Form 10-Q
period 1997-09-30
METRO-GOLDWYN-MAYER INC
filed 1997-12-16
CIK 1026816

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
     OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ________________________________
Commission file number 1-13481
                       -------------------------------------------------------

                            Metro-Goldwyn-Mayer Inc.
             (Exact name of registrant as specified in its charter)

                     Delaware                             95-4605850
       (State or other jurisdiction of incorporation    (I.R.S. Employer
                   or organization)                    Identification No.)

                              2500 Broadway Street
                         Santa Monica, California 90404
                    (Address of principal executive offices)
                                   (Zip Code)
                                  310-449-3000
              (Registrant's telephone number, including area code)
    ----------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ____ No   X
            -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Class                           Outstanding at December 16, 1997
            -----                           --------------------------------

  Common Stock, $ .01 par value                       65,765,655 Shares

                           METRO-GOLDWYN-MAYER INC.

                                     INDEX

                                                                        Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets -
         September 30, 1997 and December 31, 1996............................ 3

         Condensed Consolidated Statements of Operations -
         Quarter and Nine Months Ended September 30, 1997 and 1996............5

         Condensed Consolidated Statements of Stockholders'
         Equity - September 30, 1997......................................... 6

         Condensed Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 1997 and 1996....................... 7

         Notes to Condensed Consolidated Financial Statements................ 8



Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ..........................................13

Item 3.  Quantitative and Qualitative Disclosure About Market Risk...........20

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ..................................................21

Item 2.  Changes in Securities and Use of Proceeds ..........................21

Item 6.  Exhibits and Reports on Form 8-K ...................................22

                                       2

Item 1.  Financial Statements

                           METRO-GOLDWYN-MAYER INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                (in thousands)

                                                                September 30,     December 31,
                                                                     1997             1996
                                                               ---------------  ---------------
                                                                (Unaudited)
Cash and cash equivalents                                        $     24,075     $     16,381

Accounts and contracts receivable (net of allowance for
   doubtful accounts of $24,658 and $11,728, respectively)            254,402          271,106

Film and television costs, net                                      1,787,482        1,099,201

Investments and advances to affiliates                                  9,378           16,107

Property and equipment, net                                            33,214           27,347

Excess of cost over net assets of acquired businesses, net            598,605          302,741

Other assets                                                           41,528           41,785
                                                               ---------------  ---------------
                                                               $    2,748,684   $    1,774,668
                                                               ==============   ==============

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                           METRO-GOLDWYN-MAYER INC.

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                       (in thousands, except share data)

                                                                    September 30,   December 31,
                                                                          1997          1996
                                                                    -------------   -------------
                                                                      (Unaudited)
Liabilities:
  Bank and other debt                                               $    957,830   $      444,427
  Accounts payable and accrued liabilities                               134,505           90,933
  Accrued participants' share                                            212,862          173,094
  Income taxes payable                                                    45,063           29,269
  Advances and deferred revenues                                         149,079          104,516
  Other liabilities                                                       28,841           29,307
                                                                    -------------  --------------

     Total liabilities                                                 1,528,180          871,546
                                                                    -------------  --------------

Commitments and contingencies

Stockholders' equity:
  Preferred Stock, $.01 par value, 25,000,000 shares
    authorized, 502,820 and 501,006 shares issued and outstanding              5                5
  Common Stock, $.01 par value, 50,000,000 shares authorized,
     31,760,921 and 16,700,342 shares issued and outstanding                 318              167
  Additional paid-in capital                                           1,264,753          901,639
  Retained earnings (deficit)                                            (45,399)             166
  Cumulative translation adjustment                                          827            1,145
                                                                    ------------    -------------

     Stockholders' equity                                              1,220,504          903,122
                                                                    ------------    -------------

                                                                    $  2,748,684      $ 1,774,668
                                                                    ============    =============

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                          METRO-GOLDWYN-MAYER INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                 (unaudited)


                                                           (Successor)       (Successor)        (Predecessor)      (Predecessor)
                                                             Quarter         Nine Months           Quarter          Nine Months
                                                             Ended              Ended               Ended             Ended
                                                         Sept. 30, 1997     Sept. 30, 1997      Sept. 30, 1996     Sept. 30, 1996
                                                         ---------------    --------------      --------------     --------------
Revenues                                                        $221,068          $572,082            $291,274           $886,406
Expenses:
   Film and television production
    and distribution                                             191,163           509,075             311,289            919,197
   General corporate administrative expenses                      25,052            60,192              16,864             46,461
   Goodwill amortization                                           3,599             7,420               3,720             11,157
                                                                --------          --------            --------           --------

       Total expenses                                            219,814           576,687             331,873            976,815
                                                                --------          --------            --------           --------

Operating income (loss)                                            1,254            (4,605)            (40,599)           (90,409)

Other income (expense):
   Interest expense, net of amounts capitalized                  (15,415)          (36,014)            (23,599)           (68,685)
   Interest and other income, net                                    133             1,521               1,991              2,865
                                                               ---------          --------            --------           --------

       Total other expense                                       (15,282)          (34,493)            (21,608)           (65,820)
                                                               ---------          --------            --------           --------
Income (loss) from operations before provision for
   income taxes                                                  (14,028)          (39,098)            (62,207)          (156,229)
Income tax provision                                              (2,532)           (6,467)             (4,507)           (14,037)
                                                               ---------          --------            --------           --------

Net income (loss)                                              $ (16,560)         $(45,565)           $(66,714)          (170,266)
                                                               =========          ========            ========           ========

Pro forma net earnings (loss) per common                       $   (0.32)         $  (1.08)
                                                               =========          ========
Pro forma weighted average number
of common and common equivalent
shares outstanding                                            51,234,243        42,223,463
                                                              ==========        ==========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                           METRO-GOLDWYN-MAYER INC.

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (in thousands, except share data)

                                                      Preferred Stock             Common Stock
                                                 ------------------------ --------------------------
                                                   No. of        Par          No. of         Par
                                                   Shares       Value         Shares        Value
                                                 -----------  ----------- ------------  ------------

BALANCE DECEMBER 31, 1996                           501,006 $          5     16,700,342   $      167

Issuance of preferred and common stock                1,814          -       15,060,579          151

Foreign currency translation adjustment                 -            -              -             -

Net loss                                                -            -              -             -
                                                 -----------  ----------- --------------  ----------
BALANCE SEPTEMBER 30, 1997 (UNAUDITED)              502,820    $       5     31,760,921   $      318
                                                 ===========  =========== ==============  ==========
                                                                   Retained        Cumulative          Total
                                                 Add'l Paid-in     Earnings        Translation     Stockholders'
                                                   Capital         (Deficit)       Adjustment         Equity
                                                 ------------  ----------------    -----------    ---------------

BALANCE DECEMBER 31, 1996                         $  901,639   $           166    $    1,145       $    903,122

Issuance of preferred and common stock               363,114                -            -              363,265

Foreign currency translation adjustment                   -                 -           (318)              (318)

Net loss                                                  -            (45,565)          -              (45,565)
                                                 ------------   ---------------   ----------       ------------
BALANCE SEPTEMBER 30, 1997 (UNAUDITED)           $ 1,264,753    $      (45,399)   $      827       $  1,220,504
                                                 ============   ===============   ==========       ============

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            METRO-GOLDWYN-MAYER INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                          (Successor)                         (Predecessor)
                                                                          Nine Months                          Nine Months
                                                                             Ended                                Ended
                                                                         Sept. 30, 1997                       Sept. 30, 1996
                                                                        ---------------                      ---------------
Net cash provided by operating activities                               $      199,013                       $      333,174

Investing activities:
   Acquisition of Orion Pictures Corporation                                  (565,965)                                   -
   Additions to film costs, net                                               (477,861)                            (365,554)
   Additions to property and equipment                                          (9,318)                              (6,503)
   Other investing activities                                                   (9,127)                              (4,093)
                                                                        ---------------                      ---------------
   Net cash used in investing activities                                    (1,062,271)                            (376,150)
                                                                        ---------------                      ---------------
Financing activities:
   Proceeds from issuance of preferred and common stock                        363,265                                    -
   Proceeds from debt issuance                                                 200,000                                    -
   Net bank advances                                                           303,657                               45,516
   Dividends paid to parent                                                          -                               (6,160)
                                                                        ---------------                      ---------------
   Net cash provided by financing activities                                   866,922                               39,356
                                                                        ---------------                      --------------
Net change in cash and cash equivalents from operating,
   investing and financing activities                                            3,664                               (3,620)
Net increase (decrease) in cash due
   to foreign currency fluctuations                                               (318)                                (256)
                                                                        ---------------                      ---------------
Net change in cash and cash equivalents                                          3,346                               (3,876)
Cash and cash equivalents at beginning of period                                16,381                               17,128
Cash acquired from subsidiary                                                    4,348                                    -

                                                                        ---------------                      ---------------
Cash and cash equivalents at end of the period                          $       24,075                       $       13,252
                                                                        ===============                      ===============

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                           METRO-GOLDWYN-MAYER INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Metro-Goldwyn-Mayer Inc. (formerly known as P&F Acquisition Corp.) ("MGM") and Metro-Goldwyn-Mayer Studios Inc. and its majority owned subsidiaries ("MGM Studios") (collectively, the "Company"). MGM is a Delaware corporation formed on July 10, 1996 specifically to acquire MGM Studios. The acquisition of MGM Studios by MGM was completed on October 10, 1996 (see Note
2), at which time MGM commenced principal operations. Prior to its acquisition by MGM, MGM Studios was wholly owned by MGM Group Holdings Corporation, an indirect wholly owned subsidiary of Consortium de Realisation ("CDR"). CDR is a wholly owned subsidiary of Credit Lyonnais S.A. and is controlled by the French State.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-Q related to interim period financial statements. Accordingly, these condensed consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The Company's condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto (the "Audited Financial Statements") included in the Company's Registration Statement on Form S-1, as amended, (File No. 333-35411) (the "Registration Statement") that became effective on November 10, 1997. As permitted by Statement of Financial Accounting Standards ("SFAS") No. 53, "Financial Reporting by Producers and Distributors of Motion Pictures", the Company has presented unclassified condensed consolidated balance sheets.

NOTE 2 - ACQUISITIONS

On October 10, 1996, the Company completed the acquisition of the common stock of MGM Studios (the "MGM Acquisition") for a purchase price of $1,300,000,000 in cash, plus payment of acquisition related costs of approximately $31,430,000.

The MGM Acquisition has been accounted for as a purchase. MGM Studios' assets and liabilities have been recorded in the Company's financial statements at their estimated fair values at the acquisition date allocated as follows (in thousands):

     Accounts and contracts receivable                        $        291,550
     Film and television costs                                       1,108,768
     Other assets                                                       73,675
     Excess of cost over net assets of acquired businesses             305,664
     Liabilities assumed                                              (448,227)
                                                              ----------------
     Aggregate purchase price                                 $      1,331,430
                                                              ================

                           METRO-GOLDWYN-MAYER INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

On July 10, 1997, the Company acquired all the outstanding capital stock of Orion Pictures Corporation ("Orion"), together with certain of its subsidiaries, for an aggregate consideration of $573,000,000 (the "Orion Acquisition"). The Company financed the Orion Acquisition through (i) the issuance of 13,375,107 and 1,625,013 shares of common stock of the Company (the "Common Stock") to Tracinda Corporation ("Tracinda") and Seven Network Limited ("Seven"), respectively, for an aggregate consideration of $360,000,000, (ii) borrowings by Orion under a new $250,000,000 Orion credit facility ("Original Orion Credit Facility"), which was subsequently amended (see Note 8), and (iii) assumption of liabilities.

The Orion Acquisition has been accounted for as a purchase. Orion's assets and liabilities have been recorded in the Company's financial statements at their estimated fair values at the acquisition date allocated as follows (in thousands):

    Accounts and contracts receivable                           $       51,015
    Film and television costs                                          396,437
    Other assets                                                        14,953
    Excess of cost over net assets of acquired businesses              303,280
    Liabilities assumed                                               (199,720)
                                                                --------------
    Cash purchase price                                         $      565,965
                                                                ==============

The foregoing purchase price allocation is based upon management's preliminary estimates. The Company is in the process of finalizing valuations of individual assets and the excess purchase price will be allocated accordingly. The excess purchase price over the estimated fair value of the net assets acquired for both acquisitions is being amortized on a straight-line basis over 40 years.

The results of operations of MGM Studios have been included in the consolidated financial statements from October 11, 1996, date of commencement of principal operations. The results of operations of Orion have been included in the consolidated financial statements from July 10, 1997. The pro forma results of operations for the nine months ended September 30, 1997 as if the Orion Acquisition had occurred on January 1, 1997 and the pro forma results of operations for the nine months ended September 30, 1996 as if the Acquisition and the Orion Acquisition had occurred on January 1, 1996 are as follows (in thousands, except share data):

                            METRO-GOLDWYN-MAYER INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                      September 30, 1997

                                             September 30, 1997                September 30, 1996
                                       --------------------------           -------------------------

Revenues                                    $          642,863                 $        1,012,549
Operating Loss                              $          (19,446)                $          (33,150)
Loss from Continuing
  Operations                                $          (73,779)                $          (95,092)

Pro Forma Loss Per Share                    $            (1.40)                $            (1.81)
Pro Forma Weighted
   Average Shares                                   52,663,106                         52,564,171

Note 3 - Film and Television Costs

Film and television costs, net of amortization, are summarized as follows (in thousands):

                                                              September 30,                   December 31,
                                                                   1997                           1996
                                                        -----------------------        -----------------------
     Theatrical productions:
       Released                                         $             1,214,570        $               912,216
       Completed not released                                             8,822                              -
       In process and development                                       337,164                         59,077
     Television programming                                             226,926                        127,908
                                                        -----------------------        -----------------------
                                                        $             1,787,482        $             1,099,201
                                                        =======================        =======================

Interest costs capitalized to theatrical productions were $5,432,000 and $9,673,000 during the quarter and nine months ended September 30, 1997, respectively, and $613,000 and $4,050,000 during the quarter and nine months ended September 30, 1996, respectively.

NOTE 4 - BANK AND OTHER DEBT

Bank and other debt is summarized as follows (in thousands):

                                                               September 30,                  December 31,
                                                                   1997                           1996
                                                        ------------------------        ---------------------
     Revolving Facility                                 $                362,000        $              94,000
     Orion Credit Facility                                                36,000                            -
     Term Loans                                                          549,000                      349,750
     Capitalized lease obligations and
       other borrowings                                                   10,830                          677
                                                        ------------------------        ---------------------
                                                        $                957,830        $             444,427
                                                        ========================        =====================

                            METRO-GOLDWYN-MAYER INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

The Company's borrowings are secured by substantially all the assets of the Company. The agreements related to the Company's borrowings contain various covenants including limitations on dividends, capital expenditures and indebtedness, and the maintenance of certain financial ratios.

On October 15, 1997, the Company refinanced its existing bank debt into the Amended Credit Facility (as such term is defined in Note 8) aggregating $1.3 billion.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company, together with other major companies in the filmed entertainment industry, has been subject to numerous antitrust suits brought by various motion picture exhibitors, producers and others. In addition, various legal proceedings involving alleged breaches of contract, antitrust violations, trademark and copyright infringement and other claims are now pending, which the Company considers routine to its business activities.

In the opinion of Company management, any liability under such litigation is likely to be not material in relation to the Company's financial condition.

NOTE 6 - SUPPLEMENTARY CASH FLOW INFORMATION

The Company paid interest, net of capitalized interest, of $23,191,000 and $24,479,000 during the nine months ended September 30, 1997 and 1996,
respectively.   The Company received net foreign remittance tax refunds of
$1,826,000 in the nine months ended September 30, 1997 and paid income taxes of $17,585,000 in the nine months ended September 30, 1996.

NOTE 7 - RECAPITALIZATION

On November 18, 1997, the Company effected a recapitalization pursuant to which the Company, immediately prior to the closing of the Offering and the Tracinda Purchase (as such terms are defined in Note 8), (i) converted each share of its Series A Cumulative Convertible Preferred Stock ("the Preferred Stock") into one share of Common Stock, (ii) effected a 41.667 for 1 stock split and (iii) increased the number of authorized shares of the Common Stock from 50,000,000 to 125,000,000. Share and per share information have been retroactively restated for all periods presented to reflect this recapitalization.

Primary earnings per share represents the per share income or loss applicable to common stockholders and is computed based on the weighted average number of common shares outstanding. When dilutive, stock options are included as share equivalents using the treasury stock method. The number of shares used in computing primary earnings (loss) per share was 51,234,243 and 42,223,463 in the quarter and nine months ended September 30, 1997, respectively.

The per share computations for all periods presented reflect the conversion of the Preferred Stock and the 41.667 for 1 stock split.

                            METRO-GOLDWYN-MAYER INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    September 30, 1997

NOTE 8 - SUBSEQUENT EVENTS

On October 15, 1997, the Company and its principal lenders agreed to amend and restate the Revolving Facility, the Orion Credit Facility and the Term Loans (see Note 4) into a syndicated facility (the "Amended Credit Facility") aggregating $1.3 billion, consisting of a six year $400 million revolving credit facility, increasing to $600 million upon consummation of the Offering, a $400 million seven and one-half year term loan and a $300 million eight and one-half year term loan (the "Amended Credit Facility"). The Amended Credit Facility also contains provisions allowing, with the consent of the requisite lenders, for an additional $200 million tranche, raising the amount of the Amended Credit Facility to $1.5 billion. Proceeds drawn from the Amended Credit Facility were used to retire amounts outstanding under the Revolving Facility, Terms Loans and the Orion Credit Facility. Scheduled maturities of the term loans under the Amended Credit Facility are $0 in 1998, $0 in 1999, $0 in 2000, $33 million in 2001, $73 million in 2002, $103 million in 2003, $103 million in 2004 and $103 million in 2005 with the remaining balance due at maturity. The revolving facility portion of the Amended Credit Facility matures in October 2003, subject to extension under certain conditions. The Amended Credit Facility contains various covenants, including limitations on indebtedness, dividends, capital expenditures, and maintenance of certain financial ratios.

On November 18, 1997, the Company completed the issuance and sale of 9,000,000 new shares of the Common Stock at a price per share of $20, less an underwriting discount and Offering expenses, for estimated net proceeds of $165,000,000, in an initial public offering (the "Offering"). Concurrent with the consummation of the Offering, Tracinda purchased directly from the Company 3,978,780 shares of the Common Stock, at a price per share of $20 less an amount equal to the underwriting discount per share for shares issued in the Offering, for an aggregate purchase price of $75,000,000 (the "Tracinda Purchase"). Subsequently, $190,000,000 of the net proceeds of the Offering and the Tracinda Purchase has been used to repay existing bank debt and the remaining net proceeds were retained and used for working capital purposes.

ITEM 2.

                           METRO-GOLDWYN-MAYER INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                             RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the "Selected Consolidated Financial Data" and the Consolidated Financial Statements and the related notes thereto as well as the Audited Financial Statements.

Information in this Item 2 and elsewhere herein contains forward-looking statements, including statements containing forward-looking terminology such as "may," "will," "should," "expect," "intend," "estimate," or "continue" or the negative thereof or comparable terminology. The matters set forth in the Registration Statement under the caption "Risk Factors" constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements.

GENERAL

The Company is engaged primarily in the development, production and worldwide distribution of theatrical motion pictures and television programming.

The commercial potential of individual motion pictures and television varies dramatically and is not directly correlated with production or acquisition costs. Therefore, it is difficult to predict or project a trend of the Company's income or loss. However, the likelihood of the Company reporting losses, particularly in the year of a motion picture's release, is increased by the industry's method of accounting which requires the immediate recognition of the entire loss (through increased amortization) in instances where it is estimated the ultimate revenues of a motion picture or television program will not recover the Company's costs. On the other hand, the profit of a profitable motion picture or television program must be deferred and recognized over the entire revenue stream generated by that motion picture or television program. This method of accounting may also result in significant fluctuations in reported income or loss, particularly on a quarterly basis, depending on the Company's release schedule and the relative performance of individual motion pictures or television programs. As a result of the lack of movie production and distribution during the period from CDR's announcement in January 1996 of its intention to sell MGM Studios to the consummation of the sale, the Company expects to experience lower revenues for at least the next three years, and thus the fluctuations caused by this accounting method may have a greater impact than otherwise might be the case.

RESULTS OF OPERATIONS - QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND
1996

In connection with the MGM Acquisition, all of the assets and liabilities of MGM Studios, including its film and television library (the "Library"), were revalued as of October 10, 1996 under purchase accounting. The revaluation of the Library was based upon projected future discounted net cash flows from the underlying assets in accordance with generally accepted accounting principles. In addition, the ultimate revenue projections for the Library were revised accordingly, resulting in an amortization

                           METRO-GOLDWYN-MAYER INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

period not to exceed 20 years. The combined effect of the Library revaluation and the revision of the ultimate revenue projections resulted in a reduction in the amortization rate in the periods following the MGM Acquisition.
Furthermore, the Company completed the Orion Acquisition and has consolidated its results of operations from the July 10, 1997 acquisition date. Consequently, operating results for the quarter and nine months ended September 30, 1997 are not comparable to the corresponding 1996 periods.

The following table sets forth EBITDA (defined as operating income (loss) before depreciation and amortization principally of goodwill related to business combinations) for the quarter and nine months ended September 30, 1997 and 1996. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to, operating income, net earnings, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles.

                             (Successor)          (Predecessor)        (Successor)         (Predecessor)
                          ------------------     ---------------     ----------------   -------------------
                                 Quarter Ended September 30,              Nine Months Ended September 30,
                          --------------------------------------     --------------------------------------
                                (Unaudited, In Thousands)                  (Unaudited, In Thousands)
                                   1997              1996                      1997           1996
                                ----------        ----------                ----------     ----------
Revenues:

   Feature films                 $   185,813    $  264,480                 $  482,011     $  795,459
   Television programs                32,201        24,297                     80,115         76,771
   Other                               3,054         2,497                      9,956         14,176
                                  ----------    ----------                 ----------     ----------

          Total                      221,068       291,274                    572,082        886,406

EBITDA:

   Feature films                      30,702       (25,618)                    75,801        (56,918)
   Television programs                 6,224         4,041                      3,010         12,234
   Other                              (7,021)        1,562                    (15,804)        11,893
                                  ----------    ----------                 ----------     ----------

   EBITDA before general
    corporate administrative
    expenses                          29,905       (20,015)                    63,007        (32,791)

   General corporate
      administrative expenses        (23,283)      (15,471)                   (55,187)       (42,342)
                                  ----------    ----------                 ----------     ----------

          EBITDA                       6,622       (35,486)                     7,820        (75,133)

Depreciation and other
  amortization                        (5,368)       (5,113)                   (12,425)       (15,276)
                                  ----------    ----------                 ----------     ----------

Operating income (loss)           $    1,254    $  (40,599)                $   (4,605)    $  (90,409)
                                  ==========    ==========                 ==========     ==========

                           METRO-GOLDWYN-MAYER INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1996

FEATURE FILMS. Feature film revenues decreased by $78.7 million, or 30 percent, to $185.8 million in the quarter ended September 30, 1997 (the "1997 Quarter") compared to the quarter ended September 30, 1996 (the "1996 Quarter"). Explanations for the decrease in revenues are discussed in the following paragraphs.

Worldwide theatrical revenues decreased by $17.0 million, or 56 percent, to $13.4 million in the 1997 Quarter, due to relatively limited worldwide theatrical distribution activity following the sale of MGM Studios on October 10, 1996. In the 1997 Quarter, the Company released four new feature films domestically, including Hoodlum, as compared to seven films in release in the 1996 Quarter, which included significant revenues from Kingpin, Fled and The Birdcage. There were no significant international theatrical revenues generated in the 1997 Quarter, while international revenues in the 1996 Quarter included contributions from The Birdcage and Get Shorty.

Worldwide home video revenues decreased by $91.4 million, or 49 percent, to $94.5 million in the 1997 Quarter, which included the domestic release of Warriors of Virtue in the rental market. The 1996 Quarter included significant home video revenues from the releases of The Birdcage, Mulholland Falls and Unforgettable in the rental market, and the release of All Dogs Go To Heaven 2 in the sell-through market.

Worldwide pay television revenues increased by $6.8 million, or 27 percent, to $32.2 million in the 1997 Quarter, primarily due to the availability of Kingpin and Fled in the domestic pay television market, as compared to the availability of Species and Showgirls in the 1996 Quarter. In the international pay television marketplace, the Company realized significant license fees in the 1997 Quarter from GoldenEye, Get Shorty and Species, as compared to Blown Away and Speechless in the 1996 Quarter. Network revenues were $1.8 million in the 1997 Quarter, which included license fees recognized on the film Speechless. There were no network license fees recognized in the 1996 Quarter. Worldwide syndication revenues increased $21.1 million, or 92 percent, to $44.0 million in the 1997 Quarter, principally due to the distribution of the Orion film library from the July 10, 1997 acquisition date.

EBITDA from feature films was $30.7 million in the 1997 Quarter as compared to a loss of $25.6 million in the 1996 Quarter. The 1997 Quarter results reflect a higher operating margin on the Company's film library, which was revalued in connection with the MGM Acquisition and yielded lower amortization rates than in the 1996 Quarter. Additionally, there were feature film write-downs of only $1.5 million in the 1997 Quarter with respect to theatrical releases in that period as compared to $29.3 million in write-downs on certain theatrical releases in the 1996 Quarter.

                           METRO-GOLDWYN-MAYER INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

TELEVISION PROGRAMMING. Television programming revenues increased by $7.9 million, or 33 percent, to $32.2 million in the 1997 Quarter as compared to the 1996 Quarter. Worldwide pay television revenues increased by $7.6 million, or 146 percent, to $12.8 million in the 1997 Quarter, primarily due to the delivery of eight episodes of the new series Stargate SG-1 and delivery of the television movie Twelve Angry Men in the domestic pay television market. Worldwide syndication revenues increased by $1.8 million, or 12 percent, to $16.0 million in the 1997 Quarter due to the addition of the series Poltergeist: The Legacy in domestic syndication. These revenue increases were partially offset by a decrease of $1.5 million in revenues in the 1997 Quarter principally related to lower home video revenues earned on fewer television movies released in the period.

EBITDA from television programming was $6.2 million in the 1997 Quarter as compared to $4.0 million in the 1996 Quarter. The increase in EBITDA from television programming was a result of the successful release of the new series Stargate SG-1 and a general increase in television product in distribution.

OTHER. Other revenues include distribution of consumer products, interactive products and branded programming services, all of which constitute emerging businesses with relatively limited current operations. EBITDA from other businesses decreased $8.6 million to a loss of $7.0 million in the 1997 Quarter principally due to interactive product and development costs of $5.3 million and start-up losses of $3.8 million on the Company's investment in MGM Gold (Asia), a satellite and cable delivery channel based in Asia in which the Company holds a 50 percent equity interest. The 1996 Quarter results did not include comparable activity in these new businesses.

GENERAL CORPORATE ADMINISTRATIVE EXPENSES. General corporate administrative expenses increased by $7.8 million, or 50 percent, to $23.3 million in the 1997 Quarter as compared to the 1996 Quarter primarily due to overhead costs of $3.8 million associated with Orion and the accrual of long-term management incentive bonuses of $3.3 million established in connection with the MGM Acquisition.

INTEREST EXPENSE, NET OF AMOUNTS CAPITALIZED. Net interest expense was $15.4 million in the 1997 Quarter as compared to $23.6 million in the 1996 Quarter. Net interest expense decreased in the 1997 Quarter due to the substantial equity investment received by the Company in connection with the MGM Acquisition (see "Liquidity and Capital Resources") as well as increased capitalized interest associated with increased film production in the period.

PROVISIONS FOR INCOME TAXES. The income tax provision of $2.5 million in the 1997 Quarter and $4.5 million in the 1996 Quarter principally reflects foreign remittance taxes on international distribution revenues, which decreased substantially in the 1997 Quarter.

                           METRO-GOLDWYN-MAYER INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

FEATURE FILMS. Feature film revenues decreased by $313.5 million, or 39 percent, to $482.0 million in the nine months ended September 30, 1997 (the "1997 Period") compared to the nine months ended September 30, 1996 (the "1996 Period"). Explanations for the decrease in revenues are discussed in the following paragraphs.

Worldwide theatrical revenues decreased by $209.9 million, or 89 percent, to $27.0 million in the 1997 Period, due to relatively limited worldwide theatrical distribution activity following the sale of the Company on October 10, 1996. In the 1997 Period, the Company released nine new feature films domestically as compared to sixteen films in release in the 1996 Period, which included significant revenues from The Birdcage and Leaving Las Vegas. There were no such comparably performing releases in the 1997 Period. In the 1997 Period, the Company released only one new feature film in the international marketplace as compared to seven feature films in release in the 1996 Period, which included significant revenues from GoldenEye, The Birdcage and Get Shorty.

Worldwide home video revenues decreased by $168.6 million, or 38 percent, to $273.8 million in the 1997 Period, which included the domestic releases of Kingpin and Fled in the rental market, as well as the releases of Larger Than Life and The Birdcage in the sell-through market. The 1996 Period included significant home video revenues from the releases of GoldenEye, The Birdcage, Get Shorty, Leaving Las Vegas and Showgirls in the rental market, and promotions of the James Bond and Rocky film series and the release of All Dogs Go To Heaven 2 in the sell-through market.

Worldwide pay television revenues increased by $28.4 million, or 36 percent, to $81.8 million in the 1997 Period, primarily due to the availability of The Birdcage, Kingpin, Fled and Biodome, among others, in the domestic pay television market, as compared to the availability of Species, Showgirls and Rob Roy in the 1996 Period. Network revenues increased $12.5 million to $14.0 million in the 1997 Period, which included license fees recognized on the films Stargate, Blown Away, Getting Even With Dad, Speechless and Clean Slate. The Company recognized network license fees only on Undercover Blues in the 1996 Period. Worldwide syndication revenues increased $24.1 million, or 39 percent, to $85.5 million in the 1997 Period, principally due to the distribution of the Orion film library from the July 10, 1997 acquisition date.

EBITDA from feature films was $75.8 million in the 1997 Period as compared to a loss of $56.9 million in the 1996 Period. The 1997 Period results reflect a higher operating margin on the Company's film library, which was revalued in connection with the MGM Acquisition and yielded lower amortization rates than in the 1996 Period. Additionally, there were feature film write-downs of only $1.5 million in the 1997 Period with respect to theatrical releases in that period, compared to $81.5 million in write-downs on certain theatrical releases in the 1996 Period.

                           METRO-GOLDWYN-MAYER INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

TELEVISION PROGRAMMING. Television programming revenues increased by $3.3 million, or 4 percent, to $80.1 million in the 1997 Period as compared to the 1996 Period. Worldwide pay television revenues increased by $2.1 million, or 8 percent, to $27.8 million in the 1997 Period primarily due to increased domestic revenues from the new series Stargate SG-1. Worldwide syndication revenues increased by $3.0 million, or 8 percent, to $42.9 million in the 1997 Period due to the addition of the series Poltergeist: The Legacy in domestic syndication, partially offset by lower ratings on the Outer Limits series. These revenue increases were partially offset by a decrease of $1.8 million in revenues in the 1997 Period principally related to lower international home video revenues earned on television movies.

EBITDA from television programming was $3.0 million in the 1997 Period as compared to $12.2 million in the 1996 Period. Amortization expense on current series increased in the 1997 Period due to reduced profitability estimates, as well as loss reserves recognized on certain television series, including The Bradshaw Difference, which has been canceled.

OTHER. Other revenues include distribution of consumer products, interactive media and branded programming services, all of which constitute emerging businesses with relatively limited current operations. EBITDA from other businesses was a loss of $15.8 million in the 1997 Period as compared to a profit of $11.9 million in the 1996 Period. The 1997 Period results included interactive product and development costs of $12.6 million and start-up losses of $9.5 million on the Company's investment in MGM Gold (Asia). The 1996 Period results did not include comparable activity in these new businesses. EBITDA from other businesses in the 1996 Period included payments received in connection with an Australian pay television joint venture and an audit settlement with a major distributor.

GENERAL CORPORATE ADMINISTRATIVE EXPENSES. General corporate administrative expenses increased by $12.8 million, or 30 percent, to $55.2 million in the 1997 Period as compared to the 1996 Period primarily due to the accrual of long-term management incentive bonuses of $9.8 million established in connection with the MGM Acquisition and overhead costs of $3.8 million associated with Orion.

DEPRECIATION AND OTHER AMORTIZATION. Depreciation and other amortization decreased by $2.9 million, or 19 percent, to $12.4 million in the 1997 Period. The Company is carrying lower goodwill in the 1997 Period as a result of the acquisitions of MGM Studios and Orion.

INTEREST EXPENSE, NET OF AMOUNTS CAPITALIZED. Net interest expense was $36.0 million in the 1997 Period as compared to $68.7 million in the 1996 Period. Net interest expense decreased in the 1997 Period due to the substantial equity investment received by the Company in connection with the MGM Acquisition (see "Liquidity and Capital Resources") as well as increased capitalized interest associated with increased film production in the period.

                           METRO-GOLDWYN-MAYER INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

PROVISIONS FOR INCOME TAXES. The income tax provision of $6.5 million in the 1997 Period and $14.0 million in the 1996 Period principally reflects foreign remittance taxes on international distribution revenues, which decreased substantially in the 1997 Period.

LIQUIDITY AND CAPITAL RESOURCES

In recent years the Company has funded its operations primarily from internally generated funds and bank borrowings. The Company is currently operating under a business plan which calls for substantial continued borrowing, primarily to fund film and television production.

In connection with the MGM Acquisition, MGM Studios obtained a credit facility aggregating $800 million (the "Original MGM Credit Facility"), of which $450 million was used to fund the acquisition. As of September 30, 1997, MGM Studios had $88 million available under the Original MGM Credit Facility to fund ongoing operating activities of the Company, and the interest rate was equal to the average of the reserve-adjusted London Interbank Offered Rates quoted by certain reference banks for deposits of U.S. dollars in comparable amounts and for comparable periods in the London interbank markets ("LIBOR") plus 2.75 percent.

On July 10, 1997, the Company completed the Orion Acquisition for a total purchase price of approximately $573 million. In connection with the Orion Acquisition, the Company issued 15,000,120 shares of the Common Stock to Tracinda and Seven for $360 million. In addition, Orion obtained the Original Orion Credit Facility consisting of a $200 million term loan and a $50 million revolving credit facility. The interest rate on the Original Orion Credit Facility was equal to LIBOR plus 2.50 percent.

In October 15, 1997, MGM Studios and its principal lenders amended and restated the Original MGM Credit Facility into the Amended Credit Facility, a syndicated facility aggregating $1.3 billion, which includes Orion as a co-borrower, consisting of a six year $400 million revolving credit facility, which increased to $600 million upon completion of the Offering and the Tracinda Purchase, a $400 million seven and one-half year term loan and a $300 million eight and one-half year term loan. The facility also contains provisions allowing, with the consent of the requisite lenders and subject to syndication thereof, for an additional $200 million tranche, raising the amount of the Amended Credit Facility to $1.5 billion. Proceeds drawn from the Amended Credit Facility have been used to retire all amounts outstanding under the Original Orion Credit Facility. Scheduled amortization of the term loans under the Amended Credit Facility is $0 in 1998, $0 in 1999, $0 in 2000, $33 million in 2001, $73 million in 2002, $103 million in 2003, $103 million in 2004 and $103 million in 2005, with the remaining balance due at maturity. The revolving facility portion of the Amended Credit Facility matures in October 2003, subject to extension under certain conditions. The Amended Credit Facility contains various covenants, including limitations on indebtedness, dividends and capital expenditures and maintenance of certain financial ratios.

                           METRO-GOLDWYN-MAYER INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

On November 18, 1997, the Company completed the issuance and sale of 9,000,000 new shares of the Common Stock at a price per share of $20, less an underwriting discount and Offering expenses, for estimated net proceeds of $165 million in the Offering. Concurrent with the consummation of the Offering, Tracinda purchased directly from the Company 3,978,780 shares of the Common Stock, at a price per share of $20 less an amount equal to the underwriting discount per share for shares issued in the Offering, for an aggregate purchase price of $75 million. Subsequently, $190 million of the net proceeds of the Offering and the Tracinda Purchase were used to repay existing bank debt with the remaining net proceeds retained and used for working capital purposes. Concurrent with the Offering and the Tracinda Purchase, (i) all of the outstanding Preferred Stock was converted into Common Stock, (ii) the Company effected a 41.667 for 1 stock split of the Common Stock and (iii) the Company increased the number of authorized shares of the Common Stock to 125,000,000.

The Company's strategy and business plans contemplate substantial on-going investments in production of new feature films and television programs. In addition, the Company plans to make investments or enter into joint ventures to develop new distribution channels to further exploit its film library. Consequently, the Company may make strategic acquisitions, including acquisitions to obtain such distribution channels or to further expand its film library, and may enter into joint ventures, including ventures to produce motion pictures. The nature and extent of such additional investments (including potential acquisitions and joint ventures) are dependent upon the future evaluation of the specific strategic and economic factors underlying such opportunities. Although the Company recently considered the acquisition of a 1,000 title film library (as described in the Registration Statement), discussions with the seller of this library have ceased and the Company does not intend to further pursue this acquisition.

The Company believes that the available credit under the Amended Credit Facility, giving effect to the use of the proceeds from the Offering and the Tracinda Purchase, should be sufficient to meet the Company's current obligations and commitments and will enable the Company to continue to conduct its operations in accordance with its current business plans, although no assurance can be given in that regard. The Company may need to seek other sources of financing in order to complete any future acquisitions. Even if the Company does not consummate any acquisitions, in order to take advantage of opportunities in the capital markets, the Company may from time to time seek additional financing. No assurance can be given that such other sources will be available or on terms acceptable to the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Pursuant to the general instructions to Rule 305 of Regulation S-K, the disclosures called for by Item 3 and Rule 305 of Regulation S-K are inapplicable to the Company.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Reference is made to the Registration Statement for a description of certain pending legal proceedings involving the Company.

On November 17, 1997, the Company and Danjaq, LLC ("Danjaq") filed a complaint for declaratory relief and damages against Sony Corporation, Sony Pictures Entertainment Company ("Sony"), Columbia Pictures Industries, Inc., John Calley, Kevin McClory and Spectre Associates, Inc. regarding the Company's and Danjaq's ownership of the James Bond film franchise, and charges of copyright infringement, trademark dilution, inducing breach of contract, aiding and abetting, breach of fiduciary duty, unfair competition and misappropriation of trade secrets based on Sony's publicized assertion on October 13, 1997 that it had the right (together with Kevin McClory) to create its own James Bond film franchise (as previously discussed in the Registration Statement). The complaint seeks various forms of legal relief based on the Company's position that the defendants do not have any legal right to produce or distribute a franchise of James Bond films, or any James Bond films, in the United States. The defendants have not yet responded to the complaint or provided discovery responses. The Company and Danjaq intend to prosecute this litigation vigorously.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On November 10, 1997 the Registration Statement became effective.

On November 18, 1997, the Company completed the issuance and sale of all of the 9,000,000 shares of the Common Stock, registered pursuant to the Registration Statement, in the Offering. Concurrent with the consummation of the Offering,
(i) Tracinda purchased directly from the Company 3,978,780 shares of the Common Stock at a price per share of $20 less an amount equal to the underwriting discount per share for shares of the Common Stock issued in the Offering, for an aggregate purchase price of $75 million, (ii) each share of the Company's previously outstanding Preferred Stock was converted into one share of the Common Stock, (iii) the Company effected a 41.667 for 1 stock split of the Common Stock and (iv) the Company increased the number of authorized shares of the Common Stock to 125,000,000.

The managing underwriters of the Offering were Merrill Lynch & Co. and J.P. Morgan & Co. The total price to the public, underwriting discounts and commissions and proceeds to the Company were $180 million, $10.35 million and $169.65 million, respectively. The Company estimates that $4.65 million of other expenses in connection with the Offering have been incurred. None of such amounts were direct or indirect payments to directors or officers of the Company or their associates, to persons owning 10 percent or more of any class of equity securities of the Company or to affiliates of the Company except that, as part of the Offering, Culmen Group L.P., of which Michael Gleason, a director of the Company, serves as the President of the general partner, indirectly received, out of the underwriting discounts and commissions, approximately $87,000, representing the concession ($0.67 per share) on 130,000 shares which Culmen Group is credited with selling.

Upon consummation of the Offering and the Tracinda Purchase, the net proceeds received from the Offering and the Tracinda Purchase were invested overnight in a money market account. On November 19, 1997, $190 million of such proceeds were used for repayment of amounts borrowed under the revolving portion of the Company's Amended Credit Facility (as defined in Note 8 of the Condensed Consolidated Financial Statements). The remaining proceeds of $54.65 million were retained and used by the Company for working capital purposes. None of such amounts were direct or indirect payments to directors or officers of the Company or their associates, to persons owning 10 percent or more of any class of equity securities of the Company or to affiliates of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 27

(b)  Reports on Form 8-K

     None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            METRO-GOLDWYN-MAYER INC.




DATE:     12/16/97                                /s/ Michael Corrigan
      ___________________                   ________________________________
                                                      Michael Corrigan
                                               Senior Executive Vice President
                                                 and Chief Financial Officer
                                                   (Principal Financial Officer)


DATE:     12/16/97                                /s/ Daniel J. Rosett
      _____________________                    _________________________________
                                                      Daniel J. Rosett
                                                   Senior Vice President
                                                    Financial Operations
                                               (Principal Accounting Officer)