Form 10-K
period 1997-12-31
METRO-GOLDWYN-MAYER INC
filed 1998-03-17
CIK 1026816

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                          COMMISSION FILE NO. 1-13481

                           METRO-GOLDWYN-MAYER INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

                    DELAWARE                                       95-4605850
          (STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
       OF INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)
     2500 BROADWAY STREET, SANTA MONICA, CA                          90404
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 449-3000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                         COMMON STOCK, PAR VALUE $0.01

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                     NONE

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the Registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock (based on the last sale price of such stock as reported by the Dow Jones News Retrieval) held by non-affiliates of the Registrant as of March 11, 1998 was $151,593,460.

  The number of shares of the Registrant's common stock outstanding as of March 11, 1998 was 65,779,852.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain portions of Registrant's proxy statement for the annual meeting to be held on May 12, 1998 (the "Proxy Statement"), to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's fiscal year, are incorporated by reference under Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Metro-Goldwyn-Mayer Inc., a Delaware corporation (together, unless the context indicates otherwise, with its direct and indirect subsidiaries, "MGM" or the "Company"), is an entertainment company engaged primarily in the development, production and worldwide distribution of theatrical motion pictures and television programs. The Company, including Metro-Goldwyn-Mayer Studios Inc. ("MGM Studios"), United Artists Corporation ("UA"), Orion Pictures Corporation ("Orion"), Goldwyn Films Inc. ("Goldwyn") and its other subsidiaries, is one of only seven major film and television studios worldwide. With approximately 4,000 film titles and over 8,200 episodes of television programming, the Company's library (the "Library") constitutes the largest collection of post-1948 feature films in the world. Motion pictures in the Library have won over 185 Academy Awards, including Best Picture Awards for Annie Hall, The Apartment, The Best Years of Our Lives, Dances With Wolves, The Deer Hunter, Hamlet, In the Heat of the Night, Marty, Midnight Cowboy, Platoon, Rain Man, Rocky, Silence of the Lambs, Tom Jones and West Side Story. The Library also includes 18 titles in the James Bond film franchise, five titles in the Rocky film franchise and nine titles in the Pink Panther film franchise.

  MGM's executive offices are located at 2500 Broadway Street, Santa Monica, California 90404. The Company's telephone number is (310) 449-3000.

BACKGROUND OF THE COMPANY

  Metro-Goldwyn-Mayer ("Old MGM") was established in 1924 through the merger of Metro Pictures, Goldwyn Pictures and Louis B. Mayer Productions. A corporation wholly owned by Kirk Kerkorian became Old MGM's controlling shareholder in 1969. In 1981 Old MGM acquired UA, which had been formed in 1919 when Mary Pickford, Douglas Fairbanks, D.W. Griffith and Charlie Chaplin joined forces to release their own motion pictures, as well as motion pictures made by independent producers. In 1986 Turner Broadcasting System, Inc. ("Turner") acquired the businesses of Old MGM, and as part of that transaction, Tracinda Corporation ("Tracinda") and certain of the former stockholders of Old MGM concurrently acquired UA, including the UA library, from Old MGM. Shortly thereafter, UA reacquired the Metro-Goldwyn-Mayer name and logo and certain other assets from Turner. UA was then renamed MGM/UA Communications Co. ("MGM/UA"). Turner retained the film library created through the pre-1986 operations of Old MGM (the "Old MGM Library").

  In November 1990 MGM/UA was acquired by Pathe Communications Corporation ("Pathe") and was renamed MGM-Pathe Communications Co. ("MGM-Pathe"), the predecessor to MGM Studios. In May 1992 Credit Lyonnais Bank Nederland N.V. ("CLBN"), Pathe's principal lender, foreclosed on substantially all of the stock of MGM-Pathe, following default by Pathe, and such stock was ultimately transferred to Consortium de Realisation ("CDR"), a wholly owned subsidiary of Credit Lyonnais S. A. ("CL").

  In July 1993 Frank G. Mancuso was appointed as Chairman and Chief Executive Officer of MGM Studios. In January 1996 CDR announced its intention to sell MGM Studios.

  Tracinda, Seven Network Limited ("Seven") and senior management of MGM Studios formed the Company (then known as P&F Acquisition Corp.) to acquire all of the outstanding capital stock of MGM Studios and its subsidiaries, including UA, in October 1996 for an aggregate consideration of $1.3 billion (the "MGM Acquisition"). Tracinda is wholly-owned by Mr. Kerkorian. Seven is one of the largest television broadcast networks in Australia with stations in five major Australian metropolitan areas and one regional television station.

  In July 1997 the Company acquired all of the outstanding capital stock of Orion and its subsidiaries, including Goldwyn (the "Orion Companies"), from Metromedia International Group, Inc. (the "Orion

Acquisition"). In connection with the Orion Acquisition, the Company obtained the film and television libraries of the Orion Companies consisting of approximately 1,900 film titles and 3,000 television episodes, nearly doubling the size of the Library to its current size of approximately 4,000 film titles and over 8,200 episodes of television programming. The Landmark Theatres owned by Goldwyn were excluded from the Orion Acquisition.

  On November 18, 1997, the Company completed an initial public offering, whereby it issued and sold 9,000,000 new shares of common stock, $.01 par value per share (the "Common Stock") at a price per share of $20, less an underwriting discount, for net proceeds (after expenses of the initial public offering) to the Company of $165 million (the "Offering"). Concurrent with the consummation of the Offering, Tracinda purchased directly from the Company, at a purchase price of $18.85 per share (equal to the per share price to the public in the Offering, less the underwriting discount), 3,978,780 shares of the Common Stock for an aggregate purchase price of $75 million (the "Tracinda Purchase"). In addition, Tracinda acquired an aggregate of 2,429,263 shares of the Common Stock through open market purchases following commencement of the Offering through December 31, 1997.

THE MOTION PICTURE AND TELEVISION INDUSTRY

  Motion Pictures--General. The motion picture industry consists of two principal activities: production and distribution. Production involves the development, financing and production of feature-length motion pictures. Distribution involves the promotion and exploitation of motion pictures throughout the world in a variety of media, including theatrical exhibition, home video, television and other ancillary markets. The U.S. motion picture industry can be divided into major studios and independent companies, with the major studios dominating the industry in the number of theatrical releases. In addition to the Company (including Metro-Goldwyn-Mayer Pictures Inc. ("MGM Pictures"), United Artists Pictures Inc. ("UA Pictures"), Orion and Goldwyn), the major studios as defined by the Motion Picture Association of America are The Walt Disney Company (including Buena Vista, Touchstone and Miramax) ("Disney"), Paramount Pictures Corporation ("Paramount"), Sony Pictures Entertainment Inc. (including Columbia and TriStar) ("Sony"), Twentieth Century Fox Film Corporation ("Fox"), Universal Studios, Inc. ("Universal") and Warner Bros. (including Turner, New Line Cinema and Castle Rock Entertainment) ("Warner"). The major studios are typically large diversified corporations that have strong relationships with creative talent, exhibitors and others involved in the entertainment industry and have global film production and distribution capabilities.

  Historically, the major studios have produced and distributed the majority of high grossing theatrical motion pictures released annually in the United States. Over the past decade, the number of feature-length motion pictures released by the major studios has increased dramatically. In addition, most of the studios have created or accumulated substantial and valuable motion picture libraries that generate significant revenues. These revenues can provide the major studios with a stable source of earnings that offsets the variations in the financial performance of their motion picture releases and other aspects of their motion picture operations.

  The independent companies have more limited production and distribution capabilities than do the major studios. While certain independent companies may produce as many films as a major studio in any year, independent motion pictures typically have lower negative costs and are not as widely released as motion pictures produced and distributed by the major studios. Additionally, the independent companies may have limited or no internal distribution organizations and may rely on the major studios for distribution and financing.

  Motion Picture Production. The production of a motion picture begins with the screenplay adaptation of a popular novel or other literary work acquired by the producer of the motion picture or the development of an original screenplay based upon a story line or scenario conceived or acquired by the producer. In the development phase, the producer may seek production financing and tentative commitments from a director, the principal cast members and other creative personnel. A proposed production schedule and budget are prepared. At the end of this phase, the decision is made whether or not to "greenlight," or approve for production, the motion picture.

  After greenlighting, pre-production of the motion picture begins. In this phase, the producer engages creative personnel to the extent not previously committed, finalizes the filming schedule and production budget, obtains insurance and secures completion guaranties, if necessary. Moreover, the producer establishes filming locations, secures any necessary studio facilities and stages and prepares for the start of actual filming.

  Principal photography, or the actual filming of the screenplay, generally extends from seven to 16 weeks, depending upon such factors as budget, location, weather and complications inherent in the screenplay. Following completion of principal photography, the motion picture enters what is typically referred to as post-production. In this phase, the motion picture is edited, opticals, dialogue, music and any special effects are added, and voice, effects and music soundtracks and pictures are synchronized. This results in the production of the negative from which release prints of the motion picture are made. Major studios and independent film companies hire editors, composers and special effects technicians on the basis of their suitability for a particular picture.

  The production and marketing of theatrical motion pictures requires substantial capital. The costs of producing and marketing motion pictures have generally increased in recent years. These costs may continue to increase in the future, thereby increasing the costs to the Company of its motion pictures. Production costs and releasing costs are rising at a faster rate than increases in either domestic admissions to movie theaters or admission ticket prices, leaving the Company more dependent on other media, such as home video and television, and foreign markets.

  Motion Picture Distribution. The distribution of a motion picture involves the licensing of the picture for distribution or exploitation in various markets, both domestically and internationally, pursuant to a release pattern. These markets include theatrical exhibition, non-theatrical exhibition (which includes airlines, hotels and armed forces facilities), home video (including rental and sell-through), presentation on television (including pay-per-view, pay, network, syndication or basic cable) and marketing of the other rights in the picture and underlying literary property, which may include books, merchandising and soundtracks. The domestic and international markets generally follow the same release pattern, with the starting date of the release in the international market varying from being concurrent with the domestic theatrical release to being as long as nine months afterwards. A motion picture typically is distributed by a major studio or one or more distributors that acquire rights from a studio or other producer in one or more markets or media or a combination of the foregoing.

  Both major studios and independent film companies often acquire pictures for distribution through a customary industry arrangement known as a "negative pickup," under which the studio or independent film company agrees to acquire from a production company all rights to a film upon completion of production, and also acquire completed films.

  Television Production. The production of television series programming involves the development of a format based on a creative concept or literary property into a television script, the hiring of talent, the filming or taping of the program and the technical and post-production work necessary to produce a finished program. Television producers may originate projects internally or acquire them from others. If a concept is deemed suitable for development, the studio or other producer or network typically commissions and pays for a script. Once a script is ordered, one or more license agreements are negotiated with the potential broadcasters of such program. A pilot episode usually is ordered or commissioned prior to the determination of whether a series will be produced.

  Television production can generally be divided into two distinct businesses: network production (i.e., television shows for ABC, CBS, NBC, Fox, UPN and WB) and non-network production (i.e., made-for-cable and first-run syndication). The economics of the two types of television production are different. In network production, a network generally orders approximately six to 13 initial episodes of each new series for a license fee equal to a percentage of the program's cost. The balance of the production cost can only be recouped through international sales and syndication if a series is successful and generally remains unrecouped for at least four years. In the non-network production or first-run syndication business, a producer seeking to launch a new series commits to produce a minimum number of episodes if the producer can "clear" the series by selling to individual television stations in sufficient markets throughout the country (generally comprising 70 percent of television households). Once produced, the episodes are immediately available for licensing to international broadcasters as well. This approach generally involves a lower production cost risk and earlier return on investment ("ROI") than the network production business; however, non-network programming also generally provides a lower ROI than successful network production. See "-- Production--Television Production."

  Television Distribution. The U.S. television market is served by network affiliated stations, independent stations and cable systems, although the number of independent stations has decreased as many formerly independent stations have become affiliated with new networks in recent years. During "prime time" hours, network affiliates primarily broadcast programming produced for the network. In non-prime time, network affiliates telecast network programming, off-network programming, first-run programming (programming produced for distribution on a syndicated basis) and programming produced by the local stations themselves. Independent television stations and cable networks, during both prime and non-prime time, produce their own programs and telecast off-network programs or first-run programs acquired from independent producers or syndicators. Syndicators generally are companies that sell to independent television stations and network affiliates programming produced or acquired by the syndicator for distribution.

BUSINESS STRATEGY

  The Company's goal is to enhance its position as a premier global entertainment content company by maximizing the value of its assets, including the Library and its film and television production units, under the direction of its experienced management team. To achieve this goal, the Company seeks to:

  Build and Leverage the Library. The Company believes that the Library is its most powerful asset and that the Library will continue to generate relatively stable cash flows through the worldwide distribution of its titles. Management seeks to maximize the value of the Library by (i) producing new motion pictures and television programs that will not only be successful on their own, but will also increase the depth and breadth of the Library, (ii) aggressively marketing and repackaging the Library's titles, (iii) developing new distribution channels for delivering MGM branded programming, (iv) capitalizing on developments in technology and (v) further penetrating international markets as they grow. As opportunities arise, the Company may pursue strategic acquisitions, including acquisitions of additional titles or of new distribution channels for the Library. Additionally, the Company expects to benefit as certain rights to the Library that have been previously licensed to others revert to the Company over time. See "--Distribution."

  Develop, Produce and Distribute Theatrical Motion Pictures. Through MGM Pictures and UA Pictures, the Company plans to produce or co-produce and distribute approximately ten to 12 motion pictures annually across a variety of genres. The Company intends to (i) actively manage its production and release schedules to maximize overall performance of those motion pictures,
(ii) tightly control development and production expenditures while maintaining the artistic integrity required to develop and produce successful feature films and (iii) utilize the Library as an inexpensive source for sequels and remakes and the expansion of certain well-tested, familiar film franchises. Additionally, the Company plans to produce or acquire and release approximately four to six specialty motion pictures annually through Goldwyn. The Company also plans to distribute annually approximately four to six motion pictures produced by others.

  Develop, Produce and Distribute Television Programming. The Company intends to focus primarily on the development and production of series for pay television and the first-run syndication business by using its extensive Library as a source of ideas. Under its television programming strategy, the Company has generally been able to recover substantially all production costs for a series shortly following completion of production by obtaining up-front financial commitments from domestic pay television broadcasters for production of multiple episodes of the series and concurrently licensing the series in international markets. The Company also develops programs such as two-hour television movies and mini-series. In addition, the Company has recently begun allocating a portion of its television production budget to producing series for network television. See "-- Production--Television Production."

  Leverage the MGM Brand Name. The Company believes that the MGM name and its lion logo are among the most recognized in the world. The Company intends to capitalize on the inherent value of its name and logo through the distribution of branded programming and the selective development of high-quality consumer products.

  When Mr. Mancuso was appointed Chairman and Chief Executive Officer in 1993, he began implementing the above business strategy. Under Mr. Mancuso's direction, the Company completed the Orion Acquisition to build the Library, has reestablished a television series production business and has taken steps to leverage the MGM brand name. In addition, under Mr. Mancuso's direction the Company has produced and/or released such successful motion pictures as The Birdcage, Get Shorty, GoldenEye, Leaving Las Vegas, Species, Stargate and Tomorrow Never Dies. Although the Company did not approve any motion pictures for production during the ten month period from CDR's announcement in January 1996 of its intention to sell MGM Studios to the consummation of such sale in October 1996 (the "Sale Period"), since completion of the MGM Acquisition, management has taken steps to return operations to a more expanded production and release schedule. Since October 1996 the Company has approved 16 motion pictures for production. There can be no assurance that the Company will not experience problems or delays in its return to more normal operations.

FILM AND TELEVISION LIBRARY

  The Library is one of the most critically acclaimed libraries in the motion picture industry, representing one of the largest collections of Academy Award-winning films. As of December 31, 1997 the Company owned, or held certain distribution rights with respect to, approximately 4,000 theatrical motion pictures, excluding the approximately 2,950 titles that the Company has the right to distribute in home video markets under an agreement with Turner. See discussion below and "--Distribution--Home Video Distribution." The motion pictures in the Company's Library have won over 185 Academy Awards. Fifteen motion pictures have won the Academy Award for Best Picture, including Annie Hall, The Apartment, The Best Years of Our Lives, Dances With Wolves, The Deer Hunter, Hamlet, In the Heat of the Night, Marty, Midnight Cowboy, Platoon, Rain Man, Rocky, Silence of the Lambs, Tom Jones and West Side Story.

  The Library also constitutes the largest collection of post-1948 feature films in the world. In 1948 certain major studios negotiated consent decrees requiring that the studios separate their exhibition businesses from their production and distribution businesses and mandating the divestiture of certain theater holdings. This is generally believed to have triggered greater competition among the studios and an increased emphasis on the potential for commercial success in the development and production stages, resulting in a greater focus on the content and quality of the motion pictures produced and distributed by the studios. The Company believes that films produced and developed after 1948 generally are more valuable than films that were produced and developed previously.

  Additionally, the Library includes motion pictures from a wide range of genres, including dramas, comedies, action-adventure movies, westerns and suspense thrillers. Management believes that the Library's diversity, quality and extensive size provides the Company with substantial competitive advantages. The Company seeks to continue to build upon these advantages by producing and acquiring new motion pictures across a variety of genres and budget ranges to update and enhance the Library. See "--Production--Motion Picture Production."

  The Library also includes over 8,200 episodes from television series previously broadcast on prime-time network television or in first-run syndication, including episodes of The Addams Family, American Gladiators, Bat Masterson, Cagney & Lacey, Fame, Green Acres, Highway Patrol, In the Heat of the Night, Mr. Ed, The Patty Duke Show, Pink Panther, Sea Hunt and thirtysomething. The television series in the Library have won 41 Emmy awards and seven Golden Globe awards.

  The Company will continue to implement its strategy of developing new projects from existing Library assets. The Library represents a readily-available, "market tested" source of development ideas. For example, the Company recently had success with the film The Birdcage, a remake of La Cage aux Folles, and is expected to release Species II, the sequel to Species, in 1998. Furthermore, the Company has successfully expanded the valuable film franchises within its Library, most notably the James Bond franchise, with the 1995 commercial success of GoldenEye and the release of the latest James Bond film, Tomorrow Never Dies, on December 19, 1997. As of February 28, 1998, Tomorrow Never Dies had earned greater domestic box office receipts than any other film in the James Bond franchise. Additionally, the Company has successfully developed four television series based on Library motion pictures: Poltergeist: The Legacy based on Poltergeist; Stargate SG-1 based on Stargate; All Dogs Go to Heaven, based on the movie of the same name; Fame L.A. based on Fame; and The Magnificent Seven, based on the movie of the same name. The Company also produced a remake of Twelve Angry Men as a made-for-television movie, which first aired on Showtime Networks Inc. ("Showtime") in August 1997.

  Eighteen James Bond motion pictures in the Library are produced and distributed pursuant to a series of agreements with Danjaq, LLC ("Danjaq"). The motion pictures are produced by Danjaq, and the Company has the right to approve all key elements of the pictures, such as the selection of the director and the leading actors. The copyright in each of the motion pictures is owned jointly by the Company and Danjaq. Generally, the Company has the right to distribute each of the pictures in all media worldwide in perpetuity or for a term of 15 years. Where the Company's distribution rights are not perpetual, the rights revert to joint control by the Company and Danjaq after expiration of the distribution term. Danjaq owns any television series created that is based on the James Bond motion pictures, and the Company has the distribution rights to such series. Danjaq controls the merchandising rights with respect to the pictures, with the Company being entitled to receive a portion of the revenues from all merchandising licenses. Additionally, the Company controls all marketing rights, and controls the music from The Living Daylights (1987) and all subsequent pictures. All other rights relating to the pictures are controlled jointly by the Company and Danjaq. The agreements contain certain restrictions on the sale or licensing by the Company of any of its rights in the pictures. Although the Company does not believe that this joint nature of ownership and control of the James Bond franchise will have any material adverse effect on the Company in the future, no assurance to that effect can be given.

  Prior to 1959, Ian Fleming authored a number of novels depicting the adventures of James Bond, and commencing in 1959, Mr. Fleming and Kevin McClory collaborated on the development of certain plot lines and treatments and a script entitled Thunderball, featuring the James Bond character. In that connection, Mr. McClory ultimately acquired from Mr. Fleming certain rights to make a feature film using the James Bond character in these plot lines. Mr. Fleming thereafter wrote a novel of the same name. In 1961, Mr. McClory commenced litigation against Mr. Fleming with regard to the script, the novel and certain related rights.

  In 1962, prior to the settlement of the Fleming-McClory litigation, Mr. Fleming effectively granted to a predecessor-in-interest of Danjaq the exclusive worldwide rights to, among other things, make films based on Mr. Fleming's existing or future James Bond novels (other than Thunderball or Casino Royale) and to create original screenplays about the adventures of James Bond not based on Mr. Flemings's James Bond novels. This agreement further provides that the film rights to the Thunderball novel that were the subject of the Fleming-McClory litigation would also be transferred to Danjaq's predecessor to the extent Mr. Fleming was permitted to transfer such rights following completion of the litigation.

  The Fleming-McClory litigation was resolved in 1963 by a settlement among Mr. Fleming, Mr. McClory and the other parties to the litigation in which Mr. McClory acknowledged that Mr. Fleming was the creator and proprietor of the James Bond character. Pursuant to that settlement, Mr. McClory was, in effect, given the film rights in the Thunderball documents and scripts attached to the settlement agreement, the rights to reproduce any part of Mr. Fleming's Thunderball novel in a film and to exhibit any such film in any manner whatsoever and the rights to use the James Bond character in the film Thunderball. The Company believes these rights, at most, gave Mr. McClory the right to make a film of the story in the novel Thunderball (i.e. a "remake" of Thunderball). Mr. McClory produced the film Thunderball (with UA and Danjaq) in 1965. Mr. McClory has at various times since 1963 taken the position that he has broader rights to use the James Bond character than simply remake Thunderball, but since 1965 he has only made the 1983 film Never Say Never Again, which Mr. McClory claimed was a remake of the film Thunderball.

  On October 13, 1997, Sony issued a press release announcing plans by its Columbia Pictures division to produce a series of new James Bond feature films based on works created by Mr. Fleming, Mr. McClory and John Whittingham. On November 17, 1997, the Company and Danjaq filed an action in federal court in Los Angeles against Sony Corporation, Sony Pictures Entertainment Inc., Columbia Pictures Industries, Inc., John Calley, Kevin McClory and Spectre Associates, Inc. seeking declaratory and injunctive relief and/or damages for copyright infringement, trademark dilution, slander of title, unfair competition, inducing breach of contract and breach of fiduciary duties, and misappropriation of trade secrets. On January 23, 1998, the Company and Danjaq filed an amended complaint adding claims for trademark infringement, federal unfair competition and California trademark dilution. Among other things, the Company and Danjaq contend not only that Mr. McClory's rights were limited to remaking Thunderball but that even those rights have expired under U.S. law pursuant to the doctrine of Stewart v. Abend, 495 U.S. 207 (1990) and that Mr. McClory's rights have been recently acquired by Danjaq. See "Item 3. Legal Proceedings."

  The Company seeks to aggressively market and distribute titles in the Library in existing pay and free television, home video and other markets worldwide, as well as through developing technologies. Rather than selling its titles on a single or multi-picture basis, the Company strives to pool strategically its motion picture and television titles into cohesive programming packages directed at specific markets, including purchasers of large quantity programming and services in emerging markets which may not have their own programming capabilities. The Company believes that the development and growth of direct broadcast satellite ("DBS") and other new distribution systems may generate significant incremental profits for the industry as the number of channels requiring content grows. The Company believes that, with its extensive Library and its branded programming strategy, the Company is well positioned to benefit from such growth and development. As opportunities arise, the Company expects to consider acquisitions, including acquisitions to expand the Library or to obtain new distribution channels.

  The Company has differing types of rights to the various titles in the Library. In some cases, the Company owns the title outright, with the right to exploit the title in all media and territories for an unlimited time. In other cases, the title may be owned by a third party and the Company may have obtained the right to distribute the title in certain media and territories for a limited term. Even if a title is owned by the Company, the Company may have granted rights to exploit the title in certain media and territories to others. The Company owns outright, or has been granted rights in perpetuity to, approximately 50 percent of the titles in the Library. The Company's rights in the other titles are limited in time and, pursuant to the terms of the existing arrangements, the rights granted to the Company expire with respect to approximately 15 percent of the Library over the next five years (i.e. through the year 2002), with respect to another approximately 17 percent over the five years thereafter (from 2002 to 2007), and with respect to another approximately 15 percent over the ten years thereafter (from 2007 to 2017). The Company has generally been able to renew such rights on acceptable terms, however no assurances can be made that it will continue to be able to do so in the future. In accordance with industry practice, for purposes of calculating the size of the Library, the Company includes any title that the Company has the right to distribute in any territory in any media for any term. The only material exception to the foregoing practice is that, even though the Company has home video distribution rights through 2001 with respect to approximately 2,950 titles owned by Turner, the Company does not include such titles in calculating the number of titles in the Library.

  Due to certain long-term pre-paid licenses entered into by prior management, the Company does not expect to receive significant revenue with respect to substantial portions of its Library from domestic free and certain major international television markets for the next several years. This includes many of the most valuable titles in the Library, including approximately 50 percent of the pre-1990 MGM and UA titles, which have been licensed in one or more of the U.S., France, Spain and Germany, and less than 50 percent of the Orion titles, which have been licensed in one or more of France, Spain, Germany and the United Kingdom. See "--Distribution--Pay and Free Television Distribution." The Company expects to benefit as certain rights to the Library that have been previously licensed to others revert to the Company over time. See "--Distribution--Home Video Distribution" and the discussion above.

PRODUCTION

 MOTION PICTURE PRODUCTION

  The Company currently develops and produces theatrical motion picture projects through two separate production entities, MGM Pictures and UA Pictures. The Company operates these production units independently with separate management teams and allows them to compete directly for the best new projects on the creative side of the business. At the same time, the Company supports the units with the benefits of centralized marketing, sales, legal, physical production and distribution functions. Direct access to senior management also expedites major decision-making. By utilizing its two separate production units, management believes that the Company benefits from the distinct creative talents and perspective of each of its chief production executives, resulting in greater diversity within its overall release slate.

  Through these production units, the Company plans to produce or co-produce and distribute between approximately ten and 12 motion pictures annually across a variety of genres and budget ranges and release approximately four to six additional pictures each year that are produced by other producers. Both production units employ a development staff of creative executives who work to refine concepts and scripts so that projects are developed to the point that production decisions can be made. The creative staffs of both MGM Pictures and UA Pictures currently have approximately 100 ongoing projects in the aggregate, which are in various phases of development and pre-production. The Company's current strategy is to have fewer projects in development at any one time than the other major studios in order to concentrate its efforts and assets on the projects that management believes could be the most commercially successful. The Company believes that this strategy will result in lower development related write-offs and abandonment costs. Historically, the Company's development related write-offs and abandonment costs were $21.2 million, $11.6 million and $19.5 million in the years ended December 31, 1997, 1996 and 1995, respectively.

  Additionally, the Company plans to release approximately four to six specialty motion pictures each year through Goldwyn. These motion pictures will be produced or co-produced by Goldwyn or acquired through negative pickups or other distribution arrangements and will include motion pictures in a variety of genres generally involving producers and directors, writers or other talent who typically work outside of the major studio system. The Company's investment in such pictures is expected to be significantly less than the Company's investment for pictures produced through MGM Pictures or UA Pictures. The Company believes that this strategy of releasing independent motion pictures will add greater diversity to the Company's release slate and enhance the Library both through the addition of new film product and the building of relationships with up-and-coming producers and directors, writers and other talent.

  In order to manage the financial risks inherent in motion picture production, management has developed a rigorous budgeting and approval process and strictly controls the cost of each motion picture through active management involvement in all phases of the production process. When a project is considered to have commercial potential, budgets are developed independently by the physical production department to determine the below-the-line cost of a motion picture. At a point early in this process, a preliminary below-the-line estimate is combined with potential above-the-line costs, such as talent costs and participations, to form a model of the total cost of the motion picture. The Company then performs sensitivity analyses to determine the motion picture's potential ROI. The ROI range is developed using a preliminary cost model together with a revenue model based on the picture's budget, genre, cast, international appeal and other factors. The Company believes that, as a result of its focus on budgeting and controlling production expenditures, it will be able to avoid unnecessary cost-overruns and excess expenditures. The Company (like most major motion picture studios) generally does not obtain "completion bonds" from outside insurers to protect itself against budget overruns and completion delays.

  The Company believes that it pursues fewer producer or talent "overhead" arrangements, in which a studio pays a portion of the overhead of creative talent (i.e., producer, director or actor) for the right to receive a "first look" at that party's projects, than other major studios. In general, the Company believes that its capital resources are better allocated to acquire literary property or the services of talent for a specific project than to fund overhead.

  The Company does not own any studio facilities or stages but rather leases facilities and sound stages on an "as needed" basis in connection with the production of specific motion picture and television projects. The Company has not experienced any difficulties in leasing appropriate facilities and sound stages when needed.

  Motion picture production and distribution is highly speculative and inherently risky. There can be no assurance of the economic success of any motion picture since the revenues derived from the production and distribution of a motion picture (which do not necessarily bear a direct correlation to the production or distribution costs incurred) depend primarily upon its acceptance by the public, which cannot be predicted. The commercial success of a motion picture also depends upon the quality and acceptance of other competing films released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. Further, the theatrical success of a motion picture is generally a key factor in generating revenues from other distribution channels. There is a substantial risk that some or all of the Company's motion pictures will not be commercially successful, resulting in costs not being recouped or anticipated profits not being realized. Based on the Company's current business plan for next five years, its annual release slates may be comprised of proportionately fewer large budget "event" motion pictures than the current release slates of the other major studios.

  The following table details the Company's current 1998 release schedule.

                               RELEASE SCHEDULE

                           APPROXIMATE
         TITLE            RELEASE DATE           SUMMARY                PRINCIPAL ACTORS
------------------------  ------------- -------------------------- --------------------------
Live Flesh..............  Released      Pedro Almadovar's latest   Javier Bardem, Liberto
                                        look at love and sex        Rabal, Francesca Neri,
                                                                    Angela Molina, Jose
                                                                    Sancho

Deceiver................  Released      Suspenseful thriller about Tim Roth, Chris Penn,
                                        a murder investigation and  Michael Rooker, Renee
                                        the web of lies that        Zellweger, Ellen Burstyn,
                                        surrounds it                Rosanna Arquette

Hurricane Streets.......  Released      Disturbing look at modern- Brendan Sexton III, Isidra
                                        day youth                   Vega, Shawn Elliott

I Love You Don't Touch
 Me.....................  Released      A bold romantic comedy     Marla Schaffel, Mitchell
                                                                    Whitfield, Meredith Scott
                                                                    Lynn, Michael Harris

The Man in the Iron
 Mask(2)................  Released      Period piece based on the   Leonardo DiCaprio, John
                                        Alexandre Dumas novel       Malkovich, Jeremy Irons,
                                                                    Gerard Depardieu, Gabriel
                                                                    Byrne

Welcome to Woop Woop....  April 1998    Twisted road comedy from   Johnathon Schaech, Rod
                                        the director of "The        Taylor, Susie Porter, Dee
                                        Adventures of Priscilla,    Smart
                                        Queen of the Desert"

Species II(1)...........  April 1998    Sequel to the successful   Michael Madsen, Marg
                                        1995 film                   Helgenberger, Natasha
                                                                    Henstridge

Music From Another Room.  April 1998    Romantic comedy about a    Brenda Blethyn, Jude Law,
                                        man's search for his one    Jennifer Tilly, Martha
                                        true love                   Plimpton

Hanging Garden..........  May 1998      A 25-year old gay man      Chris Leavins, Kerry Fox,
                                        returns to his              Seana McKenna, Peter
                                        dysfunctional family in     McNeill, Troy Veinotte
                                        Nova Scotia after a 10-
                                        year absence

Dirty Work(1)...........  May 1998      Comedy about the revenge   Norm Macdonald, Chevy
                                        business                    Chase, Jack Warden, Don
                                                                    Rickles

Be the Man(1)...........  July 1998     Comic Super Dave Osborne   Dave Osborne, Don Lake,
                                        attempts to leave his       Fuji, Mike Walden
                                        bumpy career as a hapless
                                        stuntman and open up a
                                        school for would-be fall
                                        guys

Disturbing Behavior(1)..  August 1998   A teen thriller about a    James Marsden, Nick Stahl,
                                        new kid in town who         Katie Holmes
                                        discovers the town's evil
                                        method of turning
                                        rebellious teens into
                                        wholesome overachievers

At First Sight(1).......  October 1998  Based on the true story by Val Kilmer, Mira Sorvino,
                                        Oliver Sacks (Awakenings)   Kelly McGillis, Nathan
                                        of a blind man whose sight  Lane, Steven Weber, Ken
                                        is restored and the         Howard, Bruce Davison
                                        effects it has on him, his
                                        sister and the woman he
                                        loves

Ronin(2)................  November 1998 John Frankenheimer directs Robert DeNiro, Jean Reno,
                                        an action-adventure about   Sean Bean, Jonathan
                                        a team of international     Pryce, Stellan Skarsgard,
                                        agents hired to carry out   Natasha McElhone
                                        a dangerous mission

Supernova(2)............  December 1998 Science-fiction thriller   James Spader
                                        about a medical spaceship
                                        that responds to a
                                        distress signal and takes
                                        on a mysterious passenger

--------
(1) Developed and produced by MGM Pictures.
(2) Developed and produced by UA Pictures.

  The Company may revise the release date of a motion picture as the production schedule changes or in such a manner as the Company believes is likely to maximize revenues. Additionally, there can be no assurance that any of the motion pictures scheduled for release will be completed, that completion will occur in accordance with the anticipated schedule or budget, or that the motion pictures will necessarily involve all of the creative talent listed above, as the production, completion and distribution of motion pictures are subject to numerous uncertainties including financing requirements, personnel availability (see "--Employees") and the release schedule of competitive motion pictures.

 TELEVISION PRODUCTION

  Through MGM Worldwide Television Group, the television production and distribution unit of MGM Studios, the Company is engaged in the development and production of episodic television series, mini-series and movies for distribution on domestic and international television networks, local independent and network-affiliated television stations, pay television networks, basic cable networks and home video. Since the re-establishment of its television series production operations in 1994, the Company has obtained commitments for approximately 820 hours of television programming, of which approximately 50 percent remained to be aired as of December 31, 1997. Historically, the Company's television activities were focused on the traditional network production business and made-for-television movies, and many of the television programs in the Library were produced as network series. Since the networks have substantially lowered the license fees as a percentage of the budget for network television programming in recent years, resulting in significantly larger production investment risks for the producers of such programming, the Company altered its television strategy in 1994 when the Company's management re-established the Company's television series production operations. See "--The Motion Picture and Television Industry."

  Since 1994 the Company has focused primarily on the development and production of series for the first-run syndication business, which involves a lower production investment risk for the Company, and movies and mini-series for both network and off-network broadcasters. The Company's strategy is designed to (i) minimize up-front capital investment through the production of series for the first-run syndication business and through co-production arrangements, (ii) minimize risks associated with large deficit financing by developing product such as two-hour movies or mini-series that generally offer stable, predictable cash flows, (iii) use valuable Library assets such as The Outer Limits, Poltergeist, Stargate, All Dogs Go to Heaven, Fame and The Magnificent Seven to develop recognizable products with enhanced marketability at a reduced cost and (iv) develop alternative types of programming, such as animated cartoon strips, talk shows, variety shows and reality-based programming such as LAPD--Life on the Beat.

  As part of its strategy, the Company has entered into a programming arrangement with Showtime whereby the Company provides television series and movies for premiere on Showtime. Showtime has agreed to license exclusive U.S. pay television rights to the following television series: (i) 122 hours (one-hour and two-hour episodes) (six seasons) of The Outer Limits (winner of the Cable Ace award for Best Dramatic Series in 1995 and 1996) of which 56 hours remained to be aired as of December 31, 1997; (ii) 66 episodes (three seasons) of Poltergeist: The Legacy of which 22 episodes remained to be aired as of December 31, 1997; (iii) 88 episodes (four seasons) of Stargate-SG1 of which 76 episodes remained to be aired as of December 31, 1997; and (iv) three new series (one of which series will be for a minimum commitment of 44 episodes and two of which series will be for a minimum commitment of 22 episodes) to be produced by the Company for Showtime, with one new series to commence broadcast in each of 1999, 2000, and 2001. Showtime has also committed to a two-hour pilot for Species, a possible television series based on the theatrical motion picture of the same name. The Company has also acquired worldwide (excluding Canada) distribution rights to the Showtime series Dead Man's Gun (a Cable Ace nominee for Best Dramatic Series in 1997). Twenty-two new episodes of such series will be produced, giving the Company a minimum of 44 episodes that have not previously been distributed outside North America.

  Additionally, the Company has obtained a commitment from Fox Family Channel to license 40 episodes of All Dogs Go to Heaven, a half-hour animated series, which commitment includes a production order for 14 new episodes. The series is scheduled to air beginning in fall 1998. The Company has also entered into agreements to produce for U.S. broadcast syndication (i.e. licenses to individual television stations) 40 half-hour episodes of
Robocop: Alpha Commando, an animated series based on the feature motion picture Robocop, and 13 half-hour episodes of The Lionhearts, an animated series based on Leo, the familiar MGM lion, and his cartoon "family." Furthermore, the Company has produced 22 episodes of Fame L.A. for U.S. broadcast syndication in markets throughout the U.S. comprising approximately 90 percent of television households.

  The Company recently expanded its focus to produce series for network television on a selective basis, which typically require deficit financing but generally offer the potential for greater financial return. In its first sale of a series to network television since 1994, the Company has produced a two-hour pilot and eight episodes of The Magnificent Seven for CBS as a midseason 1997/98 series, with all of the episodes to air before the end of April 1998.

  Also, the Company has obtained a commitment from Paxson Communications ("Paxson") to license 88 episodes of Flipper, a one-hour series, which commitment includes a production order for 44 episodes. The series is scheduled to air beginning in fall 1998 on Paxson's PAX NET network, comprised principally of owned and operated stations which cover approximately 65 percent of television households.

  Since the Company's ability to recover production costs and realize profits on its television programs depends on various factors, including but not limited to the programs' acceptance by the public, prevailing advertising rates, and the ability to distribute the programs into licenses subsequent to their first run license, there can be no assurance that the Company can recover the production costs or realize profits on any television series.

DISTRIBUTION

  THEATRICAL DISTRIBUTION

  General. The initial step in the release of a motion picture is the booking of engagements with theatrical exhibitors. The exhibitors retain a portion of the admissions paid at the box office, which generally includes a fixed amount per week, as well as a percentage of the admissions that escalates over time. A studio's or other producer's (or third party distributor's) share is approximately 50 percent of gross box office admissions, although such percentage, which has generally decreased in recent years, varies depending upon factors such as the number and box office performance of such studio's or other producer's recent releases. Although the lack of production during the Sale Period may have adversely affected the Company's relationship with major domestic exhibitors, the Company believes that its exhibitor relationships and negotiated share of box office receipts will improve to the extent that it achieves box office success with the films in its 1998 release slate.

  The Company intends to release a slate of films appealing to a wide variety of audiences. By strategically timing the release of its motion pictures throughout the year, the Company intends to avoid some of the risks posed when a motion picture is inappropriately released during the most crowded and competitive box office seasons. The Company believes that this strategy is unlikely to have a negative impact on its ability to generate home video rentals.

  All motion pictures that are released theatrically by the Company in the U.S. and Canada, whether produced by MGM Pictures or UA Pictures or third parties, are marketed and distributed by Metro-Goldwyn-Mayer Distribution Co. Additionally, the Company generally distributes its motion pictures in theatrical markets outside of the U.S. and Canada through United International Pictures ("UIP"), a partnership owned equally by the Company, Paramount and Universal. UIP is the world's largest theatrical motion picture distribution company outside the U.S., with distribution activities in over 50 countries. UIP has a cost sharing arrangement that requires each partner to be responsible for one-third of UIP's annual operating overhead. UIP charges each partner a distribution fee of 35 percent of gross theatrical receipts until the fee equals one-third of the annual operating costs of the partnership, and thereafter a negotiated percentage of any additional gross receipts as a fee for incremental use of the organization. Each partner bears all of its own releasing costs and retains all cash flow from its pictures after payment of fees.

  The Company can elect to withdraw from UIP on November 1 of any year with at least one year's prior notice (although the Company has no current intention to withdraw). If the Company, or either other partner, withdraws, that partner is entitled to one-third of the book value of UIP less one-third of the estimated winding down costs of the partnership. Both Universal and Paramount have agreed not to withdraw from the partnership until after 2001; however, the Company believes that either party's exit from UIP would not have a material adverse effect on the Company's financial condition or results of operations, as the Company would expect to distribute its motion pictures in these territories by either modifying and downsizing the UIP structure or finding or developing satisfactory alternative methods for international distribution. There can be no assurance, however, that such alternatives would not result in decreased revenues or profitability. The partners are prohibited from transferring their respective partnership interests. UIP has recently received a "Statement of Objections" from the Competition Directorate of the Commission of European Communities. See "--Regulation."

  Co-Production and Distribution Agreements. In addition to producing feature motion pictures independently, the Company occasionally enters into co-production agreements under which the Company retains certain distribution rights with respect to a picture and shares the cost of production with a partner that obtains other rights (generally outside of the U.S. and Canada). While such agreements limit the Company's risk relating to a motion picture's performance as they reduce the Company's production costs, such agreements also limit profitability. The Company also acquires rights to distribute films through negative pickup arrangements under which the Company acquires a completed motion picture, or certain rights therein, from a third party. Under co-production or negative pickup arrangements, the Company may be committed to spend specified amounts for prints and advertising. Additionally, the Company occasionally enters into "rent-a-system" arrangements under which the Company provides distribution services to an independent film company for a percentage distribution fee. Under rent-a-system arrangements the independent film company generally is responsible for all print and advertising costs. These types of arrangements may be entered into before, during or after production of a particular motion picture.

  Theatrical Marketing. The Company's theatrical marketing department consists of five functional groups: research, media planning, advertising, promotion and publicity. The objective of the marketing department is to maximize the Company's ROI on each motion picture by designing and implementing a marketing campaign tailored to appeal to the picture's most receptive audience. The marketing process begins with research before a motion picture is completed. The research department determines, through audience screenings and focus groups, a motion picture's appeal to its most likely target audience. The marketing group begins to develop media plans and marketing materials well in advance of a motion picture's scheduled theatrical release. The media campaign generally begins six months before release with the circulation of teaser trailers, posters and exhibitor advertising materials. The campaign becomes more aggressive two to three months before release as full-length trailers are released in theaters and more significant materials are sent to exhibitors. Finally, a national campaign is launched four to five weeks before opening day. This media campaign generally involves advertising a picture's release on national television, including network prime time and syndication markets, national cable and radio and in magazines, newspapers and specific target markets, such as colleges. In addition, public appearances, such as television talk shows, are arranged for a picture's stars in order to promote the film. The entire process is managed by the Company's in-house staff, although outside agencies are frequently retained to provide creative input.

  HOME VIDEO DISTRIBUTION

  The Company's marketing and distribution strategy in the home video market domestically and internationally is to (i) market its motion picture and television titles in cohesive packages, (ii) create branded product lines,
(iii) adapt to a maturing home video market and (iv) release new motion pictures into the home entertainment market at the time of the year that it believes will generate the most sales without diminishing revenues from other markets. Under current management, the Company has repackaged and repriced a number of Library titles through the creation of various branded lines. Examples of these branded lines include MGM Movie Time, Contemporary Classics, Screen Epics, Vintage Classics and Musicals. The Company believes this strategy has resulted in increased shelf space in video retail stores and has led to increased sales. Such strategy will be carried over to the Orion library as Orion titles will be integrated into two current MGM collections, Movie Time and Contemporary Classics. In addition, new branded lines such as Soul Cinema and World Films will exploit the strengths of the Orion library. Additionally, the Company will release the Library films, or groups of the Library films, in connection with new films which it releases into the market, in order to increase sales of both the Library films and new releases. An example is the recent European James Bond video campaign, whereby the Bond catalog has been repromoted in conjunction with the theatrical release of Tomorrow Never Dies. The Company intends to continue this strategy of packaging groups of films or film franchises and releasing them in connection with the releases of its most highly visible new films. The Company also intends to utilize new formats for home video sales, such as the successful "infomercials" for James Bond and Elvis Presley videos, the first in the motion picture business.

  MGM Home Entertainment Inc. ("Home Entertainment") manages the marketing and distribution of both current feature motion pictures and Library product of MGM Studios and its subsidiaries in the home video and other home entertainment markets. In addition, the Company has an agreement with Turner pursuant to which the Company distributes the Turner library, the Old MGM Library and all pre-1949 Warner titles in worldwide home video markets, for a total of approximately 2,950 titles. The Company's rights under this agreement with Turner expire in June 2001. As more fully described below, these titles as well as the current pictures and Library product of MGM Studios and its subsidiaries, and any theatrical motion picture in which MGM Studios or, with certain exceptions, one of its affiliates acquires home video rights, are serviced pursuant to the WHV Agreement (as defined below).

  In 1990, as part of the acquisition of MGM/UA by Pathe, MGM-Pathe (the predecessor in interest to MGM Studios), MGM/UA and UA Pictures, Inc. (collectively, the "Parties") entered into an agreement (as amended, the "WHV Agreement") with Warner Home Video, Inc. ("WHV"). Under the WHV Agreement, the Parties have granted to WHV certain home video distribution rights with respect to new motion pictures and the motion picture library of MGM/UA, UA and their respective affiliates, subject to certain limited exceptions, throughout the world for a distribution fee expressed as a percentage of worldwide home video revenues (as determined under the WHV Agreement) and reimbursement of certain distribution expenses. In general, the percentage varies from 10 percent to 15 percent based upon the amount of worldwide home video revenues in any calendar year and other factors. MGM Studios and its affiliates maintain direct control of all significant elements of distribution such as the determination of release dates, marketing, return policies and pricing for these home video releases. Laser disc and digital video disc ("DVD") distribution rights are also covered by the WHV Agreement.

  The WHV Agreement expires in May 2003, with the home video rights of each of the films still covered by the WHV Agreement at that time reverting to MGM Studios or its affiliates five years after the film's initial availability in the U.S. home video market. Management believes that the Company will be able to manage home video distribution in a more cost-effective manner and increase sales and profitability upon the expiration of the WHV Agreement. Even with the agreement in effect, the Company's home video sales have increased since 1993. From 1993 to 1997, the Company increased its annual worldwide home video gross revenue from feature films by 44 percent, from $243.0 million to $350.5 million. The Company believes that this increase is a result of more effective and efficient marketing by the Company, the renegotiation by the Company of key vendor relationships and a reorganization of the Company's distribution infrastructure. The Company continues to seek beneficial renegotiation of vendor relationships. For example, the Company believes it will achieve cost savings as a result of its renegotiated deal in December 1997 with the Company's domestic video duplicator, MediaCopy. The Company believes that 1997 was a transitional period for the home video division as revenues were reduced by the lack of first-run rental product resulting from the slowdown in production that accompanied the sale of MGM Studios in 1996.

  The WHV Agreement provides that it applies (with certain exceptions discussed below) to (i) all motion pictures owned or controlled by the Parties or their affiliates prior to the date of the WHV Agreement, (ii) new motion pictures financed, developed, produced, owned and/or acquired by the Parties or any of their present or future affiliates during the term of the agreement and (iii) all other motion pictures as to which the Parties or any of their present or future affiliates own, control or acquire any home video rights during the term of the agreement. In general, the WHV Agreement requires that the Parties and their present and future affiliates acquire home video rights for any motion picture in which they acquire theatrical and/or television rights in any given territory, unless WHV otherwise agrees. With respect to licenses existing on such product prior to the date of acquisition, the Parties have agreed to allow such rights to expire or terminate such rights when and to the extent permitted. The Parties have limited termination rights for WHV's failure to make certain payments or to provide certain accountings.

  Orion manages the marketing and distribution of both current feature motion pictures and library product of the Orion Companies in the home video markets, except for the library product of Goldwyn. Goldwyn has licensed to Hallmark Entertainment Distribution Company, Inc. ("Hallmark") the right to distribute in the U.S. home video market substantially all of the Goldwyn library. The term of Hallmark's license of each of its library pictures expires on the later of five and a half years after the date of the picture's initial availability in the U.S. home video market or Hallmark's recoupment of its advance under the license, but no later than June 30, 2005. In November 1997 the Company and Hallmark terminated an output agreement with Hallmark which covered feature motion pictures produced or acquired by Goldwyn between May 1995 and April 2000.

  The WHV Agreement expressly provides that WHV's rights do not extend to, among other things, motion pictures owned, produced or released by any of a defined list of other major studios in the event that any of the Parties or any of their affiliates acquires control of any such major studio (so long as substantially the same quality and quantity of motion pictures are produced that are covered by the WHV Agreement following the acquisition as prior to the acquisition) and specifically names Orion as well as others as major studios. Despite this provision, MGM Studios has received correspondence from WHV alleging that the Orion Companies' future production and library is subject to the WHV Agreement. The Company has responded by referring to the express Orion exclusion and is currently in discussions with WHV about this matter. No assurance can be made as to the outcome of this matter. To the extent that the future production and library films of the Orion Companies, or any future affiliate of MGM Studios, were determined to be subject to the WHV Agreement, there would likely be a reduction in the revenue and profits from the distribution of that product.

  As of February 1998, Home Entertainment has completed the release of the first slate of Orion rental product, including the titles 8 Heads in a Duffel Bag, City of Industry and Gang Related. Additionally, Home Entertainment has also acquired and distributed the sell-through release of Garth Brooks Live in Central Park under the Orion label.

  The Company intends to capitalize on developing technologies such as DVD, a high-quality mass-produced delivery system for video and audio data. The Company believes that DVD is a promising technology that could generate significant incremental profits for the industry because the cost of manufacturing DVDs is substantially less than the cost of manufacturing videocassettes and the format may be more attractive to retail purchasers than videocassettes. The Company was among the first major studios to make titles available on DVD. The Company's GoldenEye was the second highest selling DVD title in consumer sales across all distributors through December 1997. The Company believes that it is well positioned to benefit if DVD is successful, since the high quality of DVD is expected to create additional demand for the many classic or familiar "collectible" titles in the Library. As DVD is a developing technology, it is uncertain when and if DVD will become viable and, therefore, the Company has only projected modest incremental revenue in its 1998 business plan from the technology.

  PAY AND FREE TELEVISION DISTRIBUTION

  General. The Company generally licenses its current theatrical motion pictures for pay and free television through output agreements pursuant to which films not yet produced are pre-licensed for a specified fee paid on delivery. The Company believes that output agreements with international distributors with recognized expertise are beneficial as they assure that a significant advance will be received for a given territory and that a prominent distributor with recognized distribution and marketing capabilities will distribute the picture in such territory.

The Company currently has a long-term output agreement with a subsidiary of Seven. See "Item 13. Certain Relationships and Related Transactions."

  The Company expects to enter into relatively short-term licenses of its Library motion pictures for pay and free television in packages that are strategically designed for the relevant marketplace. The Company has created a proprietary database for use by its salesforce which contains detailed information on each of the Company's films, including dates of availability, media controlled by the Company, sales history, genre, format, length, stars, soundtrack, etc. This information can be utilized by the sales force in order to create strategically designed packages of motion pictures based on one or more various criteria. The Company believes that this system is the most advanced in the entertainment business and provides its sales force with an advantage in a competitive marketplace that requires large amounts of diverse content and is becoming more receptive to packaged programming.

  Previously, the Company had distributed its motion pictures in pay television markets outside of the U.S. and Canada through UIP. However, as part of an agreement reached between UIP and the competition authorities of the European Union in 1997, UIP agreed that it will no longer engage in the licensing or marketing of motion picture product for pay television, and the Company now licenses its motion pictures to such markets directly. See "-- Regulation."

  Domestic Pay Television. The Company and Showtime have entered into a theatrical motion picture output agreement requiring the Company's future theatrical motion pictures to air on Showtime's pay television network. The first output period expires upon the first to occur of August 31, 2001 or the delivery of 150 pictures (other than specialty pictures) under the agreement. As of December 31, 1997, the Company had delivered 27 pictures to Showtime. The second output period commences on September 1, 2001 and expires upon the first to occur of December 31, 2003 or the delivery of 65 additional pictures (other than specialty pictures). Additionally, the agreement requires the Company's future specialty pictures (i.e., pictures released under the Goldwyn logo) to air on Showtime's pay television network. The output period for specialty motion pictures expires upon the first to occur of December 31, 2003 or the delivery of 50 specialty motion pictures. The license fees for each picture are determined according to a formula based on U.S. theatrical rentals of such picture, with special provisions applicable to the specialty motion pictures.

  Orion and Home Box Office ("HBO") have entered into a theatrical motion picture output agreement requiring future theatrical motion pictures produced and distributed by the Orion Companies (excluding pictures produced by Goldwyn and distributed under both the prior and current Goldwyn logo) to air on HBO's pay television network. The license fees for each picture are determined according to a formula based on U.S. theatrical rentals of such picture. The agreement expires on December 31, 2001, but HBO has the right to extend the agreement through December 31, 2006.

  Domestic Free Television. The Company distributes its feature motion pictures to U.S. and Canadian networks, local television stations in the U.S. and Canada and basic cable networks. The Company also generates rrevenue by granting syndication licenses on a barter basis. Barter syndication allows the television stations to license the Company's product in exchange for a portion of the local commercial air time. The Company, in turn, sells the inventory of commercial air time to advertisers on a national basis, while the television stations retain a portion of the commercial air time for local advertisers. The Company has used outside barter companies to sell television spots to advertisers in the past, but the Company commenced its own barter sales business in 1996.

  In connection with the acquisition of MGM/UA by Pathe in November 1990, MGM-Pathe licensed the domestic free television rights to a substantial portion of its library (the UA library and the post-1986 MGM/UA titles in theatrical release at the time) and selected television programs to Turner for a period of ten years beginning from the availability of each such product in that market. The license excludes motion pictures released theatrically after 1987. With respect to most of the motion pictures and television programming covered by the license, the domestic free television rights revert to the Company between 2000 and 2003. The Company expects to receive relatively little revenue from the licensing of the product covered by the agreement with Turner in the domestic free television market until 2000. The Company believes that, due to the significant increases in licensing fees for domestic television since 1990, the expiration of the Turner license and the subsequent ability of the Company to freely license the Library in this market will generate incremental revenue for the Company, however there can be no assurance that sales or profitability will increase after these agreements expire.

  International Pay and Free Television. The Company currently distributes its motion pictures through pay television licenses in over 90 territories. The Company has output agreements with licensees in major territories, including the United Kingdom, Spain, Italy, Germany, Japan and Brazil. In 1997 the Company received $58.8 million in revenue from international pay television distribution, accounting for seven percent of the Company's total revenue for the year.

  The Company currently distributes its motion pictures and television product through free television licenses in over 100 territories. In 1997 the Company received $120.1 million in revenues under these agreements, accounting for 14 percent of the Company's total revenues for the year. These license arrangements typically provide licensees with the right to exhibit the licensed motion pictures on television for a specific number of airings over a period of three to seven years.

  However, in connection with the acquisition of MGM/UA by Pathe in November 1990, MGM-Pathe entered into long-term licenses of pay and free television rights for theatrical and television movies and, in some cases, television series in its Library at that time with United Communications (France) and F.O.R.T.A. (Spain). A similar agreement had been entered into in 1984 with Degeto Film (Germany). Substantially all of the license fees under these long-term licenses have already been paid to the Company, and, therefore, the Company does not expect to receive significant revenue from these licenses in future periods. With respect to most of the motion pictures licensed to United Communications, the rights granted revert to the Company between 2000 and 2003. The James Bond features were excluded from such license. With respect to most of the motion pictures licensed to F.O.R.T.A., the free television rights revert to the Company between 1997 and 2000. With respect to most of the motion pictures and television series licensed to Degeto Film, the distribution rights granted revert to the Company between 1999 and 2010.

  Additionally, Orion has entered into certain long-term licenses covering a significant number of its library motion pictures in the international free and pay television markets. Orion has already received substantially all of the license fees under these licenses, and therefore, the Company does not expect significant revenue from these licenses in future periods. Orion has licensed titles to Capitol Film and TV International (Germany), Compagnie Luxembourgeoise de Telediffusion (France), British Sky Broadcasting (the United Kingdom), Film Finance Group, Inc. and Principal Network Limited (Italy) and Televisio de Catalunya, S.A. (Spain). The distribution rights granted to Capitol Film and TV International revert to Orion in 2025. The distribution rights granted to Compagnie Luxembourgeoise de Telediffusion revert to Orion between 2003 and 2013. The distribution rights granted to British Sky Broadcasting are currently reverting to Orion, with such reversion being complete in 2002. The distribution rights granted to Film Finance Group, Inc. and Principal Network Limited revert to Orion between 1999 and 2012. The distribution rights granted to Televisio de Catalunya, S.A. are currently reverting to Orion, with such reversion being complete in 2010. The Company believes that, due to the importance of France, Spain, Germany, the United Kingdom and Italy and the significant increases in licensing fees for television in these markets since 1990, the expiration of these licenses and subsequent ability of the Company to freely license its Library in these markets could create substantial incremental revenue for the Company. However, there can be no assurance that sales or profitability will increase after these agreements expire.

  The MGM/UA and Orion licenses discussed above (in "--Domestic Free Television" and "--International Pay and Free Television") cover many of the most valuable motion pictures in the Library. Although the Company exploits the remaining titles in the Library in these markets, they do not generate significant revenues.

  In addition to licensing packages of films, the Company holds equity positions ranging from 12.5 percent to 25 percent in joint ventures such as CineCanal, Telecine, Star Channel (through UIP) and MovieVision, which are emerging international cable television networks broadcasting in different territories around the world. The Company has entered into license agreements with respect to each of CineCanal, Telecine, Star Channel and MovieVision, licensing theatrical and television motion pictures and, in some cases, television series to each of the ventures.

  The Company believes its strategy of providing strategically pooled, branded MGM programming through the licensing of programming packages to cable networks and television broadcasters, as well as through the development of new channels of distribution that deliver the Company's programming, will provide opportunities in the international marketplace as foreign countries continue to develop cable television infrastructures and satellite television becomes more available.

  In June 1996 the Company announced the creation of MGM Gold (Asia), a 24-hour satellite and cable delivered Hollywood entertainment television channel serving certain Southeast Asian territories as well as Hong Kong, Taiwan, China and India. MGM Gold (Asia) features primarily movie product from the Library. MGM Gold (Asia) is a joint venture between the Company and Encore International, an indirect subsidiary of Tele-Communications, Inc., in which each of the joint venturers shares equally in the profits of the venture and each is obligated to fund 50 percent of the joint venture's expenses up to a maximum of $23.3 million each, of which the Company had funded $11.3 million as of December 31, 1997. Additionally, the Company's share of start-up losses for the venture had totaled approximately $11.8 million as of December 31, 1997. As of December 31, 1997, MGM Gold (Asia) was being delivered to approximately 1.9 million subscribers in Hong Kong, Indonesia, Malaysia, the Philippines, Singapore, Thailand and Taiwan. The Company has entered into a license agreement with MGM Gold (Asia) to license certain motion pictures and trademarks to the venture. The recent deterioration in general economic conditions in much of Asia poses a business risk to the venture. The future direction of the venture is therefore subject to management's ongoing evaluation of such risk and of the venture's performance to date.

  The Company launched MGM Gold (Brazil), a 24-hour satellite and cable delivered channel which features MGM film and television programming, on December 14, 1997. MGM Gold (Brazil) is wholly owned by the Company. The Company has entered into a distribution agreement with Net Brasil, the largest cable owner and operator in Brazil presently serving approximately 70 percent of current cable television households. The Company has recently entered into an agreement with TVA Sistema de Televisao, the second largest cable owner and operator in Brazil. In addition, the Company has agreements with Sky Latin American and Galaxy Latin America, Brazil's two leading direct-to home satellite services. With these four agreements in place, MGM Gold (Brazil) will have access to distribution systems serving more than 90 percent of Brazil's multi-channel television households.

TRADEMARKS AND CONSUMER PRODUCTS

  The Company owns the registered trademarks Metro-Goldwyn-Mayer, MGM, United Artists, UA, Orion and variations thereof, as well as trademarks, logos and other representations of characters, such as The Pink Panther, from motion pictures and television series produced or distributed by the Company. In 1997, the Company received $9.5 million in revenue from the licensing of these trademarks, logos and other representations.

  The Company believes that the MGM name and its lion logo are among the most recognized in the world, evoking images of classic Hollywood. The Company believes that the name and logo represent assets the value of which has been substantially unrealized in the past. The Company plans to pursue a focused branded strategy that will capitalize upon the Company's name and logo and seek licensing opportunities for such name and logo, as well as other trademarks of the Company, in a range of high quality product categories (including gifts and apparel), distribution channels and venues.

  In February 1980 Old MGM granted to a predecessor-in-interest to MGM Grand, Inc., an affiliate of Tracinda, an exclusive open-ended royalty-free license to use certain trademarks and trade names that include the letters "MGM," as well as logos consisting of a stylized depiction of a lion, in MGM Grand, Inc.'s hotel/gaming business and businesses that are not entertainment-related. In 1986 MGM/UA granted MGM Grand Air, Inc. ("Grand Air"), an affiliate of Tracinda, an exclusive open-ended royalty-free license to use one of its logos consisting of a stylized depiction of a lion in Grand Air's airline business. See "Item 13. Certain Relationships and Related Transactions."

  In June 1985 Old MGM granted to Walt Disney Productions ("Disney Productions") an exclusive long-term worldwide license (the "Disney License") to use all trademarks, trade names and logos of MGM Studios that do not include "United Artists" or "UA" and materials from certain MGM and UA motion pictures and television programming in movie theme parks of Disney Productions that include a working movie production studio, as long as Disney Productions makes the annual license payments. The Disney License becomes non-exclusive with respect to the licensed trademarks, trade names and logos on May 1, 2004 and is subject to early termination under certain circumstances. Additionally, if Disney Productions did not develop a movie theme park in any given territory by June 27, 1994, the Disney License requires that Disney Productions reconvey all the licensed rights in that territory to MGM Studios. MGM Studios has requested the reconveyance of the licensed rights in all territories except the U.S., and Disney Productions reconveyed those rights in 1995 for all territories except the U.S. and Western European territories in 1995. The Company filed a lawsuit against Disney Enterprises, Inc. ("Disney") to compel the reconveyance of the licensed rights in Western Europe and for termination of the Disney License, and, on November 5, 1997, received a jury verdict in its favor with respect to the rights in Western Europe. The court granted summary adjudication in favor of Disney denying the Company the right to terminate Disney's U.S. rights under the Disney License. The Company has appealed this aspect of the decision. See "Item 3. Legal Proceedings."

COMPETITION

  Motion picture production and distribution are highly competitive businesses. The Company faces competition from companies within the entertainment business, as well as alternative forms of leisure entertainment. The Company competes with the other major studios, numerous independent motion picture and television production companies, television networks and pay television systems for the acquisition of literary properties, the services of performing artists, directors, producers and other creative and technical personnel and production financing. Numerous organizations with which the Company competes in the motion picture industry have significantly greater financial and other resources than does the Company, while the independent production companies may have less overhead than the Company. Most of the other major studios are part of large diversified corporate groups with a variety of other operations, including television networks and cable channels, which can provide both means of distributing their products and stable sources of earnings that offset the fluctuations in the financial performance of their motion picture and television operations. See "--Distribution--Pay and Free Television Distribution."

  In addition, the Company's motion pictures compete for audience acceptance and exhibition outlets with motion pictures produced and distributed by other companies. As a result, the success of any of the Company's motion pictures is dependent not only on the quality and acceptance of a particular picture, but also on the quality and acceptance of other competing motion pictures released into the marketplace at or near the same time. The number of films released by the Company's competitors, particularly the other major film studios, in any given period may create an oversupply of product in the market, thereby potentially reducing the Company's share of gross box office admissions and may make it more difficult for the Company's films to succeed.

  Competition is also intense within the television industry. There are numerous suppliers of television programming, including the networks, the television production divisions of the major studios and independent producers, all of which compete actively for the limited number of available broadcast hours. The Company's programming competes with first-run programming, network reruns and programs produced by local television stations. Competition is also intense in supplying motion pictures and other programming for the pay television and home video markets. Numerous organizations with which the Company competes in the television industry have significantly greater financial and other resources than does the Company.

  The entertainment industry continues to undergo significant changes, primarily due to technological developments. Due to this rapid growth in technology, shifting consumer tastes and the popularity and availability of other forms of entertainment, it is impossible to predict the overall effect these factors will have on the potential revenue from and profitability of feature-length motion pictures and television programming.

EMPLOYEES

  As of December 31, 1997, the Company had approximately 1020 full-time and part-time regular employees in its worldwide operations. Of that total, approximately 135 were primarily engaged in production and development, approximately 315 were primarily engaged in sales, marketing and distribution and approximately 565 were primarily engaged in management and administration. Approximately 165 of the Company's employees are currently covered by employment contracts. The Company also hires additional employees on a picture-by-picture basis in connection with the production of the Company's motion pictures and television programming. The salaries of these additional employees, as well as portions of the salaries of certain full-time employees of the Company who provide direct production services, are typically allocated to the capitalized cost of the related motion pictures or television programming. The Company believes that its employee and labor relations are good.

  Approximately 45 of the Company's current employees (and many of the employees that the Company hires on a project-by-project basis) are represented under industry-wide collective bargaining agreements with various unions, including the Writers Guild of America ("WGA"), the Directors Guild of America ("DGA"), the Screen Actors Guild ("SAG") and the International Alliance of Theatrical Stage Employees. A strike, job action or labor disturbance by the members of any of these organizations may have a material adverse effect on the production of a motion picture or television program within the U.S.

  The collective bargaining agreement between SAG and the major studios (including the Company) and other producers of motion pictures and television product that are signatories to that agreement expires June 30, 1998. It is possible that a new agreement may not be concluded between SAG and such studios and other producers prior to such expiration, and, in such event, a strike by the members of SAG may result. The Company may seek to adjust its production schedule so as to reduce the impact of any strike. However, any such strike, particularly if protracted, could have a material adverse effect on the Company's business, financial condition and results of operations.

REGULATION

  In 1994 the U.S. was unable to reach agreement with its major international trading partners to include audiovisual works, such as television programs and motion pictures, under the terms of the General Agreement on Trade and Tariffs Treaty ("GATT"). The failure to include audiovisual works under GATT allows many countries (including members of the European Union, which consists of Belgium, Denmark, Germany, Greece, Spain, France, Ireland, Italy, Luxembourg, The Netherlands, Portugal and the United Kingdom) to continue enforcing quotas that restrict the amount of U.S. produced television programming which may be aired on television in such countries. The European Union Council of Ministers has adopted a directive requiring all member states of the European Union to enact laws specifying that broadcasters must reserve a majority of their transmission time (exclusive of news, sports, game shows and advertising) for European works. The directive does not itself constitute law, but must be implemented by appropriate legislation in each member country. In addition, France requires that original French programming constitute a certain portion of all programming aired on French television. These quotas generally apply only to television programming and not to theatrical exhibition of motion pictures, but quotas on the theatrical exhibition of motion pictures could also be enacted in the future. There can be no assurance that additional or more restrictive theatrical or television quotas will not be enacted or that countries with existing quotas will not more strictly enforce such quotas. Additional or more restrictive quotas or more stringent enforcement of existing quotas could materially and adversely affect the business of the Company by limiting the ability of the Company to exploit fully its motion pictures internationally and, consequently, to finance such motion pictures.

  Distribution rights to motion pictures are granted legal protection under the copyright laws of the U.S. and most foreign countries, which laws provide substantial civil and criminal sanctions for unauthorized duplication and exhibition of motion pictures. The Company seeks to take appropriate and reasonable measures to secure, protect and maintain or obtain agreements to secure, protect and maintain copyright protection for all of its motion pictures or television programming under the laws of applicable jurisdictions. Motion picture piracy is an international as well as a domestic problem. Motion picture piracy is extensive in many parts of the world, including South America, Asia (including Korea, China and Taiwan), the countries of the former Soviet Union and other former Eastern bloc countries. In addition to the Motion Picture Association of America (the "MPAA"), the Motion Picture Association, the American Film Marketing Association and the American Film Export Association monitor the progress and efforts made by various countries to limit or prevent piracy. In the past, these various trade associations have enacted voluntary embargoes of motion picture exports to certain countries in order to pressure the governments of those countries to become more aggressive in preventing motion picture piracy. In addition, the U.S. government has publicly considered trade sanctions against specific countries which do not take steps to prevent copyright infringement of U.S. produced motion pictures. There can be no assurance that voluntary industry embargoes or U.S. government trade sanctions will be enacted. If enacted, such actions could impact the amount of revenue that the Company realizes from the international exploitation of its motion pictures depending upon the countries subject to such action and the duration of such action. If not enacted or if other measures are not taken, the motion picture industry (including the Company) may continue to lose an indeterminate amount of revenues as a result of motion picture piracy.

  Article 85(1) of the Treaty of Rome prohibits certain agreements and concerted practices which prevent, restrict or distort trade within the European Union. In 1989 after several years of proceedings before the European Commission, UIP received an exemption from Article 85(1) with respect to its theatrical distribution activities in the European Union. In connection with this exemption, UIP gave certain undertakings to the European Commission. The 1989 exemption expired in 1993 and, although UIP has filed an application seeking renewal of such exemption, such renewal has not yet been granted. In July 1996 the European Commission conducted unannounced visits of four of UIP's offices in Europe, interviewing officers and copying documents. These visits were based on complaints submitted to the European Commission by third parties, to the effect that UIP was acting in an anti-competitive manner and was not complying with certain of the undertakings given by it in connection with receiving the 1989 exemption. In addition, on January 16, 1998, in response to UIP's renewal application, the Competition Directorate of the Commission of the European Communities issued a Statement of Objections. The Statement of Objections indicates that, although a final decision has not been taken, the Commission is of the opinion that the exemption granted to UIP in 1989 should not be extended and that UIP should be required to cease operations in the European Union. There can be no assurances that the 1989 exemption will be renewed or renewed on terms acceptable to UIP. If the 1989 exemption is not renewed at all or not renewed on terms satisfactory to UIP and UIP ceased operations, the Company believes that it would be able to find or develop satisfactory alternative methods for international distribution, although such alternatives may result in decreased revenues and profitability from such distribution. See "--Distribution--Theatrical Distribution."

  The Code and Ratings Administration of the MPAA assigns ratings indicating age-group suitability for theatrical distribution of motion pictures. The Company has followed and will continue to follow the practice of submitting its pictures for such ratings. As a substantial number of the Company's films are rated "R," under rules enforced by theatrical exhibitors, children under certain ages may attend the applicable motion picture only if accompanied by an adult.

  United States television stations and networks as well as foreign governments impose content restrictions on motion pictures which may restrict in whole or in part exhibition on television or in a particular territory. There can be no assurance that such restrictions will not limit or alter the Company's ability to exhibit certain motion pictures in such media or markets.

ITEM 2. PROPERTIES

  The Company leases approximately 300,000 square feet of office space, as well as related parking facilities, for its corporate headquarters in Santa Monica, California under several leases which generally expire in May 2003. The Company also leases approximately 27,000 square feet in New York City for its East Coast publicity, marketing and theatrical and television distribution offices under a lease that expires in June 2004. Additionally, the Company leases approximately 96,000 square feet of office space in Los Angeles, California, which has been used by Orion, under a lease that expires in January 2004. The monthly rent for the above properties is approximately $1.2 million in the aggregate (in addition to taxes, insurance and certain expenses paid by the Company). The Company is in the process of subleasing the office space used by Orion. In addition, the Company maintains relatively small domestic theatrical and television distribution branches in Boca Raton, Chicago, Montreal, San Juan and Toronto and has small international theatrical and television distribution offices in London and Sydney. The Company recently closed its Paris office and moved its European distribution operations to London. The Company also leases studio facilities and stages from unaffiliated parties on an "as-needed" basis in connection with the production of specific motion picture and television projects.

  The Company believes that its current facilities are adequate to conduct its business operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

  MGM Pictures and UA Pictures are named defendants in a matter entitled Estate of Jim Garrison, et al v. Warner Bros., Inc., et al, which was filed as a putative class action in the Los Angeles County Superior Court in November 1995. Warner, Paramount, Fox, Universal, Sony, Columbia Pictures Inc., Disney, Disney Productions, Touchstone Pictures Inc., Hollywood Pictures Inc., Tri-Star Pictures Inc. and the MPAA were also named as defendants in the action.

  The plaintiffs in the action are the heirs of Jim Garrison, the former New Orleans District Attorney who wrote the book "On The Trail of the Assassins" upon which the Warner film JFK was based. The plaintiffs claim that the defendant studios had conspired to fix the price and terms of contingent compensation payable by the studios to actors, directors, producers, writers and other "rights holders" (collectively identified as "talent"), through the use of "standard net profits" provisions in contracts entered into with respect to motion pictures produced by the defendant studios between January 1, 1988 and the date of the complaint.

  In December 1995 the defendants removed the Garrison action to the U.S. District Court for the Central District of California. MGM Pictures and UA Pictures have denied all of the material allegations of the complaint and have asserted 33 separate and additional defenses. The other studio defendants have responded similarly. The court denied class certification with respect to the plaintiffs' claims for breach of contract, breach of implied covenant, unjust enrichment, imposition of constructive trust and declaratory relief, but granted class certification with respect to the plaintiffs' claims for price fixing under the Sherman Antitrust Act, price fixing under state law, boycott/concerted refusal to deal under the Sherman Antitrust Act and boycott/concerted refusal to deal under state law. The court subsequently has announced that its grant of the plaintiffs' class certification motion may have been "inadvertent," and has issued an order on its own motion requesting briefing on the issue whether the class should be decertified. The briefing is to be completed by March 9, 1998, and the court is expected to decide the decertification issue by March 30, 1998.

  The plaintiffs have not yet quantified their claim for damages, nor has the size and membership of the class been determined. Based upon the information available to date, the Company's management does not believe that any adverse determination in the Garrison matter is likely to have a material adverse effect on the financial condition or results of operations of the Company.

  MGM Studios is a defendant in an action filed in the Los Angeles County Superior Court in March 1994, entitled Parretti v. CLBN, MGM et al. The complaint seeks damages totaling $3.9 billion dollars for breach of Mr. Parretti's employment contract and other relief. MGM Studios' motions for final judgment have been granted on all grounds. A notice of appeal was filed in August 1997 by Mr. Parretti. Mr. Parretti's counsel withdrew from the case in February 1997 and there is, at the moment, no schedule for briefs to be submitted by the parties. MGM Studios believes that the appeal is without merit. MGM Studios has indemnification from liability in the Parretti proceeding from CDR. Accordingly, the Company's management does not believe that any adverse determination in the Parretti litigation will have any material adverse effect on the Company's financial condition or results of operations.

  In May 1996 MGM Studios initiated an action in Los Angeles County Superior Court against Disney to compel the reconveyance of rights granted with respect to Western European territories to Disney Productions under the Disney License. See "Item 1. Business--Trademarks and Consumer Products." MGM Studios also claims that Disney Productions' breach of the reconveyance obligation entitles MGM Studios under the terms of the Disney License to terminate the Disney License altogether. On November 5, 1997 the Company received a jury verdict in its favor with respect to the Western European rights. The court granted summary adjudication in favor of Disney denying the Company the right to terminate Disney's U.S. rights under the Disney License. The Company has appealed this aspect of the decision.

  MGM Studios, as successor in interest to UA, is a defendant in an action originally filed in Georgia state court entitled Turner Broadcasting System Inc., et al. v. Metro-Goldwyn-Mayer Inc., et al. Turner alleges that, as a result of the 1986 acquisition of Old MGM by Turner, UA was unjustly enriched by reason of a tax benefit in excess of $260 million to which Turner was entitled but was actually utilized by Tracinda. MGM removed the action to federal court, and the court granted MGM's motion to transfer the case to the United States District Court for the District of Nevada. The action has since been consolidated with a virtually identical action by Turner against Tracinda. Management believes that UA did not receive any benefit from these transactions and accordingly that it is unlikely that the Turner matter would have a material adverse effect on the Company's financial condition or results of operations.

  Certain subsidiaries of the Company are defendants in an action pending in the Commercial Court of Brussels, Belgium entitled Credit General Foncier et Mobilier S.A. ("Cregefon") et al. v. Canon International V.O.F., Canon International N.V., Canon Film Distribution Nederland B.V. and Pathe Entertainment N.V. The action involves a suit by the bankruptcy trustee of Cregefon to recover a 1990 loan made to Canon International V.O.F., as a depository for Comfinance S.A. (a company associated with Mr. Parretti). The suit seeks damages of up to approximately $60 million. The Company has indemnification from CDR with respect to this matter. As a result, management believes that the Cregefon litigation will not have any material adverse effect on the Company's financial condition or results of operations. The terms for a settlement regarding this action were reached between the parties in January 1998 for approximately $9 million and are pending court approval. The full amount of this settlement will be funded by CDR.

  Orion is a defendant in a matter entitled Sidney Sapsowitz et al. v. John W. Kluge, Metromedia International Inc., and Orion Pictures Corp., et al., which was filed in June 1997. The plaintiffs claim a "finder's fee" of $28.5 million in connection with the Orion Acquisition. There have been no material developments in the Sapsowitz case to date. Pursuant to the terms of agreements executed in connection with the Orion Acquisition, the Company has indemnification from Metromedia International Group, Inc. with respect to the payment of any finder's fee. As a result, management believes that the Sapsowitz litigation will not have any material adverse effect on the Company's financial condition or results of operations.

  The Company is a defendant in an action entitled Samuel Goldwyn, Jr., et al.
v. Metro-Goldwyn-Mayer Inc., et al., pending in the Los Angeles County Superior Court, which alleges claims for, among other things, fraud and deceit, breach of various agreements, breach of fiduciary duty, trademark infringement, and unfair competition. The complaint was served on the Company on October 30, 1997, and no responsive pleading is due until March 1998. The complaint seeks, among other relief, damages in excess of $5 million, an injunction against the defendants' use of certain trademarks, injunctive relief preventing the Company from using the "Goldwyn" name in connection with the licensing or exhibition of any new film that has not been acquired by the Company's Goldwyn subsidiary, termination of a distribution agreement and unspecified punitive damages.

The Company intends to contest the litigation vigorously and believes that this action will not have a material adverse effect on the Company's financial condition or results of operations.

  On November 17, 1997, the Company and Danjaq filed an action in federal court in Los Angeles against Sony Corporation, Sony Pictures Entertainment Inc., Columbia Pictures Industries, Inc. ("Columbia"), John Calley, Kevin McClory and Spectre Associates, Inc. seeking declaratory and injunctive relief and/or damages for copyright infringement, trademark dilution, slander of title, unfair competition, inducing breach of contract and breach of fiduciary duties, and misappropriation of trade secrets, based on Sony's publicized assertion on October 13, 1997 that it had the right (together with Mr. McClory) to create its own James Bond film franchise. The complaint seeks various forms of legal relief based on the Company's position that the defendants do not have any legal right to produce or distribute a franchise of James Bond films, or any James Bond films, in the United States. On January 23, 1998, the Company and Danjaq filed an amended complaint adding claims for trademark infringement, federal unfair competition and California trademark dilution. The Company and Danjaq contend not only that Mr. McClory's rights were limited to remaking Thunderball but that even those rights have expired under U.S. law pursuant to the doctrine of Stewart v. Abend, 495 U.S. 207
(1990) and that Mr. McClory's rights have been recently acquired by Danjaq. They also contend that Mr. Calley misappropriated trade secret information about the James Bond franchise when he left UA Pictures for Sony. On
February 12, 1998, Sony Pictures Entertainment Inc. and Columbia filed an answer and counterclaim asserting, among other things, that Mr. McClory owns the rights to materials he claims were the genesis of the cinematic James Bond, and that Sony is the assignee of those rights and that they are therefore owed an accounting of profits on all James Bond films Danjaq and the Company have produced and marketed in the United States. See "Item 1. Business--The Motion Picture and Television Industry." The Company intends vigorously to assert both substantive and procedural defenses to all of Sony's claims and to pursue its own remedies fully. The Company believes that a remake of Thunderball by Mr. McClory, Sony or others would not have a material adverse effect on the Company's business or results of operations. However, a determination that Mr. McClory, Sony or others have broader rights to produce or exploit other films, television programs or other similar programs that are based, in whole or in part, on the James Bond character or that such persons have a right to any of the profits from the James Bond films that Danjaq and the Company have produced could have a material adverse effect on the Company's business and results of operations.

  On December 10, 1997, plaintiffs Nova Entertainment, GmbH and HAT International, GmbH filed suit in the United States District Court for the Central District of California, against the Company, for claims arising out of the Company's decision in 1997 not to enter into a financing, production and distribution arrangement with the plaintiffs. The complaint seeks damages in excess of $90 million in fees the plaintiffs claim they would have received from an alleged production of nine motion pictures over three years, along with punitive damages in an unstated amount. While no assurance can be given regarding the outcome of this matter, the Company believes it had no agreement or binding arrangement with the plaintiffs, whether legal or equitable, and no obligation to enter into one, and that it has strong and meritorious defenses to all of the claims asserted in the complaint. The Company plans to vigorously defend itself against such claims.

  In addition, from time to time the Company becomes involved in other litigation arising in the normal course of business, and the Company believes that none of such other litigation as is currently pending will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

  None.

ITEM 4(A). EXECUTIVE OFFICERS OF THE COMPANY

  Frank G. Mancuso (age 64). Mr. Mancuso has been the Chairman of the Board and Chief Executive Officer of the Company since October 1996 and has been the Chairman of the Board and Chief Executive Officer of MGM Studios since July 1993. Prior to joining MGM Studios, Mr. Mancuso was the Chairman and Chief Executive Officer of Paramount from September 1984 to March 1991, having served Paramount in numerous other capacities beginning in 1963, and was an entertainment industry consultant and private investor from March 1991 to July 1993. Mr. Mancuso has served on the board of directors of MGM Grand, Inc. since December 1997.

  A. Robert Pisano (age 55). Mr. Pisano was appointed as a director and Vice Chairman of the Board of Directors of the Company in December 1997. Mr. Pisano has served as Vice Chairman of the Company and MGM Studios since March 1997 and, prior thereto, served as Executive Vice President of MGM Studios from August 1993 to March 1997. Prior to joining MGM Studios, Mr. Pisano was Executive Vice President of Paramount from June 1985 to May 1991, where he served as General Counsel and a member of the Office of the Chairman. Prior to 1985 and from February 1992 to August 1993, Mr. Pisano was a partner with the law firm of O'Melveny & Myers LLP.

  Michael G. Corrigan (age 40). Mr. Corrigan has been Senior Executive Vice President and Chief Financial Officer of the Company and MGM Studios since July 1997. From 1978 until July 1997, Mr. Corrigan was with Price Waterhouse LLP, an independent accounting firm, most recently as a senior partner with the entertainment, media and communications practice group.

  David G. Johnson (age 41). Mr. Johnson has been Senior Executive Vice President and General Counsel of the Company and MGM Studios since June 1997 and, prior thereto, was Executive Vice President and General Counsel of MGM Studios since January 1995. From September 1990 until January 1995 Mr. Johnson was with the law firm of White & Case, most recently as a partner in its Los Angeles office.

  William A. Jones (age 56). Mr. Jones has been Senior Executive Vice President and Secretary of the Company and MGM Studios since June 1997 and, prior thereto, served as Executive Vice President--Corporate Affairs and Secretary of MGM Studios since January 1995. Mr. Jones served as Executive Vice President, General Counsel and Secretary of MGM-Pathe and MGM Studios from May 1991 to January 1995 and as General Counsel and Secretary of predecessors to the Company since 1983. Mr. Jones was a director of MGM-Pathe from June 1991 to January 1992.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

  The Company's Common Stock is listed with, and trades on, the New York Stock Exchange ("NYSE") under the symbol "MGM." On March 11, 1998 the closing sale price per share of the Common Stock on the NYSE, as reported by the Dow Jones News Retrieval, was $23.00. The following table sets forth the high and low closing sale prices of the Common Stock on the NYSE, as reported by the Dow Jones News Retrieval, for the period from the date of commencement of trading of the Company's Common Stock on the NYSE, November 13, 1997 through
December 31, 1997.

            PERIOD                                               HIGH     LOW
            ------                                              ------- -------
     November 13, 1997--December 31, 1997...................... $21 7/8 $19 3/8

  As of March 11, 1998, there were 65,779,852 shares issued and outstanding and in excess of 2,000 beneficial holders of the Company's Common Stock, including individual participants in security position listings.

  The Company has not paid any dividends to date on the Common Stock and currently intends to retain any earnings to provide funds for the operation and expansion of its business and for the servicing and repayment of indebtedness. Therefore, the Company does not intend to pay cash dividends on its Common Stock for the foreseeable future. Furthermore, as a holding company with no independent operations, the ability of the Company to pay cash dividends will be dependent upon the receipt of dividends or other payments from its subsidiaries. In addition, the Company's principal credit facilities contain certain covenants which, among other things, restrict the payment of dividends by the Company. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Any determination to pay cash dividends on the Common Stock in the future will be at the sole discretion of the Company's Board of Directors.

  Unless otherwise indicated, all information in this Form 10-K gives effect to a recapitalization of the Company which occurred immediately prior to the closing of the Offering on November 18, 1997 and consisted of (i) the conversion of each share of the Company's then outstanding Series A Cumulative Convertible Preferred Stock into one share of the Common Stock and (ii) a subsequent 41.667 for 1 stock split of the Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES

  Concurrent with the consummation of the Offering, Tracinda and the Company consummated the Tracinda Purchase, pursuant to which Tracinda purchased directly from the Company, at a purchase price of $18.85 per share (equal to the purchase price to the public in the Offering, less underwriting discounts), 3,978,780 shares of the Common Stock, for an aggregate purchase price of $75 million.

  Pursuant to an investment agreement dated May 2, 1997 among Seven, Tracinda and the Company, and in connection with the Orion Acquisition, Tracinda purchased 13,375,107 shares of the Common Stock and Seven purchased 1,625,013 shares of the Common Stock, for a purchase price of $24.00 per share and an aggregate purchase price of $360 million.

  Pursuant to his employment agreement, and in addition to other amounts he is entitled to thereunder, Mr. Mancuso receives an annual stock purchase payment of $3,000,000 per year, out of the after-tax proceeds of which he is required to purchase shares of the Common Stock. Prior to November 17, 1997, Mr. Mancuso received such annual stock purchase payment in 26 even payments over the course of the year. On November 17, 1997, Mr. Mancuso received, and will receive on November 17 of each year during the remaining term of his contract, the entire annual stock purchase payment in advance for the year. With respect to annual stock purchase payments received on or before November 17, 1997, the purchase price for the shares of the Common Stock required to be purchased by Mr. Mancuso was $24.00 per share. After November 17, 1997, the purchase price will equal the fair market value of the Common Stock. For the year ended December 31, 1997, Mr. Mancuso purchased 124,746 shares of the Common Stock for aggregate consideration of $2,993,904, which amount represents the after-tax proceeds of (i) the portion of the annual stock purchase payment for the period of January 1, 1997 to November 17, 1997 and (ii) the annual stock purchase payment paid in advance for the period November 18, 1997 to November 17, 1998. See "Item 11. Executive Compensation-- Employment Agreements--Frank G. Mancuso."

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The selected consolidated financial data of the Company (including its predecessor) presented below as of December 31 of each of the years 1993 through 1995, the period from January 1 to October 10, 1996, the period from October 11 to December 31, 1996 and the year ended December 31, 1997 and each of the years or periods then ending have been derived from the audited Consolidated Financial Statements of the Company. The audited Consolidated Financial Statements of the Company for the year ended December 31, 1997 and the period from October 11 to December 31, 1996 and the audited Consolidated Financial Statements of MGM Studios for the period from January 1 to October 10, 1996 were audited by Arthur Andersen LLP, independent public accountants. The audited Consolidated Financial Statements of MGM Studios for the years ended December 31, 1995 and 1994 were audited by Price Waterhouse LLP, independent public accountants. The audited Consolidated Financial Statements of MGM Studios for the year ended December 31, 1993 were audited by KPMG Peat Marwick LLP, independent public accountants.

  The selected consolidated financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the related notes thereto for the Company included elsewhere in this Form 10-K.

                                          (PREDECESSOR)                              (SUCCESSOR)
                          ------------------------------------------------    --------------------------
                              YEAR ENDED DECEMBER 31,         JANUARY 1 TO    OCTOBER 11 TO  YEAR ENDED
                          ----------------------------------  OCTOBER 10,     DECEMBER 31,  DECEMBER 31,
                             1993        1994        1995         1996           1996(2)     1997(2)(4)
                          ----------  ----------  ----------  ------------    ------------- ------------
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS
 DATA
Revenues................  $  538,887  $  597,121  $  860,971   $  912,706      $  228,686    $  831,302
Expenses:
 Film and television
  production and
  distribution..........     700,134     668,516     894,280      953,820         195,076       799,539
 General and
  administration
  expenses..............      75,745      49,314      64,175       60,056          18,319        87,644
 Goodwill amortization..      14,876      14,876      14,876       11,570           1,717        11,230
 Provision for
  impairment............         --          --          --       563,829 (3)         --            --
                          ----------  ----------  ----------   ----------      ----------    ----------
                             790,755     732,706     973,331    1,589,275         215,112       898,413
                          ----------  ----------  ----------   ----------      ----------    ----------
Operating income (loss).    (251,868)   (135,585)   (112,360)    (676,569)         13,574       (67,111)
Interest expense, net of
 amounts capitalized....     (87,472)    (33,860)    (66,386)     (71,375)         (9,875)      (53,105)
Interest and other
 income, net............       1,020       2,070      10,372        3,179             813         2,447
                          ----------  ----------  ----------   ----------      ----------    ----------
Income (loss) from
 continuing operations
 before provision for
 income taxes...........    (338,320)   (167,375)   (168,374)    (744,765)          4,512      (117,769)
Income tax provision....      (6,725)     (3,877)       (935)        (273)         (4,346)      (10,345)
                          ----------  ----------  ----------   ----------      ----------    ----------
Income (loss) from
 continuing operations..  $ (345,045) $ (171,252) $ (169,309)  $ (745,038)     $      166    $ (128,114)
                          ==========  ==========  ==========   ==========      ==========    ==========
Basic and diluted
 earnings (loss) per
 share..................                                                       $     0.01    $    (4.47)
                                                                               ==========    ==========
OTHER OPERATING DATA
 (UNAUDITED)
Cash flow from operating
 activities.............  $   80,455  $  216,289  $  371,657   $  343,137      $   61,328    $  245,318
Cash flow from investing
 activities.............    (253,371)   (464,031)   (710,812)    (380,142)     (1,390,861)   (1,290,022)
Cash flow from financing
 activities.............     182,704     239,965     328,029       44,852       1,345,394     1,028,784
EBITDA(1)...............    (222,118)   (103,499)    (81,588)     (87,289)         16,709       (49,098)
Capital expenditures....      15,578       9,099       9,376        6,901           2,079         9,555
Depreciation expense....       2,999       5,335       4,021        4,645           1,418         6,783
                                          (PREDECESSOR)                              (SUCCESSOR)
                          ------------------------------------------------    --------------------------
                                 AS OF DECEMBER 31,              AS OF            AS OF        AS OF
                          ----------------------------------  OCTOBER 10,     DECEMBER 31,  DECEMBER 31,
                             1993        1994        1995         1996           1996(2)     1997(2)(4)
                          ----------  ----------  ----------  ------------    ------------- ------------
                                   (IN THOUSANDS)                                   (IN THOUSANDS)
BALANCE SHEET DATA
Cash and cash
 equivalents............  $   36,773  $   28,797  $   17,128   $   24,717      $   16,381    $    3,978
Film and television
 costs, net.............   1,343,931   1,412,607   1,565,438    1,006,402       1,099,201     1,867,126
Total assets............   2,142,562   2,235,622   2,440,254    1,744,234       1,774,668     2,822,654
Bank and other debt.....     555,915     876,866   1,217,316    1,229,499         444,427       890,508
Stockholders' equity....     984,607     829,059     659,499          --          903,122     1,378,555
Cash dividends..........         --          --       15,448        3,995             --            --

-------
(1) "EBITDA" is defined as earnings before interest, taxes, depreciation and non-film amortization. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should not be construed as an alternative to operating income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles ("GAAP")). EBITDA does not reflect cash necessary or available to fund cash requirements, and the items excluded from EBITDA, such as depreciation and non-film amortization, are significant components in assessing the Company's financial performance. Other significant uses of cash flows are required before cash will be available to the Company, including debt service, taxes and cash expenditures for various long-term assets. The Company's calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

(2) Financial data presented for periods subsequent to October 10, 1996 reflect the consolidated balance sheet and results of operations of the combined entity resulting from the MGM Acquisition.

(3) The proceeds from the sale of MGM Studios were insufficient to recover the net asset value of MGM Studios on the date of the disposition by CDR. Accordingly, the Company recorded a provision for impairment of intangible assets of $563.8 million.

(4) Financial data presented for periods subsequent to July 10, 1997 reflect the consolidated balance sheet and results of operations of the combined entity resulting from the Orion Acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This report includes forward-looking statements. Generally, the words "believes," "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue" and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update publicly any revisions to these forward-looking statements.

  The following discussion and analysis should be read in conjunction with "Item 6. Selected Consolidated Financial Data" and the Consolidated Financial Statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K.

GENERAL

  The Company is engaged primarily in the development, production and worldwide distribution of theatrical motion pictures and television programming. See "Item 1. Business."

SOURCES OF REVENUE

  The principal sources of motion picture industry revenue are the domestic and international distribution of motion pictures, including theatrical exhibition, home video and television (network, syndication, basic cable, pay and pay-per-view). Over the last decade, the relative contributions of these components of revenues have changed dramatically. Although revenues from domestic theatrical distribution have increased, growth in total motion picture industry revenues has resulted predominantly from increased revenues derived from the distribution of motion pictures internationally as well as from other media and distribution channels.

  The Company's feature films are exploited through a series of sequential domestic and international distribution channels, typically beginning with theatrical exhibition. Thereafter, feature films are first made available for home video generally six months after theatrical release; for pay television, one year after theatrical release; and for syndication, approximately three to five years after theatrical release. The Company's television programming is produced for initial broadcast on either pay, syndicated or network television in the United States, followed by international territories and, in some cases, worldwide video markets.

  The Company distributes its motion picture and television productions in foreign countries and, in recent years, has derived approximately 40 percent of its revenues from foreign sources. As a result, the Company's business is subject to certain risks inherent in international commerce, many of which are beyond its control, such as changes in laws and policies affecting trade, investment and taxes and the instability of foreign economies and governments. Approximately 25 percent of the Company's revenues are denominated in foreign currencies. In addition, the Company incurs certain operating and production costs in foreign currencies. As a result, fluctuations in foreign currency exchange rates can adversely affect the Company's business. The Company, in certain instances, enters into foreign currency exchange contracts in order to reduce exposure to changes in foreign currency exchange rates that affect the value of its firm commitments and certain anticipated foreign currency cash flows. These contracts generally mature within one year. The Company does not enter into foreign currency contracts for speculative purposes. Realized gains and losses on contracts that hedge anticipated future cash flows were not material in each of the periods presented herein. Deferred gains and losses on foreign exchange contracts as of December 31, 1997 were not material.

COST STRUCTURE

  General. In the motion picture industry, the largest component of the cost of producing a motion picture generally is the negative cost, which includes the "above-the-line" and "below-the-line" costs of producing the film. Above-the-line costs are costs related to the acquisition of picture rights and the costs associated with the producer, the director, the writer and the principal cast. Below-the-line costs are the remaining costs involved in producing the picture, such as film studio rental, principal photography, sound and editing.

  Distribution expenses consist primarily of the costs of advertising and preparing release prints. The costs of advertising associated with a major domestic theatrical motion picture release are significant and typically involve national and target market media campaigns, as well as public appearances of a film's stars. These advertising costs are separate from the advertising costs associated with other domestic distribution channels and the international market.

  The major studios generally fund production costs from cash flow generated by motion picture and related distribution activities or bank and other financing methods. Over the past decade, expenses in the motion picture industry have increased rapidly as a result of increased production costs and distribution expenses.

  Additionally, each of the major studios must fund substantial overhead costs, consisting primarily of salaries and related costs of the production, distribution and administrative staffs, as well as facilities costs and other recurring overhead.

  Participations and Residuals. In connection with the production and distribution of a motion picture, major studios generally grant contractual rights to actors, directors, screenwriters, producers and other creative and financial contributors to share in the gross receipts or contractually defined net profits from a particular motion picture. Except for the most sought-after talent, these third-party participations are generally payable after all distribution fees, marketing expenses, direct production costs and financing costs are recouped in full.

  Major studios also typically incur obligations to pay residuals to various guilds and unions including SAG, DGA and WGA. The residual payments are made on a picture-by-picture basis with respect to the exploitation of a motion picture in markets other than the primary intended markets for such picture and are calculated as a percentage of the gross revenues derived from the exploitation of the picture in these ancillary markets.

  The Company's cost structure for motion pictures generally follows the industry structure described above. For a discussion of television programming cost structure, see "Item 1. Business--The Motion Picture and Television Industry."

  In recent years the Company has experienced significant fluctuations in the level of its production activities. In July 1993 a new management team was brought into MGM Studios with a mandate to increase its production and distribution activities in anticipation of the eventual sale of MGM Studios. As a result, production and distribution expenditures increased substantially in 1994 and 1995. Starting in January 1996 and continuing throughout the Sale Period, no new production was approved, and accordingly, production expenditures on new films decreased significantly during 1996. Following the MGM Acquisition in October 1996, the Company's production activity has increased to a more active level. These fluctuations in production and distribution expenditures had a material impact on operating results and cash flows during the related periods and will continue to do so for at least the next two years.

INDUSTRY ACCOUNTING PRACTICES

  Revenue Recognition. Revenues from theatrical distribution of feature motion pictures are recognized on the dates of exhibition. Revenues from home video distribution, together with related costs, are recognized in the period in which the product is available for sale at the retail level. Revenues from television distribution are recognized when the motion picture or television program is available to the licensee for broadcast.

  Accounting for Motion Picture and Television Costs. In accordance with generally accepted accounting principles ("GAAP") and industry practice, the Company amortizes film and television programming costs using the individual-film-forecast method under which such costs are amortized for each film or television program in the ratio that revenue earned in the current period for such title bears to management's estimate of the total revenues to be realized from all media and markets for such title. Management regularly reviews, and revises when necessary, its total revenue estimates on a title-by-title basis, which may result in a change in the rate of amortization and/or a write-down of the film or television asset to net realizable value. A typical motion picture generates 80 to 85 percent of its ultimate revenues within the first two years of release. By then, the picture has been exploited in the domestic and international pay television and pay-per-view markets. A similar percentage of the picture's capitalized costs should be expected to be amortized accordingly, assuming the picture is profitable.

  The commercial potential of individual motion pictures and television programming varies dramatically, and is not directly correlated with production or acquisition costs. Therefore, it is difficult to predict or project a trend of the Company's income or loss. However, the likelihood of the Company reporting losses, particularly in the year of a motion picture's release, is increased by the industry's method of accounting which requires the immediate recognition of the entire loss (through increased amortization) in instances where it is estimated the ultimate revenues of a motion picture or television program will not recover the Company's costs. On the other hand, the profit of a profitable motion picture or television program must be deferred and recognized over the entire revenue stream generated by that motion picture or television program. This method of accounting may also result in significant fluctuations in reported income or loss, particularly on a quarterly basis, depending on the Company's release schedule and the relative performance of individual motion pictures or television programs. For films released by the Company since January 1994 which resulted in feature film write-downs in the period of initial release, subsequent performance as it relates to this group of films has not resulted in additional material write-downs. As a result of the lack of movie production and distribution during the Sale Period, the Company expects to experience lower revenues for at least the next two years, and thus the fluctuations caused by this accounting method may have a greater impact, than otherwise might be the case.

RESULTS OF OPERATIONS

 Years Ended December 31, 1997 and 1996

  In connection with the MGM Acquisition, all of the assets and liabilities of MGM Studios, including the Library, were revalued as of October 10, 1996 under purchase accounting. The revaluation of the Library was based upon projected future discounted net cash flows from the underlying assets, in accordance with GAAP. In addition, the ultimate revenue projections for the Library were revised accordingly, resulting in an amortization period not to exceed 20 years. The combined effect of the Library revaluation and the revision of the ultimate revenue projections resulted in a reduction in the amortization rate in the periods following the MGM Acquisition. Furthermore, the Company completed the Orion Acquisition and has consolidated its results of operations from the July 10, 1997 acquisition date. Consequently, operating results for the year ended December 31, 1997 are not comparable to the corresponding 1996 period. For purposes of presentation and management's discussion and analysis of the changes in financial condition and results of operations for the above periods, the following table combines the January 1, 1996 to October 10, 1996 pre-MGM Acquisition period with the October 11, 1996 to December 31, 1996 post-MGM Acquisition period for comparison to the year-ended December 31, 1997.

  The following table sets forth EBITDA (defined as operating income (loss) before depreciation and non-film amortization principally of goodwill related to business combinations) for the year ended December 31, 1997 and the periods from January 1, 1996 to October 10, 1996 and from October 11, 1996 to December 31, 1996. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to, operating income, net earnings, cash flow and other measures of financial performance prepared in accordance with GAAP.

                          (SUCCESSOR)  (PREDECESSOR)  (SUCCESSOR)    (COMBINED)
                          ------------ ------------- -------------- ------------
                                        PERIOD FROM   PERIOD FROM
                           YEAR ENDED  JANUARY 1, TO OCTOBER 11, TO  YEAR ENDED
                          DECEMBER 31,  OCTOBER 10,   DECEMBER 31,  DECEMBER 31,
                              1997         1996           1996          1996
                          ------------ ------------- -------------- ------------
                                          (AMOUNTS IN THOUSANDS)
Revenues:
  Feature films.........   $ 699,219     $ 815,460      $209,354     $1,024,814
  Television programs...     114,200        82,315        14,413         96,728
  Other.................      17,883        14,931         4,919         19,850
                           ---------     ---------      --------     ----------
    Total revenues......   $ 831,302     $ 912,706      $228,686     $1,141,392
                           =========     =========      ========     ==========
EBITDA:
  Feature films.........   $  65,509     $ (45,032)     $ 37,140     $   (7,892)
  Television programs...      (7,201)       11,412        (4,062)         7,350
  Other.................     (26,545)        1,742           532          2,274
                           ---------     ---------      --------     ----------
  EBITDA before general
   and administration
   expenses.............      31,763       (31,878)       33,610          1,732
  General and
   administration
   expenses.............     (80,861)      (55,411)      (16,901)       (72,312)
                           ---------     ---------      --------     ----------
    EBITDA..............     (49,098)      (87,289)       16,709        (70,580)
Depreciation and other
 amortization...........     (18,013)      (25,451)       (3,135)       (28,586)
Provision for
 impairment.............         --       (563,829)          --        (563,829)
                           ---------     ---------      --------     ----------
Operating income (loss).     (67,111)     (676,569)       13,574       (662,995)
Interest expense, net of
 amounts capitalized....     (53,105)      (71,375)       (9,875)       (81,250)
Interest and other
 income, net............       2,447         3,179           813          3,992
                           ---------     ---------      --------     ----------
Income (loss) before
 provision for income
 taxes..................    (117,769)     (744,765)        4,512       (740,253)
Income tax provision....     (10,345)         (273)       (4,346)        (4,619)
                           ---------     ---------      --------     ----------
Net income (loss).......   $(128,114)    $(745,038)     $    166     $ (744,872)
                           =========     =========      ========     ==========

  Feature Films. Feature film revenues decreased by $325.6 million, or 32 percent, to $699.2 million in the year ended December 31, 1997 compared to the year ended December 31, 1996. Explanations for the decrease in revenues are discussed in the following paragraphs.

  Worldwide theatrical revenues decreased by $149.5 million, or 59 percent, to $102.9 million in 1997 due to relatively limited worldwide theatrical distribution activity following the sale of the Company on October 10, 1996. In 1997, the Company released 15 new feature films domestically and two films internationally, as compared to 13 films released domestically and eight films internationally in 1996. In 1997, the Company released Hoodlum, Red Corner and Tomorrow Never Dies, which was initially released in December 1997 and will earn a significant portion of its theatrical revenues in 1998. Of the remaining 1997 releases, seven films were produced by Orion and six of these were released in limited distribution only. In 1996, the Company earned significantly higher worldwide theatrical revenues from GoldenEye, The Birdcage, Leaving Las Vegas and Get Shorty.

  Worldwide home video revenues decreased by $244.6 million, or 41 percent, to $350.4 million in 1997, which included the domestic releases of Kingpin and Fled in the rental market, as well as the releases of Larger Than Life, The Birdcage and Warriers of Virtue in the sell-through markets. In 1996, significant home video revenues were realized from the releases of GoldenEye, The Birdcage, Get Shorty, Leaving Las Vegas and Showgirls in the rental market, as well as the release of All Dogs Go To Heaven 2 and promotions of the James Bond and Rocky film series in the sell-through market.

  Worldwide pay television revenues increased by $13.5 million, or 14 percent, to $107.6 million in 1997, primarily due to the availability of The Birdcage, Kingpin and Fled, among other films, in the domestic pay television market as well as significant international pay television license fees recognized for GoldenEye, The Birdcage and Species. In 1996, the Company realized domestic pay television revenues for GoldenEye, Get Shorty and Species, among others, but earned significantly less in international pay television markets than in 1997. Network television revenues increased $13.2 million to $14.7 million in 1997, which included license fees recognized on the films Stargate, Blown Away, Getting Even With Dad and Speechless, among others. Worldwide syndicated television revenues increased $41.8 million, or 51 percent, to $123.6 million in 1997 principally due to the acquisition of the Orion film library on July 10, 1997, which contributed syndication revenues of $22.7 million in the period, as well as international syndication license fees recognized for Blown Away, Getting Even With Dad and Rob Roy, among others.

  EBITDA from feature films was a profit of $65.5 million in 1997 as compared to a loss of $7.9 million in 1996. The 1997 results reflect a higher operating margin on the Library, which was revalued pursuant to purchase accounting in connection with the MGM Acquisition and yielded lower amortization rates than in 1996. Additionally, there were feature film write-downs of $38.1 million in 1997 with respect to certain theatrical releases in that period as compared to $82.5 million in write-downs on certain theatrical releases in 1996.

  Television Programming. Television programming revenues increased by $17.5 million, or 18 percent, to $114.2 million in 1997 as compared to 1996. Worldwide pay television revenues increased by $6.4 million, or 25 percent, to $32.3 million in 1997 due to the delivery of the new series Stargate SG-1 and the television movie Twelve Angry Men. Worldwide syndicated television revenues increased by $4.0 million, or 7 percent, to $60.9 million in 1997 due to additional episodes of The Outer Limits and Poltergeist in domestic syndication, and the release of the new series Fame LA. Worldwide home video revenues with respect to television programming increased in 1997 by $4.9 million, or 40 percent, to $16.9 million due to the release of Babes in Toyland in the domestic home video marketplace, partially offset by generally reduced video revenues from other television movies in the period. The remaining revenue increase in 1997 of $2.2 million principally related to higher network and licensing income.

  EBITDA from television programming was a loss of $7.2 million in 1997 as compared to a profit of $7.4 million in 1996. Amortization expense on current series increased in 1997 due to loss reserves recognized on The Bradshaw Difference, which has been cancelled, and on the new series Fame LA.

  Other. Other revenues include distribution of consumer products, interactive media and branded programming services, all of which constitute emerging businesses for MGM Studios with relatively limited current operations. EBITDA from other businesses was a loss of $26.5 million in 1997 as compared to a profit of $2.3 million in 1996. The 1997 results included interactive product and development costs of $16.8 million, as compared to interactive costs of only $9.1 million in 1996. In addition, the 1997 results include start-up losses of $11.8 million on the Company's investment in MGM Gold (Asia), a satellite and cable delivered channel based in Asia in which the Company holds a 50 percent equity interest, and $2.4 million of start-up costs associated with the Company's newly launched service MGM Gold (Brazil). There were no such start-up losses or costs in the 1996 period.

  General and Administration Expenses. General and administration expenses increased by $8.5 million, or 12 percent, to $80.9 million in 1997 as compared to 1996, primarily as a result of the acquisition of Orion Pictures Corporation, which added overhead charges of $6.7 million (including non-recurring overhead of approximately $4.0 million) from the July 10, 1997 acquisition date, and the accrual of long-term management incentive and other bonuses of $15.5 million. In 1996, the Company accrued long-term management incentive bonuses of $12.6 million.

  Depreciation and Other Amortization. Depreciation and other amortization decreased by $10.6 million, or 37 percent, to $18.0 million in 1997 compared to 1996 due to the revaluation of the Company's assets and liabilities pursuant to purchase accounting in connection with the MGM Acquisition on October 10, 1996, which resulted in lower goodwill than previously carried in the balance sheet.

  Provision for Impairment. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the predecessor company (i.e. MGM Studios) recorded a charge of $563.8 million during 1996 to write-off certain intangible assets in connection with CDR's disposition of its ownership interest, including $404.4 million to write-off its remaining investment in the film distribution organization and a charge of $159.4 million to reduce its investment in goodwill to net realizable value.

  Interest Expense, Net of Amounts Capitalized. Net interest expense was $53.1 million in 1997 as compared to $81.3 million in 1996. Net interest expense decreased in 1997 due to the substantial equity investments received by the Company in connection with the MGM Acquisition, the Offering and the Tracinda Purchase (see "--Liquidity and Capital Resources"), and correspondingly lower debt levels, as well as increased capitalization associated with increased film production in the period.

  Income Tax Provision. The income tax provision of $10.3 million in 1997 reflects primarily foreign remittance taxes attributable to international distribution revenues. The income tax provision of $4.6 million in 1996 reflects foreign remittance taxes attributable to international distribution revenues, net of the reversal of certain tax reserves of approximately $14.0 million no longer required, and tax expense on net profits in the post-MGM Acquisition period. The Company does not anticipate any further substantial reversals of tax reserves.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

  In connection with the MGM Acquisition, all of the assets and liabilities of MGM Studios, including the Library, were revalued as of October 10, 1996 under purchase accounting, resulting in lower amortization rates in periods after the MGM Acquisition than in the prior periods. For purposes of presentation and for management's discussion and analysis of the changes in financial condition and results of operations for the above periods, the following table combines the January 1, 1996 to October 10, 1996 pre-MGM Acquisition period with the October 11, 1996 to December 31, 1996 post-MGM Acquisition period for comparison to the year ended December 31, 1995:

                           PREDECESSOR    SUCCESSOR      COMBINED   PREDECESSOR
                          ------------- -------------- ------------ ------------
                          JANUARY 1, TO OCTOBER 11, TO  YEAR ENDED   YEAR ENDED
                           OCTOBER 10,   DECEMBER 31,  DECEMBER 31, DECEMBER 31,
                              1996           1996          1996         1995
                          ------------- -------------- ------------ ------------
                                          (AMOUNTS IN THOUSANDS)
Revenues:
  Feature films.........    $ 815,460      $209,354     $1,024,814   $ 736,152
  Television programs...       82,315        14,413         96,728      90,231
  Other.................       14,931         4,919         19,850      34,588
                            ---------      --------     ----------   ---------
    Total revenues......    $ 912,706      $228,686     $1,141,392   $ 860,971
                            =========      ========     ==========   =========
EBITDA:
  Feature films.........    $ (45,032)     $ 37,140     $   (7,892)  $ (70,184)
  Television programs...       11,412        (4,062)         7,350      22,928
  Other.................        1,742           532          2,274      25,822
                            ---------      --------     ----------   ---------
EBITDA before general
 and administration
 expense................      (31,878)       33,610          1,732     (21,434)
General and administra-
 tion expense...........      (55,411)      (16,901)       (72,312)    (60,154)
                            ---------      --------     ----------   ---------
    EBITDA..............      (87,289)       16,709        (70,580)    (81,588)
Depreciation and other
 amortization...........      (25,451)       (3,135)       (28,586)    (30,772)
Provision for
 impairment.............     (563,829)          --        (563,829)        --
                            ---------      --------     ----------   ---------
  Operating income
   (loss)...............     (676,569)       13,574       (662,995)   (112,360)
Interest expense, net of
 amounts capitalized....      (71,375)       (9,875)       (81,250)    (66,386)
Interest and other
 income, net............        3,179           813          3,992      10,372
                            ---------      --------     ----------   ---------
Income (loss) before
 provision for income
 taxes..................     (744,765)        4,512       (740,253)   (168,374)
Income tax provision....         (273)       (4,346)        (4,619)       (935)
                            ---------      --------     ----------   ---------
Net income (loss).......    $(745,038)     $    166     $ (744,872)  $(169,309)
                            =========      ========     ==========   =========

  Feature Films. Feature film revenues increased by $288.7 million, or 39 percent, to $1.0 billion in the year ended December 31, 1996 compared to the year ended December 31, 1995. Explanations for the increase in revenues are discussed in the following paragraphs.

  Worldwide theatrical revenues increased by $21.9 million, or 10 percent, to $252.4 million in 1996. Theatrical revenues increased in 1996 principally due to significant international theatrical revenues earned by GoldenEye, a substantial portion of which were earned in 1996 although the film was initially released in December 1995. The Company released 13 new feature films in each year in the domestic marketplace, and eight new feature films in each year in the international marketplace. In 1996 the Company earned significant revenues from the domestic theatrical releases of The Birdcage and Leaving Las Vegas as compared to GoldenEye, Get Shorty and Species in 1995. Internationally, the Company earned significant revenues from GoldenEye, Get Shorty and The Birdcage as compared to GoldenEye, Species and Rob Roy in 1995.

  Worldwide home video revenues increased by $262.3 million, or 79 percent, to $595.1 million in 1996. In 1996, home video revenues included the domestic rental releases of GoldenEye, The Birdcage, Get Shorty and Leaving Las Vegas as well as the sell-through release of All Dogs Go To Heaven 2. In 1995 the Company released Species, Rob Roy and Speechless in the domestic rental marketplace, as well as Pebble and the Penguin in the domestic sell-through market. The increase in home video revenue in 1996 reflected the strong performance of titles released in the period, as well as the substantial increase in the number of titles released as compared to 1995. The Company released 15 new feature films in the home video market in 1996 as compared to nine new feature films in 1995. Additionally, revenues earned under the Company's distribution agreement with Turner increased substantially in 1996, primarily as a result of a sell-through promotion of The Wizard of Oz. The Company also earned significant revenues in 1996 from sell-through promotions of the James Bond and Rocky film series. In 1996 significant international home video revenues were contributed by GoldenEye, Species and Get Shorty as compared to Blown Away and Getting Even With Dad in 1995.

  Worldwide pay television revenues increased by $30.4 million, or 48 percent, to $94.1 million in 1996, which included significant license fees earned on the availability of GoldenEye, Get Shorty and Species, among others, as compared to Stargate, Blown Away and Getting Even With Dad in 1995. Network revenues decreased by $2.2 million, or 59 percent, to $1.5 million in 1996 due to the availability of only one feature film, Undercover Blues, in 1996 as compared to Benny & Joon and Untamed Heart in 1995. Worldwide syndication revenues decreased by $23.7 million, or 22 percent, to $81.8 million in 1996, primarily as a result of domestic license fees earned for Rain Man, License to Kill, A Fish Called Wanda, Rocky IV and Rocky V in 1995. The Company recognized relatively lower license fees for Rocky III and The Russia House, among others, in 1996. Additionally, international syndication revenues were higher in 1995 due to license fees recognized under a new agreement covering free television in Germany.

  EBITDA from feature films was a loss of $7.9 million in 1996 as compared to a loss of $70.2 million in 1995. The improvement in the operating loss in 1996 reflects the aforementioned substantial increase in revenues and a higher operating margin in the 1996 post-MGM Acquisition period, which benefited from the lower amortization rates due to the revaluation of the Library under purchase accounting. Additionally, feature film write-downs were $82.5 million in 1996, as compared to feature film write-downs of $134.0 million in 1995.

  Television Programming. Television programming revenues increased by $6.5 million, or 7 percent, to $96.7 million in 1996 as compared to 1995. Worldwide pay television revenues increased by $11.6 million, or 81 percent, to $25.9 million in 1996, primarily due to the licensing of a new series, Poltergeist:
The Legacy. Network revenues decreased $2.7 million, or 95 percent, to $0.1 million in 1996 as a result of the broadcast in 1995 of one new television movie. There was no comparable network programming broadcast in 1996. Worldwide home video revenues increased by $9.4 million, or 348 percent, to $12.1 million in 1996, primarily as a result of international sales of made-for-television movies and The Outer Limits series. Worldwide television syndication revenues decreased by $13.0 million, or 19 percent, to $56.9 million due to substantial domestic license fees earned in 1995 on the In The Heat Of The Night series. Other operating revenues increased $1.2 million in 1996 primarily due to merchandising income earned on current series.

  EBITDA from television programming decreased by $15.6 million, or 68 percent, to $7.4 million in 1996 due to higher amortization rates on the Company's new series, which generated a higher proportion of 1996 revenues, as compared to lower amortization on revenues from the television library of older series in 1995.

  Other. Other revenues include distribution of consumer products, interactive media and branded programming services, all of which constitute emerging businesses with relatively limited current operations. EBITDA from other businesses was $2.3 million in 1996 as compared to $25.8 million in 1995. The 1996 results included interactive product and development costs of $9.1 million. The 1995 results did not include comparable activity in this new business. EBITDA from other businesses in 1995 included payments received in connection with an Australian pay television joint venture and an audit settlement with a major distributor.

  General and Administration Expenses. General and administration expenses increased by $12.2 million, or 20 percent, to $72.3 million in 1996 compared to 1995 primarily due to increased executive compensation of $5.4 million, increased accrual of long-term management incentive bonuses of $2.6 million, higher legal and professional fees of $2.0 million, and a net increase in various other items of $2.2 million.

  Depreciation and Other Amortization. Depreciation and other amortization decreased by $2.2 million, or 7 percent, to $28.9 million in 1996 compared to 1995 due to the revaluation of the Company's assets and liabilities pursuant to purchase accounting in connection with the MGM Acquisition on October 10, 1996, which resulted in lower goodwill than previously carried in the balance sheet.

  Provision For Impairment. In accordance with Statement of Financial Accounting Standards No 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company recorded a charge of $563.8 million during 1996 in connection with CDR's sale of MGM Studios to the Company to write-off certain intangible assets, including $404.4 million to write-off its remaining investment in the film distribution organization and a charge of $159.4 million to reduce its investment in goodwill to net realizable value.

  Interest Expense, Net of Amounts Capitalized. Net interest expense increased by $14.9 million, or 22 percent, to $81.3 million in 1996 as compared to 1995. Net interest expense increased in 1996 due to higher average borrowing levels in the 1996 pre-MGM Acquisition period, partially offset by lower interest in the 1996 post-MGM Acquisition period due to reduced debt levels associated with the equity infusions received in connection with the MGM Acquisition.

  Interest and Other Income, Net. Net interest and other income decreased by $6.4 million, or 62 percent, to $4.0 million in 1996 as compared to 1995. In 1995 the Company recovered proceeds under a directors' and officers' insurance policy relating to litigation originating prior to 1991 and also reduced certain prior period litigation reserves, resulting in additional income in the period. There was no such comparable activity in 1996.

  Provisions For Income Taxes. The income tax provision of $4.6 million in 1996 reflects foreign remittance taxes attributable to foreign distribution revenues, net of the reversal of certain tax reserves of approximately $14.0 million, and tax expense on net profits in the post-MGM Acquisition period. The income tax provision of $0.9 million in 1995 resulted from foreign remittance taxes incurred on international distribution revenues, net of the reversal of certain tax reserves of approximately $10.0 million.

LIQUIDITY AND CAPITAL RESOURCES

  In recent years the Company has funded its operations primarily from internally generated funds and bank borrowings. The Company is currently operating under a business plan which calls for substantial continued borrowing, primarily to fund film and television production.

  On July 10, 1997, the Company completed the Orion Acquisition for a total purchase price of approximately $573 million. In connection with the Orion Acquisition, the Company issued 15,000,120 shares of Common Stock to Tracinda and Seven for $360 million. In addition, Orion obtained a credit facility (the "Original Orion Credit Facility") consisting of a $200 million term loan and a $50 million revolving credit facility. On October 15, 1997, proceeds from the Amended Credit Facility (as defined below) were used to retire all amounts outstanding under the Original Orion Credit Facility.

  On October 15, 1997, MGM Studios and its principal lenders entered into an amended and restated credit facility (the "Amended Credit Facility") aggregating $1.3 billion consisting of a six year $600 million revolving credit facility (the "Revolving Facility"), a $400 million seven and one-half year term loan ("Tranche A Loan") and a $300 million eight and one-half year term loan ("Tranche B Loan" and, collectively with the Tranche A Loan, the "Terms Loans"). The facility also contains provisions allowing, with the consent of the requisite lenders and subject to syndication thereof, for an additional $200 million tranche, raising the amount of the Amended Credit facility to $1.5 billion. As of December 31, 1997, MGM Studios had $425 million available under the Amended Credit Facility to fund the ongoing operating activities of the Company. The Revolving Facility and Tranche A Loan bear interest at 2.25 percent over the Adjusted LIBOR rate, as defined, and the Tranche B Loan bears interest at 2.50 percent over the Adjusted LIBOR rate. The Company has entered into three year fixed interest rate swap contracts in relation to a portion of the Term Loans for a notional value of $500 million at an average rate of 8.6 percent, which expire in November 2000. Scheduled amortization of the

Term Loans under the Amended Credit Facility commences with $33 million in 2001, $73 million in 2002, $103 million in 2003, $103 million in 2004, and
$103 million in 2005, with the remaining balance at maturity. The revolving facility portion of the Amended Credit Facility matures in October 2003, subject to extension under certain conditions. The Amended Credit Facility contains various covenants, including limitations on indebtedness, dividends and capital expenditures and maintenance of certain financial ratios.

  On November 18, 1997, the Company issued and sold 9,000,000 new shares of the Common Stock at a price per share of $20, less an underwriting discount, for net proceeds (after Offering expenses) to the Company of $165 million. Concurrent with the consummation of the Offering, Tracinda purchased directly from the Company 3,978,780 shares of Common Stock, at a price per share of $20 less an amount equal to the underwriting discount per share for shares issued in the Offering, for an aggregate purchase price of $75 million. Subsequently, $190 million of the net proceeds of the Offering and the Tracinda purchase were used to repay existing bank debt with the remaining net proceeds retained and used for working capital purposes. Concurrent with the Offering and the Tracinda Purchase, (i) all of the Company's then outstanding Series A Cumulative Convertible Preferred Stock was converted into Common Stock, (ii) the Company effected a 41.667 for 1 stock split of the Common Stock and (iii) the Company increased the number of authorized shares of the Common Stock to 125,000,000.

  The Company's strategy and business plans contemplate substantial on-going investments in production of new feature films and television programs. In addition, the Company plans to continue to make investments or enter into joint ventures to develop new distribution channels to further exploit the Library. The Company may also make strategic acquisitions, including acquisitions to obtain such distribution channels or to further expand the Library, and may enter into other joint ventures, including ventures to produce motion pictures. The nature and extent of such additional investments (including potential acquisitions and joint ventures) are dependent upon the future evaluation of the specific strategic and economic factors underlying such opportunities.

  The Company believes that the available credit under the Amended Credit Facility should be sufficient to meet the Company's current obligations and commitments and will enable the Company to continue to conduct its operations in accordance with its current business plans, although no assurance can be given in that regard. The Company may need to seek other sources of financing in order to complete any future acquisitions. Even if the Company does not consummate any acquisitions, in order to take advantage of opportunities in the capital markets, the Company may from time to time seek additional financing. No assurance can be given that such other sources will be available or on terms acceptable to the Company.

YEAR 2000 DATE CONVERSION

  The Company has begun to identify, evaluate and implement the changes that need to be made to computer systems and applications necessary to achieve a year 2000 date conversion with no disruption of business operations. These actions are necessary to ensure that the systems and applications will recognize and process the year 2000 and beyond. The Company also is communicating with suppliers, distributors, financial institutions and others with which it does business to coordinate year 2000 conversion. Due to recently completed and ongoing systems implementations, the Company does not anticipate that the additional costs of completing the year 2000 date conversion will be material to the Company's results of operations, liquidity or its capital resources.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Report of Independent Public Accountants, Consolidated Financial Statements and Notes to the Company's Consolidated Financial Statements appear in a separate section of this Form 10-K (beginning on page 44) following Part
IV. The index to Consolidated Financial Statements of the Company is included in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

  The information required by Item 10 is set forth in the Proxy Statement under the caption "Election of Directors" and incorporated herein by reference except that the information regarding the Company's executive officers is included in Part I under the heading "Executive Officers of the Company".

ITEM 11. EXECUTIVE COMPENSATION

  The information required by Item 11 is set forth in the Proxy Statement under the caption "Executive Compensation" and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by Item 12 is set forth in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by Item 13 is set forth in the Proxy Statement under the caption "Certain Relationships and Related Transactions" and is incorporated herein by this reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this report:

    1. Consolidated Financial Statements

      The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Form 10-K at pages 44 to 79.

    2. Financial Statement Schedules

      The financial statement schedules listed in the accompanying Index to Financial Statements are filed as part of this Form 10-K at pages 80 to 85.

    3. Exhibits.

      The exhibits listed in the accompanying Exhibit Index on pages 86 to 87 are filed as part of this Form 10-K.

  (b) Reports on Form 8-K

  There were no reports on Form 8-K filed during the quarter ended December 31, 1997.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          METRO-GOLDWYN-MAYER INC.

                                                  /s/ Frank G. Mancuso
                                          By: _________________________________
                                                      Frank G. Mancuso
                                                  Chairman of the Board of
                                                       Directors and
                                                  Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                            TITLE                   DATE
             ---------                            -----                   ----
      /s/ Frank G. Mancuso           Chairman of the Board of        March 12, 1998
____________________________________  Directors, Chief Executive
          Frank G. Mancuso            Officer and Director
      /s/ A. Robert Pisano           Vice Chairman and Director      March 12, 1998
____________________________________
          A. Robert Pisano
        /s/ James Aljian             Director                        March 12, 1998
____________________________________
            James Aljian
    /s/ Francis Ford Coppola         Director                        March 12, 1998
____________________________________
        Francis Ford Coppola
      /s/ Michael R. Gleason         Director                        March 12, 1998
____________________________________
         Michael R. Gleason
                                     Director                        March   , 1998
____________________________________
           Kirk Kerkorian
        /s/ Kerry Stokes             Director                        March 12, 1998
____________________________________
            Kerry Stokes
      /s/ Alex Yemenidjian           Director                        March 12, 1998
____________________________________
          Alex Yemenidjian
       /s/ Jerome B. York            Director                        March 12, 1998
____________________________________
           Jerome B. York
     /s/ Michael G. Corrigan         Senior Executive Vice President March 12, 1998
____________________________________  and Chief Financial Officer
        Michael G. Corrigan

                         INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
METRO-GOLDWYN-MAYER INC.
Successor Consolidated Financial Statements:
  Report of Independent Public Accountants................................  44
  Consolidated Balance Sheets as of December 31, 1997 and 1996............  45
  Consolidated Statements of Operations for the Year Ended December 31,
   1997 and the Period from October 11, 1996 to December 31, 1996.........  46
  Consolidated Statements of Stockholders' Equity for the Year Ended
   December 31, 1997 and the Period from October 11, 1996 to December 31,
   1996...................................................................  47
  Consolidated Statements of Cash Flows for the Year Ended December 31,
   1997 and the Period from October 11, 1996 to December 31, 1996.........  48
  Notes to Consolidated Financial Statements..............................  49
METRO-GOLDWYN-MAYER STUDIOS INC.
Predecessor Consolidated Financial Statements:
  Report of Independent Public Accountants................................  63
  Report of Independent Public Accountants................................  64
  Consolidated Balance Sheets as of October 10, 1996 and December 31,
   1995...................................................................  65
  Consolidated Statements of Operations for the Period from January 1,
   1996 to October 10, 1996 and for the Years Ended December 31, 1995 and
   1994...................................................................  66
  Consolidated Statements of Stockholder's Equity for the Period from
   January 1, 1996 to October 10, 1996 and for the Years Ended December
   31, 1995 and 1994......................................................  67
  Consolidated Statements of Cash Flows for the Period from January 1,
   1996 to October 10, 1996 and for the Years Ended December 31, 1995 and
   1994...................................................................  68
  Notes to Consolidated Financial Statements..............................  69
FINANCIAL STATEMENT SCHEDULES
  Report of Independent Public Accountants................................  80
  Schedule I: Condensed Financial Information of the Registrant...........  81
  Schedule II: Valuation and Qualifying Accounts and Reserves.............  85

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Metro-Goldwyn-Mayer Inc.:

  We have audited the accompanying consolidated balance sheets of Metro-Goldwyn-Mayer Inc. (formerly known as P&F Acquisition Corp.) (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1997 and the period from October 11, 1996 (date of commencement of principal operations) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metro-Goldwyn-Mayer Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the year ended December 31, 1997 and the period from October 11, 1996 (date of commencement of principal operations) to December 31, 1996 in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Los Angeles, California
February 26, 1998

                            METRO-GOLDWYN-MAYER INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                           DECEMBER 31, DECEMBER 31,
                                                               1997         1996
                                                           ------------ ------------
                         ASSETS
                         ------
Cash and cash equivalents................................   $    3,978   $   16,381
Accounts and contracts receivable (net of allowance for
 doubtful accounts of $27,603 and $11,730, respectively).      285,283      271,106
Film and television costs, net...........................    1,867,126    1,099,201
Investments and advances to affiliates...................        9,917       16,107
Property and equipment, net..............................       32,785       27,347
Excess of cost over net assets of acquired businesses,
 net.....................................................      574,795      302,741
Other assets.............................................       48,770       41,785
                                                            ----------   ----------
                                                            $2,822,654   $1,774,668
                                                            ==========   ==========
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Liabilities:
  Bank and other debt....................................   $  890,508   $  444,427
  Accounts payable and accrued liabilities...............      147,476       90,933
  Accrued participants' share............................      216,530      173,094
  Income taxes payable...................................       31,579       29,269
  Advances and deferred revenues.........................      130,329      104,516
  Other liabilities......................................       27,677       29,307
                                                            ----------   ----------
    Total liabilities....................................    1,444,099      871,546
                                                            ----------   ----------
Commitments and contingencies
Stockholders' equity:
  Preferred Stock, $.01 par value, 25,000,000 shares
   authorized,
   501,006 shares issued and outstanding at December 31,
   1996..................................................          --             5
  Common Stock, $.01 par value, 125,000,000 shares
   authorized, 65,765,655 and 16,700,342 shares issued
   and outstanding.......................................          658          167
  Additional paid-in capital.............................    1,504,850      901,639
  Retained earnings (deficit)............................     (127,948)         166
  Cumulative translation adjustment......................          995        1,145
                                                            ----------   ----------
    Stockholders' equity.................................    1,378,555      903,122
                                                            ----------   ----------
                                                            $2,822,654   $1,774,668
                                                            ==========   ==========

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            METRO-GOLDWYN-MAYER INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                      YEAR ENDED  OCTOBER 11 TO
                                                     DECEMBER 31, DECEMBER 31,
                                                         1997         1996
                                                     ------------ -------------
Revenues............................................  $  831,302   $  228,686
Expenses:
  Film and television production and distribution...     799,539      195,076
  General and administration expenses...............      87,644       18,319
  Goodwill amortization.............................      11,230        1,717
                                                      ----------   ----------
    Total expenses..................................     898,413      215,112
                                                      ----------   ----------
Operating income (loss).............................     (67,111)      13,574
Other income (expense):
  Interest expense, net of amounts capitalized......     (53,105)      (9,875)
  Interest and other income, net....................       2,447          813
                                                      ----------   ----------
    Total other expense.............................     (50,658)      (9,062)
                                                      ----------   ----------
Income (loss) from operations before provision for
 income taxes.......................................    (117,769)       4,512
Income tax provision................................     (10,345)      (4,346)
                                                      ----------   ----------
Net income (loss)...................................  $ (128,114)  $      166
                                                      ==========   ==========
Basic and diluted earnings (loss) per share.........  $    (4.47)  $     0.01
                                                      ==========   ==========
Weighted average number of common shares
 outstanding........................................  28,634,362   16,692,217
                                                      ==========   ==========


  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            METRO-GOLDWYN-MAYER INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                            PREFERRED
                              STOCK          COMMON STOCK
                          ---------------  ----------------   ADD'L     RETAINED   CUMULATIVE      TOTAL
                           NO. OF    PAR     NO. OF    PAR   PAID-IN    EARNINGS   TRANSLATION STOCKHOLDERS'
                           SHARES   VALUE    SHARES   VALUE  CAPITAL    (DEFICIT)  ADJUSTMENT     EQUITY
                          --------  -----  ---------- ----- ----------  ---------  ----------- -------------
BEGINNING BALANCE.......       --   $ --          --  $ --  $      --   $     --     $  --      $      --
Issuance of preferred
 and common stock.......   501,006     5   16,700,342  167     901,639        --        --         901,811
Foreign currency
 translation adjustment.       --     --          --    --         --         --      1,145          1,145
Net income..............       --     --          --    --         --         166       --             166
                          --------  ----   ---------- ----  ----------  ---------    ------     ----------
BALANCE DECEMBER 31,
 1996...................   501,006     5   16,700,342  167     901,639        166     1,145        903,122
Issuance of preferred
 and common stock.......     1,914    --   28,110,145  281     603,416        --        --         603,697
Conversion of preferred
 stock into common
 stock..................  (502,920)   (5)  20,955,168  210        (205)       --        --             --
Foreign currency
 translation adjustment.       --     --          --    --         --         --       (150)          (150)
Net loss................       --     --          --    --         --    (128,114)      --        (128,114)
                          --------  ----   ---------- ----  ----------  ---------    ------     ----------
BALANCE DECEMBER 31,
 1997...................       --   $ --   65,765,655 $658  $1,504,850  $(127,948)   $  995     $1,378,555
                          ========  ====   ========== ====  ==========  =========    ======     ==========


  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            METRO-GOLDWYN-MAYER INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                    YEAR ENDED   OCTOBER 11 TO
                                                   DECEMBER 31,  DECEMBER 31,
                                                       1997          1996
                                                   ------------  -------------
Operating activities:
Net income (loss)................................. $  (128,114)   $       166
Adjustments to reconcile net income from
 operations to net cash provided by operating
 activities:
  Amortization of film and television costs and
   participants' share............................     429,003         83,508
  Depreciation and amortization of property and
   equipment......................................       6,783          1,418
  Amortization of goodwill and deferred financing
   costs..........................................      16,323          2,761
  Reduction in goodwill due to realization of tax
   benefits ......................................         --           1,206
  Increase in bad debt and other reserves.........       6,382            --
  Losses (gains) on equity investments, net.......      17,620         (2,592)
  Decrease in accounts and contracts receivable
   and other assets...............................      35,054         12,895
  Decrease in accounts payable, accrued and other
   liabilities, accrued participants' share and
   domestic and foreign taxes.....................     (99,455)       (31,542)
  Decrease in advances and deferred revenues......     (40,468)        (6,258)
  Foreign currency exchange (gain) loss...........       2,190           (234)
                                                   -----------    -----------
  Net cash provided by operating activities.......     245,318         61,328
                                                   -----------    -----------
Investing activities:
  Acquisition of Metro-Goldwyn-Mayer Studios Inc..         --      (1,331,430)
  Acquisition of Orion Pictures Corporation.......    (565,965)           --
  Additions to film costs, net....................    (703,222)       (55,814)
  Additions to property and equipment.............      (9,555)        (2,079)
  Other investing activities......................     (11,280)        (1,538)
                                                   -----------    -----------
  Net cash used in investing activities...........  (1,290,022)    (1,390,861)
                                                   -----------    -----------
Financing activities:
  Proceeds from issuance of preferred and common
   stock..........................................     603,697        901,811
  Proceeds from debt issuance.....................     200,000        475,000
  Net bank advances (repayments)..................     235,127        (31,417)
  Financing costs and other.......................     (10,040)           --
                                                   -----------    -----------
  Net cash provided by financing activities.......   1,028,784      1,345,394
                                                   -----------    -----------
Net change in cash and cash equivalents from
 operating, investing and financing activities....     (15,920)        15,861
Net increase (decrease) in cash due to foreign
 currency fluctuations............................        (831)           520
                                                   -----------    -----------
Net change in cash and cash equivalents...........     (16,751)        16,381
Cash and cash equivalents at beginning of period..      16,381            --
Cash of acquired subsidiary.......................       4,348            --
                                                   -----------    -----------
Cash and cash equivalents at end of the period.... $     3,978    $    16,381
                                                   ===========    ===========

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           METRO-GOLDWYN-MAYER INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

NOTE 1--BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation. The accompanying consolidated financial statements include the accounts of Metro-Goldwyn-Mayer Inc. (formerly known as P&F Acquisition Corp.) ("MGM"), Metro-Goldwyn-Mayer Studios Inc. and its majority owned subsidiaries ("MGM Studios") and Orion Pictures Corporation and its majority owned subsidiaries ("Orion") (collectively, the "Company"). MGM is a Delaware corporation formed on July 10, 1996 specifically to acquire MGM Studios. The acquisition of MGM Studios by MGM was completed on October 10, 1996 (see Notes 2 and 7), at which time MGM commenced principal operations. The acquisition of Orion was completed on July 10, 1997 (see Notes 2 and 7). Prior to its acquisition by MGM, MGM Studios was wholly owned by MGM Group Holdings Corporation, an indirect wholly owned subsidiary of Consortium de Realisation ("CDR"). CDR is a wholly owned subsidiary of Credit Lyonnais S.A. and is controlled by the French State.

  As permitted by Statement of Financial Accounting Standards ("SFAS") No. 53, "Financial Reporting by Producers and Distributors of Motion Pictures", the Company has presented an unclassified consolidated balance sheet.

  Business. The Company is engaged primarily in the development, production and worldwide distribution of theatrical motion pictures and television programs. The Company also distributes films produced or financed, in whole or in part, by third parties.

  Motion picture and television production and distribution is highly speculative and inherently risky. There can be no assurance of the economic success of such motion pictures and television programming since the revenues derived from the production and distribution (which do not necessarily bear a direct correlation to the production or distribution costs incurred) depend primarily upon its acceptance by the public, which cannot be predicted. The commercial success of a motion picture also depends upon the quality and acceptance of other competing films released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. The theatrical success of a motion picture is a very important factor in generating revenues from such motion picture in other media.

  The success of the Company's television programming also may be impacted by prevailing advertising rates, which are subject to fluctuation. Therefore, there is a substantial risk that some or all of the Company's motion picture and television projects will not be commercially successful, resulting in costs not being recouped or anticipated profits not being realized.

  Principles of Consolidation. The consolidated financial statements include the accounts of MGM, MGM Studios and all of its majority-owned and controlled subsidiaries. The Company's investments in related companies which represent a 20% to 50% ownership interest over which the Company has significant influence but not control are accounted for using the equity method (see Note 4). All significant intercompany balances have been eliminated.

  Cash and Cash Equivalents. The Company considers all highly liquid debt instruments, purchased with an initial maturity of three months or less, to be cash equivalents. Included in other assets at December 31, 1997 and 1996 is approximately $4,905,000 and $11,357,000, respectively, of cash restricted by various escrow agreements. The carrying value of the Company's cash equivalents approximated cost at each balance sheet date.

  Revenue Recognition. Revenues from theatrical distribution of feature films are recognized on the dates of exhibition. Revenues from direct home video distribution are recognized, net of an allowance for estimated returns, together with related costs, in the period in which the product is available for sale by the Company's customers. Revenues from television licensing, together with related costs, are recognized when the feature film

                           METRO-GOLDWYN-MAYER INC.

or television program is available to the licensee for telecast. Long-term non-interest-bearing receivables arising from licensing agreements are discounted to present value.

  Accounting for Film and Television Costs. Except for purchase accounting adjustments, film costs include the costs of production, prints, pre-release and other advertising expected to benefit future periods and capitalized overhead and interest. These costs, as well as participations and talent residuals, are charged against earnings on an individual film basis in the ratio that the current year's gross film revenues bear to management's estimate of total remaining ultimate gross film revenues from all sources. The cost allocated to films revalued in purchase accounting is being amortized over their estimated economic lives not to exceed 20 years.

  Film costs are stated at the lower of cost or estimated net realizable value on an individual film basis. Revenue and cost forecasts are continually reviewed by management and revised when warranted by changing conditions. When estimates of total revenues and costs indicate that a feature film or television program will result in an ultimate loss, additional amortization is recognized to the extent required to produce a zero gross margin over the remaining life of the film or television program.

  Property and Equipment. Except for purchase accounting adjustments, property and equipment are stated at cost. Property and equipment acquired as part of the acquisitions of MGM Studios and Orion are stated at estimated fair market value. Depreciation of property and equipment is computed under the straight-line method over the expected useful lives of applicable assets, ranging from three to five years. Leasehold improvements are amortized under the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the related leases. When property is sold or otherwise disposed of, the cost and related accumulated depreciation is removed from the accounts, and any resulting gain or loss is included in income. The costs of normal maintenance, repairs and minor replacements are charged to expense when incurred.

  Goodwill. The excess cost of acquisition over the fair market values of identifiable net assets acquired (goodwill) is amortized over an estimated useful life of 40 years using the straight-line method. For the period from October 11, 1996 to December 31, 1996, goodwill was reduced by $1,206,000 due to the utilization of certain tax assets not benefitted at the acquisition date. During the year ended December 31, 1997, the Company reduced goodwill and accrued tax reserves by $11,075,000 due to the favorable resolution of certain pre-acquisition contingencies. Accumulated amortization of goodwill was $12,947,000 and $1,717,000 as of December 31, 1997 and 1996, respectively.

  Income Taxes. In accordance with SFAS No. 109, "Accounting for Income Taxes," deferred tax assets and liabilities are recognized with respect to the tax consequences attributable to differences between the financial statement carrying values and tax bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. Further, the effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment date.

  Foreign Currency Translation. Generally, foreign subsidiary assets and liabilities are translated into United States dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses of foreign subsidiaries are translated into United States dollars at the average exchange rates that prevailed during the period. The gains or losses that result from this process are included as a component of the cumulative translation adjustment balance in stockholders' equity. Foreign currency denominated transactions are recorded at the exchange rate in effect at the time of occurrence, and the gains or losses resulting from subsequent translation at current exchange rates are included in the statement of operations.

                           METRO-GOLDWYN-MAYER INC.

  Financial Instruments. The carrying values of short-term trade receivables and payables approximate their estimated fair values because of the short maturity of these instruments. The carrying values of receivables with maturities greater than one year have been discounted at LIBOR plus 2.50 percent (approximately 8.31 percent and 8.38 percent at December 31, 1997 and 1996, respectively), which approximates the Company's current effective borrowing rates.

  The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks. The Company enters into interest rate swaps to lower funding costs, to diversify sources of funding, or to alter interest rate exposures arising from mismatches between assets and liabilities. Interest rate swaps allow the Company to raise long-term borrowings at floating rates and effectively swap them into fixed rates that are lower than those available to the Company if fixed-rate borrowings were made directly. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount.

  Accounts and Contracts Receivable. At December 31, 1997, accounts and contracts receivable aggregated $312,886,000 (before allowance for doubtful accounts), of which approximately $259,544,000 is due within one year. Concentration of credit and geographic risk with respect to accounts receivable is limited due to the large number and general dispersion of accounts which constitute the Company's customer base. The Company performs credit evaluations of its customers and in some instances requires collateral. At December 31, 1997, there were no significant customers accounting for greater than 10 percent of the Company's accounts and contracts receivable. At December 31, 1996, approximately 27 percent of the Company's accounts and contracts receivable arose from an exclusive home video servicing agreement with Warner Home Video.

  Earnings Per Share. The Company has adopted SFAS No. 128, "Earnings Per Share" ("EPS"), effective for the year ending December 31, 1997 and has restated its earnings per share disclosure for the period ended December 31, 1996 to comply with SFAS No. 128. Under SFAS No. 128, primary EPS is replaced by "Basic" EPS, which excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. "Diluted" EPS, which is computed similarly to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. When dilutive, stock options are included as share equivalents in computing diluted earnings per share using the treasury stock method. The weighted average number of shares used in computing basic earnings (loss) per share was 28,634,362 in the year ended December 31, 1997, and 16,692,217 in the period from October 11, 1996 to December 31, 1996, respectively. The per share computations for all periods presented reflect the
41.667 for stock split (see Note 7). Basic EPS for the period from October 11, 1996 to December 31, 1996 increased by $.01 per share due to the adoption of SFAS No. 128. Included in the computation of weighted average shares for diluted EPS for the period from October 11, 1996 to December 31, 1996 are 21,104,455 shares of dilutive securities. Dilutive securities of 18,291,004 shares are not included in the calculation of diluted EPS in the year ending December 31, 1997 because they are antidilutive.

  Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Management estimates ultimate revenues and costs for feature films and television programs for each market based on anticipated release patterns, public acceptance and historical results for similar products. Actual results could differ from those estimates.

  New Accounting Pronouncements. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for the Company's fiscal year ending December 31, 1998. This

                           METRO-GOLDWYN-MAYER INC.

statement establishes standards for the reporting and display of comprehensive income and its components in financial statements and thereby report a measure of all changes in equity of an enterprise that result from transactions and other economic events other than transactions with owners.

  In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which is effective for the Company's fiscal year ending December 31, 1998. This statement changes the requirements under which publicly held companies report disaggregated information.

  The Company will adopt these statements on their respective effective dates. The effect of these new accounting pronouncements has not yet been determined by Management.

NOTE 2--ACQUISITIONS

  On October 10, 1996, MGM completed the acquisition of all the common stock of MGM Studios (the "Acquisition") for a purchase price of $1,300,000,000 in cash, plus payment of acquisition related costs of approximately $31,430,000. In connection with an investment agreement (the "Investment Agreement") between Mr. Frank Mancuso and an investor group comprised of Tracinda Corporation ("Tracinda") and Seven Network Limited ("Seven") (collectively, the "Investors") and MGM, Tracinda acquired $200,000,000 of the common stock of MGM (the "Common Stock") and $450,000,000 of the Series A Cumulative Convertible Preferred Stock of MGM (the "Preferred Stock"), and Seven acquired $200,000,000 of the Common Stock and $50,000,000 of the Preferred Stock, concurrent with the closing of the Acquisition. Also, in connection with the Acquisition, Tracinda and Celsus Financial Corp., an entity wholly-owned by Michael R. Gleason (a director of the Company), were each granted an option by the Company to purchase 156,251 shares of the Common Stock at an exercise price of $6.41 per share (the options expire on October 10, 2002) and reimbursed an agreed-upon amount of $4,750,000 each for costs related to the Acquisition.

  On July 10, 1997, the Company acquired all the outstanding common stock of Orion, together with certain of its subsidiaries, for an aggregate purchase price of $573,000,000 (the "Orion Acquisition"). The Company financed the Orion Acquisition through (i) the issuance of 13,375,107 and 1,625,013 shares of the Common Stock to Tracinda Corporation ("Tracinda") and Seven Network Limited ("Seven"), respectively, for aggregate net proceeds of $360,000,000,
(ii) borrowings by Orion under a new $250,000,000 Orion credit facility ("Original Orion Credit Facility"), which was subsequently amended (see Note
6), and (iii) assumption of certain liabilities.

  The Orion Acquisition has been accounted for as a purchase. Orion's assets and liabilities have been recorded in the Company's financial statements at their estimated fair values at the acquisition date allocated as follows (in thousands):

     Accounts and contracts receivable.............................. $  51,015
     Film and television costs......................................   396,437
     Other assets...................................................    14,953
     Excess of cost over net assets of acquired businesses..........   294,355
     Liabilities assumed, including reserve for severance of
      $36,000.......................................................  (190,795)
                                                                     ---------
     Cash purchase price............................................ $ 565,965
                                                                     =========

                           METRO-GOLDWYN-MAYER INC.

  The results of operations of MGM Studios have been included in the consolidated financial statements from October 11, 1996, the date of commencement of principal operations. The results of operations of Orion have been included in the consolidated financial statements from July 10, 1997, the date of acquisition. The Company has made severance and other payments associated with the Orion Acquisition aggregating $19,620,000 from the date of acquisition to December 31, 1997. The pro forma results of operations for the years ended December 31, 1997 and 1996 as if the Acquisition, the Orion Acquisition, the 41.667 stock split and the conversion of the Preferred Stock had occurred at the beginning of each period are as follows (in thousands, except share data):

                                                       YEAR ENDED   YEAR ENDED
                                                      DECEMBER 31, DECEMBER 31,
                                                          1997         1996
                                                      ------------ ------------
   Revenues..........................................  $  902,083   $1,315,128
   Operating loss....................................  $  (81,952)  $ (598,742)
   Net loss..........................................  $ (159,284)  $ (669,251)
   Pro forma loss per share..........................  $    (2.93)  $   (12.73)
   Pro forma weighted average shares.................  54,458,427   52,567,754

NOTE 3--FILM AND TELEVISION COSTS

  Film and television costs, net of amortization, are summarized as follows (in thousands):

                                                       DECEMBER 31, DECEMBER 31,
                                                           1997         1996
                                                       ------------ ------------
   Theatrical productions:
     Released.........................................  $1,418,446   $  912,216
     Completed not released...........................       7,662          --
     In process and development.......................     174,386       59,077
   Television programming.............................     266,632      127,908
                                                        ----------   ----------
                                                        $1,867,126   $1,099,201
                                                        ==========   ==========

  Interest costs capitalized to theatrical productions were $15,242,000 and $524,000 during the year ended December 31, 1997 and the period from October 11, 1996 to December 31, 1996, respectively.

  Based on the Company's estimates of projected gross revenues as of December 31, 1997, approximately 61% of unamortized film costs applicable to released theatrical films and released television programs will be amortized during the six years ending December 31, 2003.

NOTE 4--INVESTMENTS

  Distribution in foreign theatrical and certain pay television markets is performed by United International Pictures B.V. ("UIP"), in which the Company has a one-third interest. The Company's investment in UIP, which is included in investments and advances to affiliates, is stated at cost plus equity in undistributed earnings. The Company includes in its financial statements the revenues and related costs associated with its films distributed by UIP. The distribution fees paid to UIP by the Company are included in film and television production and distribution expense. Due to timing differences there are no taxable earnings and, therefore, there is no tax provision on undistributed earnings. The Company's carrying value of its investment in UIP at December 31, 1997 and 1996 was $6,623,000 and $12,490,000, respectively.

  In May 1996, the Company entered into a joint venture agreement with Encore International, Inc., an indirect subsidiary of Telecommunications, Inc., to develop MGM Gold Networks (Asia) ("MGM Gold"), a

                           METRO-GOLDWYN-MAYER INC.

satellite and cable delivery channel based in Asia in which each of the joint venture partners share equally in net earnings and each is obligated to fund 50 percent of MGM Gold's expenses up to a maximum of $23,300,000 each, of which the Company had funded approximately $11,300,000 as of December 31, 1997. Additionally, the Company's share of MGM Gold's start-up losses in the year ended December 31, 1997 was $11,754,000.

NOTE 5--PROPERTY AND EQUIPMENT

  Property and equipment are summarized as follows (in thousands):

                                                       DECEMBER 31, DECEMBER 31,
                                                           1997         1996
                                                       ------------ ------------
   Leasehold improvements.............................   $14,845      $13,691
   Furniture, fixtures and equipment..................    26,141       15,074
                                                         -------      -------
                                                          40,986       28,765
   Less accumulated depreciation and amortization.....    (8,201)      (1,418)
                                                         -------      -------
                                                         $32,785      $27,347
                                                         =======      =======

NOTE 6--BANK AND OTHER DEBT

  BANK AND OTHER DEBT IS SUMMARIZED AS FOLLOWS (IN THOUSANDS):

                                                      DECEMBER 31, DECEMBER 31,
                                                          1997         1996
                                                      ------------ ------------
   Revolving Facility................................   $175,000     $ 94,000
   Term Loans........................................    700,000      349,750
   Capitalized lease obligations and other
    borrowings.......................................     15,508          677
                                                        --------     --------
                                                        $890,508     $444,427
                                                        ========     ========

  On October 15, 1997, the Company entered into an amended and restated credit facility with a syndicate of banks aggregating $1.3 billion (the "Amended Credit Facility") consisting of a six year $600 million revolving credit facility (the "Revolving Facility"), a $400 million seven and one-half year term loan ("Tranche A Loan") and a $300 million eight and one-half year term loan ("Tranche B Loan") (collectively, the "Term Loans"). The Amended Credit Facility contains provisions allowing, with the consent of the requisite lenders and subject to syndication thereof, for an additional $200 million tranche, raising the potential amount of Amended Credit Facility to $1.5 billion. The Revolving Facility and the Tranche A Loan bear interest at 2.25 percent over the Adjusted LIBOR rate, as defined (8.06 percent December 31, 1997). The Tranche B Loan bears interest at 2.50 percent over the Adjusted LIBOR rate (8.31 percent at December 31, 1997). Scheduled amortization of the Term Loans under the Amended Credit Facility commences with $33 million in 2001, $73 million in 2002, $103 million in 2003, $103 million in 2004 and $103 million in 2005, with the remaining balance due at maturity. The Revolving Facility matures in October 2003, subject to extension under certain conditions.

  The Company has entered into three year fixed interest rate swap contracts in relation to a portion of the Term Loans for a notional value of $500,000,000 at an average rate of 8.6 percent, which expire in November 2000. At December 31, 1997, the Company would have to pay approximately $2,151,000 to terminate such swap contracts.

  The Company's borrowings under the Amended Credit Facility are secured by substantially all the assets of the Company. The Amended Credit Facility contains various covenants including limitations on dividends, capital expenditures and indebtedness, and the maintenance of certain financial ratios.

                           METRO-GOLDWYN-MAYER INC.

  Lease and other borrowings. Capitalized lease and other borrowings relate principally to contractual liabilities and computer equipment financing at interest rates of approximately 10%.

  Maturity schedule. Credit facilities, lease and other borrowings at December 31, 1997 are scheduled to mature as follows (in thousands):

     1998.............................................................. $  9,352
     1999..............................................................    1,618
     2000..............................................................    1,386
     2001..............................................................   32,977
     2002..............................................................   73,739
     Thereafter........................................................  771,436
                                                                        --------
                                                                        $890,508
                                                                        ========

NOTE 7--STOCKHOLDERS' EQUITY

  Recapitalization. On November 13, 1997, the Company effected a recapitalization pursuant to which the Company, immediately prior to the closing of the Offering and the Tracinda Purchase (as such terms are defined below) (i) converted each share of its Preferred Stock into one share of Common Stock, (ii) effected a 41.667 for 1 stock split and (iii) increased the number of authorized shares of the Common Stock from 50,000,000 to 125,000,000. Share and per share information have been retroactively restated for all periods presented to reflect this recapitalization.

  Orion Acquisition. The Company financed a portion of the Orion Acquisition through the issuance of 13,375,107 and 1,625,013 shares of the Common Stock to Tracinda and Seven, respectively, for aggregate net proceeds of $360,000,000 (see Note 2).

  Initial Public Offering and Tracinda Purchase. On November 13, 1997, the Company issued and sold 9,000,000 new shares of the Common Stock at a price per share of $20, less an underwriting discount and Offering expenses, for net proceeds of $165,000,000, in an initial public offering (the "Offering"). Concurrent with the consummation of the Offering, Tracinda purchased directly from the Company 3,978,780 shares of the Common Stock, at a price per share of $20 less an amount equal to the underwriting discount per share for shares issued in the Offering, for net proceeds of $75,000,000 (the "Tracinda Purchase"). Subsequently, $190,000,000 of the net proceeds of the Offering and the Tracinda Purchase were used to repay existing bank debt and the remaining net proceeds were retained and used for working capital purposes.

  1996 Incentive Plan. The Company has an Amended and Restated 1996 Stock Incentive Plan (the "1996 Incentive Plan"). Awards under the 1996 Incentive Plan are generally not restricted to any specific form or structure and may include, without limitation, qualified or non-qualified stock options, incentive stock options, restricted stock awards and stock appreciation rights (collectively, "Awards"). Outstanding stock options under the 1996 Incentive Plan generally vest over a period of five years and are not exercisable until vested. Awards may be conditioned on continued employment, have various vesting schedules and accelerated vesting and exercisability provisions in the event of, among other things, a change in control of the Company.

                           METRO-GOLDWYN-MAYER INC.

  Stock option transactions as of December 31, 1997 and 1996 under the 1996 Incentive Plan were as follows:

     Balance as of October 11, 1996.................................       --
     Granted at $24.00 per share.................................... 1,745,680
                                                                     ---------
     Balance as of December 31, 1996................................ 1,745,680
     Granted at a weighted average price of $22.33 per share........ 5,948,672
     Forfeited at $20.00 per share..................................   (10,400)
                                                                     ---------
     Balance as of December 31, 1997 at a weighted average price of
      $22.71 per share.............................................. 7,683,952
                                                                     =========
     Number of shares authorized for grant.......................... 8,125,065
                                                                     =========
     Number of options exercisable at $24.00 per share.............. 5,205,702
                                                                     =========
     Number of options exercisable at $20.00 per share.............. 2,478,250
                                                                     =========
     Weighted average remaining contractual life as of December 31,
      1997.......................................................... 9.2 years
                                                                     =========

  Of the outstanding employee options, 608,751 options are vested or will become vested within 60 days, and none are exercisable or will become exercisable within 60 days.

  Senior Management Bonus Plan. The Company has a Senior Management Bonus Plan ("the Senior Management Bonus Plan") under which 2,420,685 bonus interests ("Bonus Interests") have been granted to key employees. No additional bonus interests may be issued under the Bonus Plan. The Senior Management Bonus Plan is subject to approval by the stockholders of the Company no later than December 31, 1998. Subject to the stockholder approval requirement discussed above and to certain vesting and other requirements, each Bonus Interest entitles the holder to receive a cash payment if (a) the sum of the average closing price of Common Stock during the 20 trading days and, in certain circumstances, per share distributions on the Common Stock (together, the "Price") preceding a Determination Date, as defined, is greater than (b) $24.00 and less than $48.00 (adjusted for stock splits, reverse stock splits and similar events). The cash payment will be equal to (i) the vested portion of the Bonus Interest at the Determination Date multiplied by (ii) the amount by which the Price at the Determination Date is less than $48.00 (i.e., maximum of $24.00 per Bonus Interest). Bonus Interests generally vest 20% at October 1, 1997 and 1.67% each month thereafter.

  The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting For Stock Issued to Employees," and related interpretations in accounting for its plans. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net income
(loss) would have been reduced to the following pro forma amounts:

                                                      YEAR ENDED  OCTOBER 11, TO
                                                     DECEMBER 31,  DECEMBER 31,
                                                         1997          1996
                                                     ------------ --------------
     Net income (loss):
       As reported.................................   $(128,114)      $  166
       Pro forma...................................   $(136,187)      $  (15)
       Pro forma loss per share....................   $   (4.76)      $(0.00)

  The fair value of each option grant was estimated using the Black-Scholes model based on the following assumptions: the weighted average fair value of Options granted in the year ended December 31, 1997 and in the period from October 11 to December 31, 1996 was $5.41 and $6.94, respectively. The dividend yield and expected volatility were 0 percent in both periods. Also, the calculation uses a weighted average expected life of 5.0 years and 5.5 years, and a weighted average assumed risk-free interest rate of 5.9 percent and 6.2 percent, for the year ended December 31, 1997 and the period from October 11 to December 31, 1996, respectively.

                           METRO-GOLDWYN-MAYER INC.

NOTE 8--INCOME TAXES

  The Company's domestic and foreign tax liability balances consist of the following (in thousands):

                                                       DECEMBER 31, DECEMBER 31,
                                                           1997         1996
                                                       ------------ ------------
     Current..........................................   $30,879      $29,269
     Deferred.........................................       700          --
                                                         -------      -------
                                                         $31,579      $29,269
                                                         =======      =======

  For income tax purposes, the historical tax basis of the assets and liabilities of MGM Studios has been retained following MGM Studio's acquisition by MGM. The income tax effects of temporary differences between book value and tax basis of assets and liabilities are as follows (in thousands):

                                                       DECEMBER 31, DECEMBER 31,
                                                           1997         1996
                                                       ------------ ------------
     Deferred tax assets:
       Film and television costs.....................   $  21,143    $   6,594
       Film revenue..................................         --         4,444
       Participations and residuals payable..........      10,886       15,574
       Reserves and investments......................      52,375       50,521
       Net miscellaneous tax assets..................      34,780       25,368
       Operating loss carryforwards..................      74,069        4,564
                                                        ---------    ---------
         Subtotal gross tax assets...................     193,253      107,065
       Valuation allowance...........................    (173,867)    (107,065)
                                                        ---------    ---------
         Total tax assets............................      19,386          --
                                                        ---------    ---------
     Deferred tax liabilities:
       Film revenue..................................     (18,709)         --
       Goodwill......................................      (1,377)         --
                                                        ---------    ---------
         Total deferred tax liabilities..............     (20,086)         --
                                                        ---------    ---------
     Net deferred tax assets (liability).............   $    (700)   $     --
                                                        =========    =========

  As of December 31, 1997, the Company and its subsidiaries for U.S. federal income tax purposes had net operating loss carryforwards of $30,323,000 and $159,598,000, which expire in 2011 and 2012, respectively. Presently, there are no limitations on the use of these carryforwards.

  At December 31, 1997, management has determined that $173,867,000 of deferred tax assets do not satisfy the recognition criteria set forth in SFAS No. 109. Accordingly, a valuation allowance has been recorded by the Company for this amount.

  Details of the provision for income taxes are as follows (in thousands):

                                   YEAR ENDED  OCTOBER 11 TO
                                  DECEMBER 31, DECEMBER 31,
                                      1997         1996
                                  ------------ -------------
     Current taxes:
       Foreign taxes.............   $  9,645      $ 3,140
     Deferred taxes:
       Federal and state taxes
        (benefit)................    (66,102)       6,055
       Adjustment for change in
        valuation allowance......     66,802       (4,849)
                                    --------      -------
         Total tax provision.....   $ 10,345      $ 4,346
                                    ========      =======

                           METRO-GOLDWYN-MAYER INC.

  The following is a summary reconciliation of the effective tax rate to the assumed federal tax rate:

                                                     YEAR ENDED  OCTOBER 11 TO
                                                    DECEMBER 31, DECEMBER 31,
                                                        1997         1996
                                                    ------------ -------------
   Assumed federal tax rate on pre-tax book income
    (loss).........................................     (35)%          35%
   Goodwill and other permanent differences........       3 %          14%
   Foreign taxes, net of available federal tax
    benefit........................................       8 %          45%
   Loss carryforward not benefitted................      32 %          --
                                                        ---           ---
   Effective tax rate..............................       8 %          94%
                                                        ===           ===

  The Company has various foreign subsidiaries formed or acquired to produce or distribute motion pictures outside the United States. In the opinion of management, the earnings of these subsidiaries are not permanently invested outside the United States. Pursuant to APB No. 23, "Accounting For Income Taxes--Special Areas," tax expense has accordingly been provided for these unremitted earnings.

NOTE 9--RETIREMENT PLANS

  The Company has a non-contributory retirement plan (the "Basic Plan") covering substantially all regular full-time, non-union employees. Benefits are based on years of service and compensation, as defined.

  The following table summarizes the funded status of the Basic Plan (in thousands):

                                                       DECEMBER 31, DECEMBER 31,
                                                           1997         1996
                                                       ------------ ------------
   Actuarial present value of benefit obligations
    (including vested benefits of $7,735 and
    $7,427)..........................................    $ 8,834      $ 8,469
                                                         =======      =======
   Projected benefit obligations.....................    $10,500      $ 9,913
   Plan assets at fair value (primarily debt
    securities)......................................      8,741        8,403
                                                         -------      -------
   Projected benefit obligations in excess of plan
    assets...........................................     (1,759)      (1,510)
   Unrecognized net asset as of beginning of year....       (160)        (180)
   Unrecognized net loss.............................        860          505
   Unrecognized prior service cost...................       (163)        (177)
                                                         -------      -------
   Accrued pension liability.........................    $(1,222)     $(1,362)
                                                         =======      =======
   Key assumptions used in the actuarial computations
    were as follows:
   Discount rate.....................................       7.50%        7.50%
                                                         =======      =======
   Long-term rate of return on assets................       7.25%        7.25%
                                                         =======      =======
   Rate of increase in future compensation levels....       5.00%        5.00%
                                                         =======      =======

  The unrecognized net asset is being amortized over the estimated remaining service life of 19.4 years. Domestic pension benefits and expense were determined under the entry age actuarial cost method.

                           METRO-GOLDWYN-MAYER INC.

  Pension costs includes the following components (in thousands):

                                                       YEAR ENDED  OCTOBER 11 TO
                                                      DECEMBER 31, DECEMBER 31,
                                                          1997         1996
                                                      ------------ -------------
   Service cost......................................    $1,213        $ 244
   Interest cost on projected benefit obligation.....       841          163
   Actual (return) loss on plan assets...............      (636)         224
   Net amortization and deferral.....................       (34)        (330)
                                                         ------        -----
   Net periodic pension cost.........................    $1,384        $ 301
                                                         ======        =====

  A significant number of the Company's production employees are covered by union sponsored, collectively bargained multi-employer pension plans. The Company contributed approximately $12,366,000 and $2,824,000 for such plans in year ended December 31, 1997 and the period from October 11, 1996 to December 31, 1996. Information from the plans' administrators is not sufficient to permit the Company to determine its share of unfunded vested benefits, if any.

  The Company also provides each of its employees, including its officers, who have completed one year of service with the Company the opportunity to participate in the MGM Savings Plan (the "Savings Plan"). The Company contributed approximately $1,172,000 and $219,000 to the Savings Plan in the year ended December 31, 1997 and the period from October 11, 1996 to December 31, 1996.

NOTE 10--RELATED PARTY TRANSACTIONS

  In 1980 a predecessor-in-interest to MGM Studios granted to a predecessor-in-interest to MGM Grand, Inc. an exclusive open-ended royalty-free license to use certain trademarks, tradenames and logos in MGM Grand, Inc.'s hotel/gaming business and other businesses that are not entertainment-related. Tracinda owns a majority of the outstanding common stock of MGM Grand, Inc., the parent of MGM Grand Hotel, Inc. ("Grand Hotel").

  The Company has granted to Grand Hotel, or certain of its affiliates, limited short-term, nonexclusive licenses to (i) key art and still photographs of artwork from certain theatrical releases of the Company for use in an "in-room" only publication at the Grand Hotel and (ii) one minute film clips of such releases in a clip reel program for the benefit of a charitable foundation and to promote the sale of videocassettes containing such releases at the Grand Hotel. The Company did not receive any monetary compensation for these licenses.

  The Company sells to Grand Hotel, and certain of its affiliates, on a wholesale basis videocassettes and merchandise such as baseball caps, clothing, keychains and watches bearing the Company's trademarks and logos for resale to consumers in retail shops located within Grand Hotel's hotels. Grand Hotel currently is the Company's largest wholesale customer of the Company's merchandise and, consequently, receives customary volume discounts from the Company. During the year ended December 31, 1997 and the period from October 11, 1996 to December 31, 1996, the Company recognized revenues of $257,000 and $70,000, respectively, for such videocassettes and merchandise.

  In 1997 MGM Studios and Grand Hotel entered into a site location agreement with respect to production of a pilot episode of a television series being developed by MGM Studios. Grand Hotel was not compensated for the use of the site, but was compensated, on customary terms, for goods and services provided by Grand Hotel in the amount of $462,000 in fiscal 1997.

  From time to time, the Company charters airplanes from Tracinda for use in the Company's business. The Company believes that the terms of the charter arrangements are no less favorable to the Company than those

                           METRO-GOLDWYN-MAYER INC.

that could be obtained from unrelated third parties. During the year ended December 31, 1997 and the period from October 11, 1996 to December 31, 1996, the aggregate of the payments made to Tracinda for such charters was approximately $308,000 and $10,000, respectively.

  The Company has entered into various television license agreements with a subsidiary of Seven providing for broadcast of the Company's films and television programs in Australia. During the year ended December 31, 1997 and the period from October 11, 1996 to December 31, 1996, the Company recognized revenues of $4,454,000 and $1,055,000, respectively, under these agreements. Management believes that the terms of these agreements are consistent with the terms of comparable television license arrangements with third parties.

  In 1994, in connection with the formation of MovieVision, a joint venture in which the Company and a subsidiary of Seven have non-controlling interests, the Company licensed to the joint venture certain of its current theatrical and television motion pictures for distribution on Australian pay and basic cable television. The agreement expires on June 30, 2000, with all motion pictures covered by the agreement reverting to the Company within one year after that date, but both the Company and MovieVision have the right to extend the license for a further five years. The Company receives a license fee for each picture that is based on the number of MovieVision's subscribers. The Company recognized revenues of $3,056,000 and $292,000 during the year ended December 31, 1997 and the period from October 11, 1996 to December 31, 1996, respectively. The Company believes that the terms of the agreement are no less favorable to the Company than those contained in its licenses with unaffiliated licensees.

  Seven has agreed to reimburse the Company for losses that the Company may incur in connection with the distribution of an Australian film with respect to which the Company has acquired distribution rights from an unrelated third party.

  The Company has entered into various agreements to develop and produce certain films and television programs with Mr. Frank Mancuso, Jr., the son of the Company's Chairman of the Board and Chief Executive Officer. Pursuant to these agreements, the Company paid Mr. Mancuso, Jr. approximately $1,916,000 and $39,000 during the year ended December 31, 1997 and the period from October 11, 1996 to December 31, 1996, respectively. The agreements provide for additional producer fees and potential profit participations to be paid in the future at terms consistent with comparable development and production agreements with third parties.

  On January 14, 1997, MGM Studios and Tracinda entered into an agreement to share the proceeds from certain insurance claims relating to litigation which arose prior to 1991. The potential insurance proceeds of up to approximately $15,000,000 will be paid 65% to MGM Studios and 35% to Tracinda based on the relative value of each company's respective claims, as determined by the parties. The Company received $8,031,000 in insurance proceeds under such policies during the year ended December 31, 1997, of which $2,811,000 was paid to Tracinda.

NOTE 11--FOREIGN OPERATIONS AND EXPORT SALES

  The Company's foreign activities are principally motion picture and television production and distribution in territories outside of the United States and Canada. Net foreign assets of subsidiaries operating in foreign countries are not material in relation to consolidated net assets.

                           METRO-GOLDWYN-MAYER INC.

  Foreign export revenues are revenues earned from motion picture and television films produced in the United States. Export revenues were as follows (in thousands):

                                                       YEAR ENDED  OCTOBER 11 TO
                                                      DECEMBER 31, DECEMBER 31,
                                                          1997         1996
                                                      ------------ -------------
       Europe........................................   $255,396      $62,298
       Latin America.................................     21,173       12,485
       Other.........................................     95,756       16,743
                                                        --------      -------
                                                        $372,325      $91,526
                                                        ========      =======

NOTE 12--COMMITMENTS AND CONTINGENCIES

  Leases. The Company has operating leases for offices and equipment. Certain property leases include provisions for increases over base year rents as well as for escalation clauses for maintenance and other building operations. Rent expense was approximately $12,915,000 and $2,936,000 for the year ended December 31, 1997 and the period from October 11, 1996 to December 31, 1996, respectively.

  Employment Agreements. The Company has employment agreements with several principal officers and employees. The agreements provide for minimum salary levels as well as, in some cases, bonuses.

  Creative Talent Agreements. The Company has entered into contractual agreements for creative talent related to future film production. Such amounts are scheduled to be paid through 1999.

  Future minimum annual commitments under non-cancelable operating leases, employment agreements, and creative talent agreements as of December 31, 1997 are as follows (in thousands):

        1998............................................... $ 67,263
        1999...............................................   42,372
        2000...............................................   34,340
        2001...............................................   23,411
        2002...............................................   11,086
        Thereafter.........................................    6,278
                                                            --------
                                                            $184,750
                                                            ========

  Litigation. The Company, together with other major companies in the filmed entertainment industry, has been subject to numerous antitrust suits brought by various motion picture exhibitors, producers and others. In addition, various legal proceedings involving alleged breaches of contract, antitrust violations, copyright infringement and other claims are now pending, which the Company considers routine to its business activities.

  In the opinion of Company management, any liability under pending litigation is likely to be not material in relation to the Company's financial condition.

NOTE 13--SUPPLEMENTARY CASH FLOW INFORMATION

  The Company paid interest, net of capitalized interest, of $45,394,000 and $7,103,000 during the year ended December 31, 1997 and the period from October 11, 1996 to December 31, 1996, respectively. The Company paid income taxes of $8,425,000 and received foreign remittance tax refunds of $12,296,000 during the year ended December 31, 1997. Income taxes paid were $922,000 during the period from October 11, 1996 to December 31, 1996.

                            METRO-GOLDWYN-MAYER INC.

NOTE 14--QUARTERLY FINANCIAL DATA (UNAUDITED)

  Certain quarterly information is presented below (in thousands):

                                                 SECOND
                                       FIRST    QUARTER     THIRD     FOURTH
                                     QUARTER OF    OF     QUARTER OF QUARTER OF
                                        1997      1997       1997       1997
                                     ---------- --------  ---------- ----------
     Revenues.......................  $197,629  $153,385   $221,068   $259,220
     Operating income (loss)........  $ (1,084) $ (4,775)  $  1,254   $(62,506)
     Interest expense, net of
      amounts capitalized...........  $ 11,016  $  9,583   $ 15,415   $ 17,091
     Net loss.......................  $(14,193) $(14,812)  $(16,560)  $(82,549)
     Basic and diluted loss per
      share.........................  $  (0.85) $  (0.88)  $  (0.55)  $  (1.64)

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholder of Metro-Goldwyn-Mayer Studios Inc.

  We have audited the accompanying consolidated balance sheet of Metro-Goldwyn-Mayer Studios Inc. (formerly known as Metro-Goldwyn-Mayer Inc.) and its subsidiaries (the "Company") as of October 10, 1996, and the related consolidated statements of operations and equity and cash flows for the period from January 1, 1996 to October 10, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 10, 1996 and the results of their operations and their cash flows for the period from January 1, 1996 to October 10, 1996 in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Los Angeles, California
December 16, 1996

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholder of Metro-Goldwyn-Mayer Studios Inc.

  We have audited the accompanying consolidated balance sheet of Metro-Goldwyn-Mayer Studios Inc. (formerly known as Metro-Goldwyn-Mayer Inc.), and its subsidiaries (the "Company") as of December 31, 1995, and the related consolidated statements of operations, stockholder's equity and of cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We have not audited the consolidated financial statements of the Company and its subsidiaries for any period subsequent to December 31, 1995.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of Metro-Goldwyn-Mayer Studios Inc., and its subsidiaries at December 31, 1995, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                          Price Waterhouse LLP

Century City, California
February 29, 1996, except for the incentive bonus described in Note 12, as to which the date is July 31, 1996

                        METRO-GOLDWYN-MAYER STUDIOS INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                      OCTOBER 10,  DECEMBER 31,
                                                         1996          1995
                                                      -----------  ------------
                       ASSETS
                       ------
Cash and cash equivalents...........................  $    24,717  $    17,128
Accounts and contracts receivable (net of allowance
 for doubtful accounts of $12,718 and $18,479 in
 1996 and 1995, respectively).......................      291,550      255,444
Film and television costs, including film distribu-
 tion organization, net.............................    1,006,402    1,565,438
Investments and advances to affiliates..............       26,420       15,238
Property and equipment, net.........................       26,686       32,078
Trademarks, logos and excess of cost over net assets
 of acquired businesses, net........................      349,158      520,199
Other assets........................................       19,301       34,729
                                                      -----------  -----------
                                                      $ 1,744,234  $ 2,440,254
                                                      ===========  ===========
        LIABILITIES AND STOCKHOLDER'S EQUITY
        ------------------------------------
Liabilities:
  Bank and other debt...............................  $ 1,229,499  $ 1,217,316
  Accounts payable and accrued liabilities..........       84,379      112,521
  Interest payable..................................       72,079       76,859
  Accrued participants' share.......................      170,257      140,316
  Income taxes payable..............................       27,313       58,900
  Due to affiliate..................................       11,900           --
  Advances and deferred revenues....................      110,774      161,973
  Other liabilities.................................       38,033       12,870
                                                      -----------  -----------
    Total liabilities...............................    1,744,234    1,780,755
Commitments and contingencies
Stockholder's equity:
  Common Stock, $1.00 par value, 1,000 shares
   authorized, 10 shares issued and outstanding in
   1996 and 1995....................................            1            1
  Additional paid-in capital........................  $ 2,222,133  $ 2,132,694
  Cumulative translation adjustment.................         (318)        (413)
  Accumulated deficit...............................   (2,221,816)  (1,472,783)
                                                      -----------  -----------
    Stockholder's equity............................          --       659,499
                                                      -----------  -----------
                                                      $ 1,744,234  $ 2,440,254
                                                      ===========  ===========

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        METRO-GOLDWYN-MAYER STUDIOS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                         PERIOD ENDED  YEAR ENDED   YEAR ENDED
                                         OCTOBER 10,  DECEMBER 31, DECEMBER 31,
                                             1996         1995         1994
                                         ------------ ------------ ------------
Revenues................................  $ 912,706    $ 860,971    $ 597,121
Expenses:
  Film and television production and
   distribution.........................    953,820      894,280      668,516
  General and administrative............     60,056       64,175       49,314
  Goodwill amortization.................     11,570       14,876       14,876
  Provision for impairment..............    563,829          --           --
                                          ---------    ---------    ---------
    Total expenses......................  1,589,275      973,331      732,706
                                          ---------    ---------    ---------
Operating loss..........................   (676,569)    (112,360)    (135,585)
Other income (expense):
  Interest expense, net of amounts capi-
   talized..............................    (71,375)     (66,386)     (33,860)
  Interest and other income, net........      3,179       10,372        2,070
                                          ---------    ---------    ---------
    Total other expense.................    (68,196)     (56,014)     (31,790)
                                          ---------    ---------    ---------
Loss from operations before provision
 for income taxes.......................   (744,765)    (168,374)    (167,375)
Income tax provision....................       (273)        (935)      (3,877)
                                          ---------    ---------    ---------
Net loss................................  $(745,038)   $(169,309)   $(171,252)
                                          =========    =========    =========


  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        METRO-GOLDWYN-MAYER STUDIOS INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                           COMMON STOCK
                          --------------- ADDITIONAL              CUMULATIVE      TOTAL
                          NUMBER OF  PAR   PAID-IN    RETAINED    TRANSLATION STOCKHOLDER'S
                           SHARES   VALUE  CAPITAL    EARNINGS    ADJUSTMENT     EQUITY
                          --------- ----- ---------- -----------  ----------- ------------- ---
                                         (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE DECEMBER 31,
 1993...................      10     $ 1  $2,100,000 $(1,116,774)   $ 1,380     $ 984,607
Foreign currency
 translation adjustment.      --      --         --          --      (1,090)       (1,090)
Forgiveness of interest
 payable to affiliate...      --      --      16,794         --         --         16,794
Net loss................      --      --         --     (171,252)       --       (171,252)
                             ---     ---  ---------- -----------    -------     ---------
BALANCE DECEMBER 31,
 1994...................      10       1   2,116,794  (1,288,026)       290       829,059
Contributions received
 from affiliate.........      --      --      15,900         --         --         15,900
Dividends declared......      --      --         --      (15,448)       --        (15,448)
Foreign currency
 translation adjustment.      --      --         --          --        (703)         (703)
Net loss................      --      --         --     (169,309)       --       (169,309)
                             ---     ---  ---------- -----------    -------     ---------
BALANCE DECEMBER 31,
 1995...................      10       1   2,132,694  (1,472,783)      (413)      659,499
Contributions received
 from affiliate.........      --      --      89,439         --         --         89,439
Dividends declared......      --      --         --       (3,995)       --         (3,995)
Foreign currency
 translation adjustment.      --      --         --          --          95            95
Net loss................      --      --         --     (745,038)       --       (745,038)
                             ---     ---  ---------- -----------    -------     ---------
BALANCE OCTOBER 10,
 1996...................      10     $ 1  $2,222,133 $(2,221,816)   $  (318)    $     --
                             ===     ===  ========== ===========    =======     =========


  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        METRO-GOLDWYN-MAYER STUDIOS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                          PERIOD ENDED  YEAR ENDED   YEAR ENDED
                                          OCTOBER 10,  DECEMBER 31, DECEMBER 31,
                                              1996         1995         1994
                                          ------------ ------------ ------------
Operating activities:
 Net loss...............................   $(745,038)   $(169,309)   $(171,252)
 Adjustments to reconcile net loss from
  operations to net cash provided by
  operating activities:
  Amortization of film and television
   costs, film distribution organization
   and participants' share..............     608,704      628,420      434,354
  Depreciation and amortization of
   property and equipment...............       4,645        4,021        5,335
  Provision for impairment and
   amortization of intangibles..........     575,399       14,876       14,876
  (Decrease) increase in bad debt and
   other reserves.......................         430      (17,425)       3,266
  Losses (gains) on equity investments..      (1,967)       1,620       (1,762)
  Increase in accounts and contracts
   receivable, advances to affiliates
   and other assets.....................     (28,192)     (65,454)     (32,905)
  Increase (decrease) in accounts
   payable, accrued and other
   liabilities, accrued participants'
   share and domestic and foreign taxes.     (19,970)         680       (8,967)
  Decrease in advances and deferred
   revenues.............................     (51,199)     (24,597)     (27,458)
  Foreign currency exchange (gain) loss
   and other............................         325       (1,175)         802
                                           ---------    ---------    ---------
   Net cash provided by operating
    activities..........................     343,137      371,657      216,289
                                           ---------    ---------    ---------
Investing activities:
 Additions to film costs, net...........    (369,148)    (701,436)    (454,932)
 Additions to property and equipment....      (6,901)      (9,376)      (9,099)
 Other investing activities.............      (4,093)          --           --
                                           ---------    ---------    ---------
   Net cash used in investing
    activities..........................    (380,142)    (710,812)    (464,031)
                                           ---------    ---------    ---------
Financing activities:
 Net bank advances......................      51,012      340,148      251,918
 Contribution received from parent......          --        5,900           --
 Dividends paid.........................      (6,160)     (13,283)          --
 Financing costs and other..............          --       (4,736)     (11,953)
                                           ---------    ---------    ---------
   Net cash provided by financing activ-
    ities...............................      44,852      328,029      239,965
                                           ---------    ---------    ---------
Net change in cash and cash equivalents
 from operating, investing and financing
 activities.............................       7,847      (11,126)      (7,777)
Net decrease in cash due to foreign cur-
 rency fluctuations.....................        (258)        (543)        (199)
                                           ---------    ---------    ---------
Net change in cash and cash equivalents.       7,589      (11,669)      (7,976)
Cash and cash equivalents at beginning
 of period..............................      17,128       28,797       36,773
                                           ---------    ---------    ---------
Cash and cash equivalents at end of the
 period.................................   $  24,717    $  17,128    $  28,797
                                           =========    =========    =========

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                       METRO-GOLDWYN-MAYER STUDIOS INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               OCTOBER 10, 1996

NOTE 1--BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation. The accompanying consolidated financial statements include the accounts of Metro-Goldwyn-Mayer Studios Inc. (formerly known as Metro-Goldwyn-Mayer Inc.). and its majority-owned subsidiaries ("MGM Studios" or "the Company"). The Company is wholly owned by MGM Group Holdings Corporation ("MGM Group Holdings"), an indirect wholly owned subsidiary of Consortium de Realisation ("CDR"). CDR is a wholly owned subsidiary of Credit Lyonnais S.A. ("Credit Lyonnais") and is controlled by the French State. On October 10, 1996, the Company was sold to an unaffiliated group of investors (see Note 15). The sale transaction has not been reflected in the accompanying historical financial statements, except to reduce certain long-lived assets to their net realizable value (see Note 5).

  As permitted by Statement of Financial Accounting Standards ("SFAS") No. 53, "Financial Reporting by Producers and Distributors of Motion Pictures", the Company has presented unclassified consolidated balance sheets. Certain reclassifications have been made to amounts reported in prior periods to conform with the current presentation.

  Business. The Company is engaged in the financing, production and worldwide distribution of theatrical motion pictures and television programming, as well as new media and interactive products. The Company also distributes films produced or financed, in whole or in part, by third parties.

  Principles of Consolidation. The consolidated financial statements include the accounts of MGM Studios and all of its majority-owned and controlled subsidiaries. The Company's investments in related companies which represent a 20% to 50% ownership interest over which the Company has significant influence but not control are accounted for using the equity method (see Note 4). All significant intercompany balances and transactions have been eliminated.

  Cash and Cash Equivalents. The Company considers all highly liquid debt instruments, purchased with an initial maturity of three months or less, to be cash equivalents. Included in other assets at October 10, 1996 and December 31, 1995 is approximately $12,774,000 and $12,354,000, respectively, of cash restricted by various escrow agreements. The carrying value of the Company's cash equivalents approximated cost at each balance sheet date.

  Revenue Recognition. Revenues from theatrical distribution of feature films are recognized on the dates of exhibition. Revenues from direct home video distribution are recognized, net of an allowance for estimated returns, together with related costs, in the period in which the product is available for sale by the Company's customers. Revenues from television licensing, together with related costs, are recognized when the feature film or television program is available to the licensee for telecast. Generally, feature films are first made available for home video release in a particular territory six months after theatrical release in such territory; for pay television, one year after theatrical release; for initial free television, two to three years after theatrical release; and for syndication, approximately three to five years after theatrical release. Long-term non-interest-bearing receivables arising from licensing agreements are discounted to present value.

  Accounting for Film Costs. Except for purchase accounting adjustments, film costs include the costs of production, prints, pre-release and other advertising expected to benefit future periods and capitalized overhead and interest. These costs, as well as participations and talent residuals, are charged against earnings on an individual film basis in the ratio that the current year's gross film revenues bear to management's estimate of total remaining ultimate gross film revenues from all sources.

  Film costs are stated at the lower of cost or estimated net realizable value on an individual film basis. Revenue and cost forecasts are continually reviewed by management and revised when warranted by changing

                       METRO-GOLDWYN-MAYER STUDIOS INC.

conditions. When estimates of total revenues and costs indicate that a feature film or television program will result in an ultimate loss, additional amortization is recognized to the extent required to produce a zero gross margin over the remaining life of the film or television program.

  The film distribution organization is an intangible asset reflecting the estimated value of the Company's investment in its worldwide distribution organization; these costs are being amortized on a straight-line basis over 40 years. During the period ended October 10, 1996, the Company recorded a charge of $404,409,000 to write off its remaining investment in the film distribution organization (see Notes 2 and 5).

  Property and equipment. Property and equipment are stated at cost. Depreciation of property and equipment is computed under the straight-line method over the expected useful lives of applicable assets, ranging from three to five years. Amortization of leasehold assets is computed under the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the related leases. When property is sold or otherwise disposed of, the cost and related accumulated depreciation is removed from the accounts, and any resulting gain or loss is included in income. The costs of normal maintenance and repairs and minor replacements are charged to expense when incurred.

  Trademarks, Logos and Goodwill. Trademarks, logos and the excess cost of acquisitions over the fair market values of identifiable net assets acquired (goodwill) are amortized over an estimated useful life of 40 years using the straight-line method. During 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The carrying value of existing assets are reviewed when events or changes in circumstances indicate that an impairment test is necessary in order to determine if an impairment has occurred. When factors indicate that such assets should be evaluated for possible impairment, the Company will estimate the future cash flows expected to result from the use of the assets and their eventual disposition, and compare the amounts to the carrying value of the assets to determine if an impairment loss has occurred. Accordingly, the Company recorded a charge of $159,420,000 to reduce the net realizable value of goodwill (see Note 5).

  Income Taxes. In accordance with SFAS No. 109, "Accounting For Income Taxes", deferred tax assets and liabilities are recognized with respect to the tax consequences attributable to differences between the financial statement carrying values and tax bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. Further, the effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment date.

  From May 7, 1992 to October 10, 1996, the Company has been included in the consolidated federal income tax return of MGM Holdings. The Company's income tax provision has been computed on a separate return basis, modified to allocate to MGM Studios the benefits calculated at the MGM Holdings level which results from the Company's tax attributes. Foreign subsidiaries file separate or consolidated returns depending on the statutes and elections available in each foreign jurisdiction.

  Foreign Currency Translation. Generally, foreign subsidiary assets and liabilities are translated into United States dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses of foreign subsidiaries are translated into United States dollars at the average exchange rates that prevailed during the period. The gains or losses that result from this process are included as a component of the cumulative translation adjustment balance in stockholder's equity. Foreign currency denominated transactions are recorded at the exchange rate in effect at the time of occurrence, and the gains or losses resulting from subsequent translation at current exchange rates are included in the statement of operations.

                       METRO-GOLDWYN-MAYER STUDIOS INC.

  Financial Instruments. The carrying values of short-term trade receivables and payables approximate their estimated fair values because of the short maturity of these instruments. The carrying values of receivables with maturities greater than one year have been discounted at LIBOR plus 2.25% (approximately 7.78% at October 10, 1996), which approximates current market rates.

  Accounts and Contracts Receivable. At October 10, 1996, accounts and contracts receivable aggregated $304,268,000 (before allowance for doubtful accounts), of which approximately $240,000,000 is due within one year. Concentration of credit risk with respect to accounts receivable is limited due to the large number and general dispersion of accounts which constitute the Company's customer base. The Company performs credit evaluations of its customers and in some instances requires collateral. At October 10, 1996 and December 31, 1995, approximately 41% and 18%, respectively, of the Company's accounts and contracts receivable arose from an exclusive home video distribution agreement with Warner Home Video.

  Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Management estimates ultimate revenues and costs for feature films and television programs for each market based on anticipated release patterns, public acceptance and historical results for similar products. Actual results could differ from those estimates.

NOTE 2--FILM AND TELEVISION COSTS, INCLUDING FILM DISTRIBUTION ORGANIZATION

  Film costs, net of amortization, are summarized as follows (in thousands):

                                                        OCTOBER 10, DECEMBER 31,
                                                           1996         1995
                                                        ----------- ------------
   Theatrical productions:
     Released.......................................... $  796,715   $  825,623
     Completed not released............................     25,782          --
     In process and development........................     72,678      210,955
   Television programming..............................    111,227      115,216
   Film distribution organization......................        --       413,644
                                                        ----------   ----------
                                                        $1,006,402   $1,565,438
                                                        ==========   ==========

  Interest costs capitalized to theatrical productions were $4,112,000, $21,498,000 and $7,022,000 during the period ended October 10, 1996 and the years ended December 31, 1995 and 1994, respectively.

  Based on the Company's estimates of projected gross revenues as of October 10, 1996, approximately 64% of unamortized film costs applicable to released theatrical films and released television programs will be amortized during the three years ending September 30, 1999.

NOTE 3--INVESTMENTS

  Distribution of foreign theatrical and certain pay television product is performed by United International Pictures B.V. ("UIP"), in which the Company has a one-third interest. The Company's investment in UIP, which is included in investments and advances to affiliates, is stated at cost plus equity in undistributed earnings. The Company includes in its financial statements the revenues and related costs associated with its films distributed by UIP. The distribution fees paid to UIP by the Company are included in film and television production and distribution expense. Due to timing differences there are no taxable earnings and, therefore, there is no tax provision on undistributed earnings. The Company's carrying value of its investment in UIP at October 10, 1996 and December 31, 1995 was $9,898,000 and $10,008,000,
respectively.

                       METRO-GOLDWYN-MAYER STUDIOS INC.

NOTE 4--PROPERTY AND EQUIPMENT

  Property and equipment, stated at cost, are summarized as follows (in thousands):

                                                        OCTOBER 10, DECEMBER 31,
                                                           1996         1996
                                                        ----------- ------------
   Leasehold improvements..............................  $ 17,923     $ 22,867
   Furniture, fixtures and equipment...................    50,490       50,082
                                                         --------     --------
                                                           68,413       72,949
   Less accumulated depreciation and amortization......   (41,727)     (40,871)
                                                         --------     --------
                                                         $ 26,686     $ 32,078
                                                         ========     ========

NOTE 5--IMPAIRMENT OF INTANGIBLE ASSETS

  As discussed in Note 15, the Company was sold to an unaffiliated group of investors effective on October 10, 1996. The proceeds from the sale of $1,300,000,000 were insufficient to recover the net asset value of the Company on the date of the disposition, and were insufficient to repay the bank debt and related accrued interest due to Credit Lyonnais (see Note 6). In accordance with SFAS No. 121, the Company recorded a charge of $404,409,000 to write off its remaining investment in the film distribution organization (see
Note 2) and a charge of $159,420,000 to reduce its investment in goodwill to net realizable value during the period ended October 10, 1996.

NOTE 6--BANK AND OTHER DEBT

  Bank and other debt is summarized as follows (in thousands):

                                                       OCTOBER 10, DECEMBER 31,
                                                          1996         1996
                                                       ----------- ------------
   Senior Facility.................................... $  390,000   $  339,000
   CL Facility........................................    298,936      333,926
   Term Loan..........................................    539,760      539,504
   Capitalized lease obligations and other
    borrowings........................................        803        4,886
                                                       ----------   ----------
                                                       $1,229,499   $1,217,316
                                                       ==========   ==========

  Senior Facility. On September 16, 1994, the Company obtained from a syndicate of banks a $450,000,000 senior secured credit facility, as amended (the "Senior Facility"). Borrowings under the Senior Facility bear interest at 2.25% over the three-month LIBOR (7.78% at October 10, 1996), subject to adjustment under certain conditions. Borrowings outstanding under the Senior Facility prior to extinguishment (see Note 15) as of October 10, 1996 were $390,000,000.

  CL Facility. On September 14, 1994, the Company obtained a $400,000,000 credit facility (the "CL Facility") from Credit Lyonnais, a portion of which was used to retire a previously outstanding $190,000,000 credit facility with CLBN. Borrowings under the CL Facility bear interest at 0.25% over the three-month LIBOR (5.78% at October 10, 1996). The principal amount outstanding at October 10, 1996 prior to extinguishment (see Note 15) was $298,936,000.

  Term Loan. Prior to April, 1993, the Company was financed under two credit facilities with CLBN (the "CLBN Facilities"). As of September 14, 1994, all of the Company's outstanding borrowings under the CLBN Facilities, together with accrued interest of $67,290,000, were converted into a term loan (the "Term Loan"). The Term Loan bears interest at 0.25% over the three-month LIBOR (5.78% at October 10, 1996). The principal amount outstanding at October 10, 1996 prior to extinguishment (see Note 15) was $539,760,000.

                       METRO-GOLDWYN-MAYER STUDIOS INC.

  The Company's borrowings under the Senior Facility, the CL Facility and the Term Loan are secured by all the assets of the Company. The security interests under the CL Facility and the Term Loan are subordinate to the Senior Facility. The Senior Facility contains various covenants including limitations on dividends, capital expenditures and indebtedness, and the maintenance of certain financial ratios.

  The Senior Facility, CL Facility and Term Loan aggregating $1,379,797,000, including accrued interest, were extinguished on October 10, 1996 upon the sale of the Company (see Notes 7 and 15). At that time, the Company obtained $800,000,000 in Senior Secured Credit Facilities to partially finance the acquisition of the Company and to provide for ongoing operations of the Company.

  Lease and other borrowings. The capitalized lease obligations relate principally to computer equipment financing at interest rates of approximately 10%.

  Maturity schedule. Credit facilities, lease and other borrowings are scheduled to mature as follows (in thousands):

      October 10, 1996............................................... $1,228,696
      December 31, 1996..............................................          6
      December 31, 1997..............................................        788
      December 31, 1998..............................................          9
                                                                      ----------
                                                                      $1,229,499
                                                                      ==========

NOTE 7--STOCKHOLDER'S EQUITY

  Capital Contributions. Pursuant to the terms of the sale of the Company, the proceeds from the transaction were insufficient to repay the entire bank debt and accrued interest due to Credit Lyonnais as of October 10, 1996. Accordingly, the deficit of $79,798,000 has been accounted for as a contribution of capital from the parent in the accompanying financial statements.

  Additionally, an affiliate of Credit Lyonnais has agreed to pay bonuses of $19,641,000 to certain executives of the Company due upon the sale of the Company (see Note 15). Accordingly, the Company has recorded compensation expense and a corresponding contribution to capital of $9,641,000 during the period ended October 10, 1996 and $10,000,000 during the year ended December 31, 1995, respectively.

  Upon commencement of the CL Facility in 1994 (see Note 6), CLBN agreed to waive $16,794,000 in accrued interest charges on the Company's credit facilities for the period from January 1, 1994 through September 14, 1994. Accordingly, the Company has included this amount as a contribution to paid-in capital in the consolidated financial statements.

NOTE 8--INCOME TAXES

  The Company's domestic and foreign tax liability balances consist of the following (in thousands):

                                                        OCTOBER 10, DECEMBER 31,
                                                           1996         1995
                                                        ----------- ------------
   Current.............................................   $27,313     $58,900
   Deferred............................................       --          --
                                                          -------     -------
                                                          $27,313     $58,900
                                                          =======     =======

                       METRO-GOLDWYN-MAYER STUDIOS INC.

  Prior to December 30, 1993, the assets and operations of the Company had been held by MGM Group Holdings. On that date, pursuant to a financial restructuring program approved by the Company's Board of Directors, substantially all the assets and operations of MGM Group Holdings, other than certain litigation claims and deferred tax assets, were transferred to the Company. At the same time, the Company assumed all of the liabilities of MGM Group Holdings other than (i) certain litigation liabilities; (ii) certain deferred tax liabilities; and (iii) certain of the outstanding indebtedness of MGM Group Holdings owing to General Bank Nederland N.V. (formerly Credit Lyonnais Bank Nederland B.V. or "CLBN"), an affiliate of Credit Lyonnais. Under the tax sharing agreement arising out of the restructuring, the Company is deemed to have tax basis in the transferred assets and liabilities equal to the book values at the date of the restructuring. The deferred tax liabilities and assets for the temporary differences between book value and tax basis of assets and liabilities transferred to the Company are recorded by MGM Group Holdings.

  Pursuant to the tax sharing agreement, the Company computes its income tax provision and corresponding deferred tax liabilities and assets, net of a valuation allowance, on a separate tax return basis, modified as discussed above with respect to the tax basis of assets transferred in the restructuring, and further modified to reflect the allocation to the Company of any tax benefits recognized by the consolidated filing group to the extent that the Company's losses in the current period reduce the current or deferred income taxes payable.

  Management believes certain of the Company's deferred tax assets are more likely than not to be realized. For deferred tax assets which do not meet that standard, a valuation allowance is applied. At October 10, 1996, management has determined that $69,161,000 of deferred tax assets related to assets and liabilities existing at the time of restructuring do not satisfy the recognition criteria set forth in SFAS No. 109. Similarly, deferred tax assets of $270,427,000 related to the period after the restructuring have been determined not to satisfy the recognition criteria. Accordingly, a valuation allowance has been recorded by the Company for these amounts.

  The tax effects of temporary differences between book value and tax bases of assets and liabilities transferred to the Company in the restructuring (for which the deferred tax benefits are recorded by MGM Group Holdings) are as follows (in thousands):

                                                        OCTOBER 10, DECEMBER 31,
                                                           1996         1995
                                                        ----------- ------------
   Deferred tax (assets):
     Film revenue......................................  $ (25,678)  $ (66,153)
     Reserves/investments..............................    (86,872)   (121,320)
     Participations and residuals payable..............     (6,208)     (8,174)
     Net miscellaneous assets..........................     (6,707)    (17,289)
                                                         ---------   ---------
       Subtotal gross tax (assets).....................   (125,465)   (212,936)
     Valuation allowance...............................     69,161      61,650
                                                         ---------   ---------
       Total tax (assets)..............................  $ (56,304)  $(151,286)
                                                         ---------   ---------
   Deferred tax liabilities:
     Film distribution system..........................  $     --    $ 161,321
     Film and television costs.........................     56,304      67,261
     Net miscellaneous liabilities.....................        --          --
                                                         ---------   ---------
       Total tax liabilities...........................  $  56,304   $ 228,582
                                                         ---------   ---------
   Net deferred tax liability..........................  $     --    $  77,296
                                                         =========   =========

  The net operating loss carryforwards of MGM Group Holdings are in excess of the net deferred tax liabilities for the temporary differences related to assets and liabilities transferred to the Company.

                       METRO-GOLDWYN-MAYER STUDIOS INC.

  The tax effects of temporary differences and carryforwards arising after the restructuring date which give rise to deferred tax assets and liabilities for 1996 and 1995 are as follows (in thousands):

                                                        OCTOBER 10, DECEMBER 31,
                                                           1996         1995
                                                        ----------- ------------
   Deferred tax (assets):
     Film and television costs.........................  $(109,302)  $ (33,526)
     Miscellaneous liabilities.........................    (53,425)    (36,185)
     Investment tax credit carryforwards...............    (12,836)    (16,575)
     Net operating loss carryforwards..................   (116,417)    (50,429)
                                                         ---------   ---------
       Subtotal gross tax (assets).....................   (291,980)   (136,715)
     Valuation allowance...............................    270,427      36,308
                                                         ---------   ---------
       Total tax (assets)..............................    (21,553)   (100,407)
   Deferred tax liabilities
     Film revenue......................................     17,153      96,007
                                                         ---------   ---------
       Total tax liabilities...........................     17,153      96,007
                                                         ---------   ---------
   Net deferred tax (asset)............................  $  (4,400)  $  (4,400)
                                                         =========   =========

  Under the terms of the tax sharing agreement discussed above, the deductible temporary differences of the Company which originate after the restructuring date are available to be used against the deferred tax liability retained by MGM Group Holdings.

  As of October 10, 1996, the Company and its subsidiaries had net operating loss carryforwards of $268,888,000, capital loss carryforwards of $29,616,000 and investment tax credit carryforwards of $12,836,000, before adjustments for the effect of the tax sharing agreement, which expire through 2010. These carryforwards are available for use in the U.S. consolidated tax return group, of which the Company is a member, and are subject to the tax sharing agreement between the Company and MGM Group Holdings. A portion of these losses are subject to substantial limitations on utilization because of various income tax rules.

  Details of the provision for income taxes are as follows (in thousands):

                                         PERIOD ENDED  YEAR ENDED   YEAR ENDED
                                         OCTOBER 10,  DECEMBER 31, DECEMBER 31,
                                             1996         1995         1994
                                         ------------ ------------ ------------
   Current taxes:
     Foreign taxes......................  $     273     $   935      $  8,277
   Deferred taxes:
     Federal and state taxes (benefit)..   (241,630)      1,997       (26,130)
     Adjustment for change in enacted
      tax rate..........................        --          --            --
     Adjustment for change in valuation
      allowance.........................    241,630      (1,997)       21,730
                                          ---------     -------      --------
       Total tax provision..............  $     273     $   935      $  3,877
                                          =========     =======      ========

  Tax expense for 1994 reflects a $4,400,000 deferred tax benefit arising from the carryforward and use by MGM Group Holdings of a portion of the Company's current year net operating losses. As a result, the Company has recorded a corresponding $4,400,000 receivable from MGM Group Holdings.

                       METRO-GOLDWYN-MAYER STUDIOS INC.

  The following is a summary reconciliation of the effective tax rate to the assumed federal tax rate:

                                         PERIOD ENDED  YEAR ENDED   YEAR ENDED
                                         OCTOBER 10,  DECEMBER 31, DECEMBER 31,
                                             1996         1995         1994
                                         ------------ ------------ ------------
   Assumed federal tax rate on loss.....     (35)%        (35)%        (35)%
   Goodwill and other permanent differ-
    ences...............................       8 %          3 %          3 %
   Foreign taxes, net of available fed-
    eral tax benefit....................       1 %         (2)%          5 %
   Loss carryforward not benefited......      27 %         35 %         29 %
                                             ---          ---          ---
     Effective tax rate.................       1 %          1 %          2 %
                                             ===          ===          ===

  The Company has various foreign subsidiaries formed or acquired to produce or distribute motion pictures outside the United States. In the opinion of management, the earnings of these subsidiaries are not permanently invested outside the United States. Pursuant to APB 23, tax expense has accordingly been provided for these unremitted earnings.

  Federal income tax returns for the periods ended through March 25, 1986 have been examined by the Internal Revenue Service. In the opinion of management, any adjustments which may result from the examination of subsequent periods for which the Company is responsible will not have a material effect on the Company's consolidated financial position or results of operations.

NOTE 9--RETIREMENT PLANS

  The Company has a non-contributory retirement plan (the "Basic Plan") covering substantially all regular full-time, non-union employees. Benefits are based on years of service and compensation, as defined.

  The following table summarizes the funded status of the Basic Plan (in thousands):

                                                        OCTOBER 10, DECEMBER 31,
                                                           1996         1995
                                                        ----------- ------------
   Actuarial present value of benefit obligations (in-
    cluding vested benefits of $6,880 and $7,348, re-
    spectively).......................................    $ 7,870     $ 8,030
                                                          =======     =======
   Projected benefit obligations......................    $ 9,182     $ 9,361
   Plan assets at fair value (primarily debt securi-
    ties).............................................      8,700       6,287
                                                          -------     -------
   Projected benefit obligations in excess of plan as-
    sets..............................................       (482)     (3,074)
   Unrecognized net asset as of beginning of year.....       (184)       (200)
   Unrecognized net (gain) loss.......................       (215)      1,359
   Unrecognized prior service cost....................       (181)       (191)
                                                          -------     -------
   Accrued pension liability..........................    $(1,062)    $(2,106)
                                                          =======     =======

  Key assumptions used in the actuarial computations for the reported periods were as follows:

                                                                     1996  1995
                                                                     ----  ----
   Discount rate.................................................... 7.75% 7.00%
                                                                     ====  ====
   Long-term rate of return on assets............................... 7.25% 7.25%
                                                                     ====  ====
   Rate of increase in future compensation levels................... 5.00% 5.00%
                                                                     ====  ====

  The unrecognized net asset is being amortized over the estimated remaining service life of 19.4 years. Domestic pension benefits and expense were determined under the entry age actuarial cost method.

                       METRO-GOLDWYN-MAYER STUDIOS INC.

  Pension costs includes the following components (in thousands):

                                         PERIOD ENDED  YEAR ENDED   YEAR ENDED
                                         OCTOBER 10,  DECEMBER 31, DECEMBER 31,
                                             1996         1995         1994
                                         ------------ ------------ ------------
   Service cost.........................    $  854       $ 658        $ 805
   Interest cost on projected benefit
    obligation..........................       570         630          633
   Actual return on plan assets.........      (521)       (797)          24
   Net amortization and deferral........       148         329         (529)
                                            ------       -----        -----
   Net periodic pension cost............    $1,051       $ 820        $ 933
                                            ======       =====        =====

  A significant number of the Company's production employees are covered by union sponsored, collectively bargained multi-employer pension plans. The Company contributed approximately $5,775,000, $11,950,000 and $6,521,000 in 1996, 1995 and 1994, respectively, for such plans. Information from the plans' administrators is not sufficient to permit the Company to determine its share of unfunded vested benefits, if any.

NOTE 10--RELATED PARTY TRANSACTIONS

  See Note 6 regarding the Company's credit arrangements with CLBN and Credit Lyonnais (collectively, the "Bank").

  Interest of approximately $45,000,000, $58,000,000 and $36,000,000 was charged by the Bank during the period ended October 10, 1996 and the years ended December 31, 1995 and 1994, respectively. Of the total interest charged during 1994, the Bank waived $16,794,000 representing interest on the Company's credit facilities for the period from January 1, 1994 through September 14, 1994 (see Note 7). Pursuant to the terms of its credit facilities, the Company also paid to the Bank charges related to letters of credit and other fees of approximately $19,000, $52,000 and $278,000, respectively, during these periods.

  The Company has entered into various agreements to develop and produce certain films and television programs with Hometown Films Inc., an entity controlled by Mr. Frank Mancuso, Jr., who is a relative of the Company's Chairman of the Board and Chief Executive Officer. Pursuant to these agreements, the Company paid Hometown Films Inc., approximately $1,582,000 during the period from January 1, 1996 to October 10, 1996 and approximately $633,000 and $444,000 for the years ended December 31, 1995 and 1994, respectively. The agreements provide for additional producer fees and potential profit participations to be paid in the future at terms consistent with comparable development and production agreements with third parties.

  During the period ended October 10, 1996 and the years ended December 31, 1995 and 1994, the Company incurred legal fees of approximately $1,735,000, $2,737,000 and $802,000, respectively, to White & Case, one of whose partners is also a director of the Company.

NOTE 11--FOREIGN OPERATIONS AND EXPORT SALES

  The Company's foreign activities are principally motion picture and television production and distribution in territories outside of the United States and Canada. Net foreign assets and income from subsidiaries operating in foreign countries are not material in relation to consolidated net assets or consolidated net loss.

                       METRO-GOLDWYN-MAYER STUDIOS INC.

  Foreign export revenues are revenues earned from motion picture and television films produced in the United States. Export revenues for the period ended October 10, 1996 and the years ended December 31, 1995 and 1994 were as follows (in thousands):

                                          PERIOD ENDED  YEAR ENDED   YEAR ENDED
                                          OCTOBER 10,  DECEMBER 31, DECEMBER 31,
                                              1996         1995         1994
                                          ------------ ------------ ------------
   Europe................................   $215,588     $223,830     $132,003
   Latin America.........................     24,066       29,882       18,745
   Other.................................    102,466       90,274       61,706
                                            --------     --------     --------
                                            $342,120     $343,986     $212,454
                                            ========     ========     ========

NOTE 12--COMMITMENTS AND CONTINGENCIES

  Leases. The Company has operating leases for offices and equipment. Certain property leases include provisions for increases over base year rents as well as for escalation clauses for maintenance and other building operations. Rent expense was approximately $8,500,000, $8,630,000 and $8,008,000 for the period ended October 10, 1996 and the years ended December 31, 1995, and 1994, respectively.

  Future minimum rental commitments under non-cancelable operating leases as of October 10, 1996 are as follows (in thousands):

            YEAR ENDING
            DECEMBER 31,
            ------------
             1996................................ $ 2,624
             1997................................  10,242
             1998................................   6,666
             1999................................  10,808
             2000................................  11,314
             2001................................   7,437
             Thereafter..........................   9,813
                                                  -------
                                                  $58,904
                                                  =======

  Employment Agreements. The Company has employment agreements with several principal officers and employees. The agreements provide for minimum salary levels as well as, in some cases, bonuses. In addition, the Company's shareholder is obligated to pay bonuses to certain executives in the event the value of the Company is eventually determined to exceed a defined amount. Based on the sales price of the Company, as described in Note 14, this incentive bonus amounted to $19,641,000. The Company has recorded compensation expense and a corresponding contribution to capital of $9,641,000 for the period ended October 10, 1996 and $10,000,000 for the year ended December 31, 1995. Certain executives are entitled to terminate their employment agreements upon the sale of the Company.

  Creative Talent Agreements. The Company has entered into contractual agreements for creative talent related to future film production which aggregate approximately $9,449,000 at October 10, 1996. Such amounts are scheduled to be paid through 1997.

  Litigation. The Company, together with other major companies in the filmed entertainment industry, has been subject to numerous antitrust suits brought by various motion picture exhibitors, producers and others. In addition, various legal proceedings involving alleged breaches of contract, antitrust violations, copyright infringement and other claims are now pending, which the Company considers routine to its business activities.

                       METRO-GOLDWYN-MAYER STUDIOS INC.

  In the opinion of Company management, any liability under pending litigation is not material in relation to the Company's results of operations.

NOTE 13--SUPPLEMENTARY CASH FLOW INFORMATION

  Total interest paid, net of capitalized interest, was $29,490,000 and $15,416,000 in the period ended October 10, 1996 and the years ended December 31, 1995, respectively. No interest was paid in 1994. Income taxes paid were $17,856,000, $5,140,000 and $5,164,000 in the period ended October 10, 1996 and the years ended December 31, 1995 and 1994, respectively.

  The Company recorded a non-cash contribution of capital of $9,641,000 during the period ended October 10, 1996 and $10,000,000 during the year ended December 31, 1995, respectively, from CDR due to the payment of compensation expense (see Note 12).

NOTE 14--QUARTERLY FINANCIAL DATA (UNAUDITED)

  Certain quarterly information is presented below (in thousands):

                               FIRST QUARTER OF              SECOND QUARTER OF
                         ------------------------------  ----------------------------
                           1996       1995      1994       1996      1995      1994
                         ---------  --------  ---------  --------  --------  --------
Revenues................ $ 286,947  $156,804  $ 150,115  $308,185  $162,029  $106,613
Operating loss.......... $ (24,724) $(27,144) $ (17,926) $(25,086) $(29,562) $(44,197)
Interest expense, net... $  22,361  $ 13,014  $   5,699  $ 22,725  $ 15,256  $  6,600
Net loss................ $ (53,678) $(38,716) $ (25,347) $(49,874) $(45,814) $(50,787)
                               THIRD QUARTER OF                    FOURTH QUARTER OF
                         ------------------------------            ------------------
                           1996       1995      1994                 1995      1994
                         ---------  --------  ---------            --------  --------
Revenues................ $ 317,574  $206,239  $ 139,572            $335,845  $200,821
Operating loss.......... $(626,759) $(27,114) $ (34,938)           $(18,540) $(38,524)
Interest expense, net... $  26,289  $ 17,281  $   9,378            $ 20,835  $ 12,183
Net loss................ $(641,486) $(46,048) $ (44,429)           $(28,731) $(50,689)

  1996 Quarterly Results. The third quarter of 1996 includes the period from July 1, 1996 to October 10, 1996, the date of the Acquisition. In the third quarter of 1996, the Company recorded a charge of $563,829,000 to write off its remaining investment in the film distribution organization and to reduce its investment in goodwill to net realizable value (see Note 5).

  The 1994 and 1995 interim financial information was not reviewed by the Company's independent accountants in accordance with standards established for such review.

NOTE 15--SUBSEQUENT EVENT

  On October 10, 1996, CDR completed the sale of all of the Company's outstanding stock to Metro-Goldwyn-Mayer Inc. (formerly P&F Acquisition Corp.) an entity formed by Tracinda Corporation, Seven Network Limited and Mr. Frank
G. Mancuso, for $1,300,000,000. In connection with the sale of the Company, Mr. Mancuso has entered into a new five year employment agreement to remain as Chief Executive Officer and Chairman of the Board of Directors of the Company. The acquisition price was financed with equity contributions of $900,000,000 and new bank debt of $400,000,000. The Company obtained $800,000,000 in Senior Secured Credit Facilities to partially finance the acquisition of the Company and to provide for ongoing operations of the Company. The Company's existing bank debt, including the Senior Facility, the CL Facility and the Term Loan (see Note 6), were extinguished upon the closing of the transaction. The acquisition will be accounted for as a purchase.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Metro-Goldwyn-Mayer Inc.:

  We have audited in accordance with generally accepted auditing standards, the financial statements of Metro-Goldwyn-Mayer Inc. included in this Report on Form 10-K and have issued our report thereon dated February 26, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                       Arthur Andersen LLP

Los Angeles, California
February 26, 1998

         SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                            METRO-GOLDWYN-MAYER INC.
                                 (PARENT ONLY)

                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                      DECEMBER 31, DECEMBER 31,
                                                          1997         1996
                                                      ------------ ------------
                       ASSETS
                       ------
Investments and advances to affiliates...............  $1,378,555   $1,323,756
Other assets.........................................         --        24,569
                                                       ----------   ----------
                                                       $1,378,555   $1,348,325
                                                       ==========   ==========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Liabilities:
  Bank debt..........................................  $      --    $  443,750
  Accrued interest...................................         --         1,453
                                                       ----------   ----------
    Total liabilities................................         --       445,203
                                                       ----------   ----------
Commitments and contingencies
Stockholders' equity:
  Preferred Stock, $.01 par value, 25,000,000 shares
   authorized, 501,006 shares issued and outstanding
   at December 31, 1996..............................         --             5
  Common Stock, $.01 par value, 125,000,000 shares
   authorized, 65,765,655 and 16,700,342 shares
   issued and outstanding............................         658          167
  Additional paid-in capital.........................   1,504,850      901,639
  Retained earnings (deficit)........................    (127,948)         166
  Cumulative translation adjustment..................         995        1,145
                                                       ----------   ----------
    Stockholders' equity.............................   1,378,555      903,122
                                                       ----------   ----------
                                                       $1,378,555   $1,348,325
                                                       ==========   ==========


  The accompanying Notes to Financial Statements are an integral part of these statements.

                            METRO-GOLDWYN-MAYER INC.
                                 (PARENT ONLY)

                            STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                       YEAR ENDED  OCTOBER 11 TO
                                                      DECEMBER 31, DECEMBER 31,
                                                          1997         1996
                                                      ------------ -------------
Revenues.............................................  $      --    $      --
Expenses:
  Equity in net (income) losses of subsidiaries......      94,760       (9,776)
  Interest expense, net..............................      33,354        9,610
                                                       ----------   ----------
    Total expenses...................................     128,114         (166)
                                                       ----------   ----------
Net income (loss)....................................    (128,114)  $      166
                                                       ==========   ==========
Basic and diluted earnings (loss) per share..........  $    (4.47)  $     0.01
                                                       ==========   ==========
Weighted average number of common and common
 equivalent shares outstanding.......................  28,634,362   16,692,217
                                                       ==========   ==========


  The accompanying Notes to Financial Statements are an integral part of these statements.

                            METRO-GOLDWYN-MAYER INC.
                                 (PARENT ONLY)

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                      YEAR ENDED  OCTOBER 11 TO
                                                     DECEMBER 31, DECEMBER 31,
                                                         1997         1996
                                                     ------------ -------------
Operating activities:
Net income (loss)..................................   $(128,114)   $       166
Adjustments to reconcile net income from operations
 to net cash provided by operating activities:
  Losses (gains) on equity investments, net........      94,760         (9,776)
  Amortization of debt issuance costs..............       3,934          1,068
  Increase (decrease) in accrued liabilities.......      (1,453)         1,453
                                                      ---------    -----------
    Net cash used by operating activities..........     (30,873)        (7,089)
                                                      ---------    -----------
Investing activities:
  Acquisition of MGM Studios Inc...................         --      (1,331,430)
  Acquisition of Orion Pictures Corporation........    (565,965)           --
                                                      ---------    -----------
    Net cash used in investing activities..........    (565,965)    (1,331,430)
                                                      ---------    -----------
Financing activities:
  Proceeds from issuance of preferred and common
   stock...........................................     603,697        901,811
  Proceeds from debt issuance......................         --         475,000
  Net bank repayments..............................    (443,750)       (31,417)
  Net intercompany advances (repayments)...........     436,891         (6,875)
                                                      ---------    -----------
    Net cash provided by financing activities......     596,838      1,338,519
                                                      ---------    -----------
Net change in cash and cash equivalents............         --             --
Cash and cash equivalents at beginning of period...         --             --
                                                      ---------    -----------
Cash and cash equivalents at end of the period.....   $     --     $       --
                                                      =========    ===========


  The accompanying Notes to Financial Statements are an integral part of these statements.

                    METRO-GOLDWYN-MAYER INC. (PARENT ONLY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

NOTE 1--BASIS OF PRESENTATION

  The accompanying financial statements include the accounts of Metro-Goldwyn-Mayer Inc. (formerly known as P&F Acquisition Corp.) ("MGM", or "the Company") presented on a separate company (parent only) basis. MGM is a Delaware corporation formed on July 10, 1996 specifically to acquire MGM Studios. The acquisition of MGM Studios by MGM was completed on October 10, 1996 (see Notes
2), at which time MGM commenced principal operations. Prior to its acquisition by MGM, MGM Studios was wholly owned by MGM Group Holdings Corporation, an indirect wholly owned subsidiary of Consortium de Realisation ("CDR"). CDR is a wholly owned subsidiary of Credit Lyonnais S.A. and is controlled by the French State.

NOTE 2--BANK DEBT

  On October 15, 1997, MGM Studios entered into an amended and restated credit facility with a syndicate of banks aggregating $1.3 billion (the "Amended Credit Facility"). Concurrent with the Amended Credit Facility, MGM Studios repaid $739,653,000 of bank debt and accrued interest on behalf of the Company. For additional information regarding the Registrant's borrowings under debt agreements and other borrowings, see Note 6 to the Consolidated Financial Statements.

                            METRO-GOLDWYN-MAYER INC.

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                             ADDITIONS
                                        -------------------
                             BALANCE AT CHARGED TO                      BALANCE
                             BEGINNING  COSTS AND                       AT END
                             OF PERIOD   EXPENSES  ACQUIRED DEDUCTIONS OF PERIOD
                             ---------- ---------- -------- ---------- ---------
FOR THE YEAR ENDED
 DECEMBER 31, 1997:
Reserve for allowances and
 doubtful accounts.........   $11,730    $ 3,166   $13,600   $  (893)   $27,603
                              =======    =======   =======   =======    =======
FOR THE PERIOD FROM OCTOBER
 11, 1996 TO DECEMBER 31,
 1996:
Reserve for allowances and
 doubtful accounts.........   $12,718    $   (21)  $   --    $  (967)   $11,730
                              =======    =======   =======   =======    =======
FOR THE PERIOD FROM JANUARY
 1, 1996 TO
 OCTOBER 10, 1996:
Reserve for allowances and
 doubtful accounts.........   $18,479    $   430   $   --    $(6,191)   $12,718
                              =======    =======   =======   =======    =======
Reserve for home video
 inventory obsolescence,
 shrinkage, and
 reduplication.............   $ 1,769    $   --    $   --    $(1,769)   $   --
                              =======    =======   =======   =======    =======
FOR THE YEAR ENDED DECEMBER
 31, 1995:
Reserve for allowances and
 doubtful accounts.........   $26,059    $(2,565)  $   --    $(5,015)   $18,479
                              =======    =======   =======   =======    =======
Reserve for home video
 inventory obsolescence,
 shrinkage, and
 reduplication.............   $ 5,933    $   --    $   --    $(4,164)   $ 1,769
                              =======    =======   =======   =======    =======
FOR THE YEAR ENDED DECEMBER
 31, 1994:
Reserve for allowances and
 doubtful accounts.........   $26,276    $ 1,881   $   --    $(2,098)   $26,059
                              =======    =======   =======   =======    =======
Reserve for home video
 inventory obsolescence,
 shrinkage, and
 reduplication.............   $ 6,013    $   --    $   --    $   (80)   $ 5,933
                              =======    =======   =======   =======    =======

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                            DOCUMENT DESCRIPTION
 -------                           --------------------
  2.1(2)  Stock Purchase Agreement, dated as of July 16, 1996, by and among the
           Company, CDR, MGM Holdings Corporation, MGM Group Holdings
           Corporation and MGM Studios (f/k/a Metro-Goldwyn-Mayer Inc.)*
  2.2(2)  Stock Purchase Agreement, dated as of May 2, 1997, by and among the
           Company, Orion and Metromedia International Group, Inc. ("MIG")*
  2.3(2)  Agreement and Plan of Merger, dated as of January 31, 1996, by and among MIG, SGC Merger Corp. and the Samuel Goldwyn Company (the
           "Goldwyn Merger Agreement")*
  2.4(2)  Amendment No. 1 to Goldwyn Merger Agreement dated as of May 29, 1996
  2.5(2)  Amendment and Restated Plan of Merger, dated as of May 17, 1996, between MIG, MPCA Merger Corp., Bradley Krevoy, Steven Stabler and
           the Motion Picture Corporation of America*
  3.1(2)  Amended and Restated Certificate of Incorporation of the Company
  3.2(2)  Amended and Restated Bylaws of the Company
 10.1(2)  Credit Agreement, dated as of October 10, 1996, among the Company,
           MGM Studios, certain lenders and Morgan, as agent*
 10.2(2)  Credit Agreement, dated as of July 10, 1997, among Orion, certain lenders and Morgan Guaranty Trust Company of New York ("Morgan"), as
           agent*
 10.3(2)  Amended and Restated Credit Agreement, dated as of October 15, 1997, among the Company, MGM Studios, Orion, certain lenders, Morgan, as agent and Bank of America, as syndication agent*
 10.4(2)  Form of Modification and Cancellation Agreement, dated as of November
           5, 1997
 10.5(2)  Amended and Restated 1996 Stock Incentive Plan dated November 12,
           1997 and form of related Stock Option Agreement
 10.6(2)  Senior Management Bonus Plan dated as of November 12, 1997 and form of related Bonus Interest Agreement
 10.7(2)  Form of Amended and Restated Employment Agreement of Frank G. Mancuso
           dated as of August 4, 1997
 10.8(2)  Employment Agreement of A. Robert Pisano dated as of October 10, 1996
 10.9(2)  Employment Agreement of Michael G. Corrigan dated as of July 1, 1997
 10.10(2) Employment Agreement of David G. Johnson dated as of October 10, 1996
 10.11(2) Employment Agreement of William A. Jones dated as of October 10, 1996
 10.12(2) Indemnification Agreement dated as of October 10, 1996--Frank G.
           Mancuso
 10.13(2) Indemnification Agreement dated as of October 10, 1996--A. Robert
           Pisano
 10.14(2) Form of Indemnification Agreement dated as of July 1, 1997--Michael
           G. Corrigan
 10.15(2) Indemnification Agreement dated as of October 10, 1996--David G.
           Johnson
 10.16(2) Indemnification Agreement dated as of October 10, 1996--William A.
           Jones
 10.17(2) Indemnification Agreement dated as of October 10, 1996--James D.
           Aljian
 10.18(2) Indemnification Agreement dated as of October 10, 1996--Michael R.
           Gleason
 10.19(2) Indemnification Agreement dated as of October 10, 1996--Kirk
           Kerkorian
 10.20(2) Indemnification Agreement dated as of October 10, 1996--Kerry M.
           Stokes
 10.21(2) Indemnification Agreement dated as of October 10, 1996--Jerome B.
           York
 10.22(1) Indemnification Agreement dated as of November 7, 1997--Alex
           Yemenidjian

 EXHIBIT
 NUMBER                            DOCUMENT DESCRIPTION
 -------                           --------------------
 10.23(1) Indemnification Agreement dated as of January 28, 1998--Francis Ford
           Coppola
 10.24(2) Amended and Restated Supplemental Executive Retirement Agreement
           dated as of July 18, 1997--A. Robert Pisano
 10.25(2) Form of Amended and Restated Shareholders Agreement dated as of
           August 4, 1997
 10.26(2) Form of Amended and Restated Investors Shareholder Agreement dated as of August 4, 1997
 10.27(2) Form of Amended and Restated Stock Option Agreement between the
           Company and Tracinda
 10.28(2) Form of Amended and Restated Stock Option Agreement between the
           Company and Celsus Financial Corp.
 10.29(2) Form of Inducement Agreement dated as of November 5, 1997*
 10.30(2) Form of Investment Agreement dated November 12, 1997 between the
           Company and Tracinda
 21.1(1)  List of Subsidiaries of Metro-Goldwyn-Mayer Inc.
 27.1(1)  Financial Data Schedule

--------
 * Filed without Schedules.

(1) Filed herewith.

(2) Filed as an exhibit to the Company's Registration Statement on Form S-1, as amended (File No. 333-35411) and incorporated herein by reference.