Form 10-Q
period 1998-03-31
METRO-GOLDWYN-MAYER INC
filed 1998-05-12
CIK 1026816

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                          COMMISSION FILE NO. 0-13481

                           METRO-GOLDWYN-MAYER INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                               ----------------

                  DELAWARE                                       95-4605850
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

                 2500 BROADWAY STREET, SANTA MONICA, CA 90404
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 449-3000

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, PAR VALUE $0.01

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  The number of shares of the Registrant's common stock, $.01 par value, outstanding as of April 30, 1998 was 65,788,353.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                   METRO-GOLDWYN-MAYER INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                 MARCH 31, 1998

                                     INDEX

                                                                         PAGE NO.
                                                                         --------
                     PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
    Condensed Consolidated Balance Sheets as of March 31, 1998 and
     December 31, 1997.................................................      3
    Condensed Consolidated Statements of Operations for the Quarters
     ended March 31, 1998 and 1997.....................................      4
    Condensed Consolidated Statements of Stockholders' Equity for the
     Quarter ended March 31, 1998......................................      5
    Condensed Consolidated Statements of Cash Flows for the Quarters
     ended March 31, 1998 and 1997.....................................      6
    Notes to Condensed Consolidated Financial Statements...............      7
Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations.................................................     10
Item 3. Quantitative and Qualitative Disclosure About Market Risk......     14
                      PART II. OTHER INFORMATION
Item 1. Legal Proceedings..............................................     15
Item 2. Changes in Securities and Use of Proceeds......................     16
Item 6. Exhibits and Reports on Form 8-K...............................     16
Signatures.............................................................     17

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

                            METRO-GOLDWYN-MAYER INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
         (AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

                                                         MARCH 31,   DECEMBER 31,
                                                           1998          1997
                                                        -----------  ------------
                                                        (UNAUDITED)
                        ASSETS
                        ------
Cash and cash equivalents.............................  $   11,950    $    3,978
Accounts and contracts receivable (net of allowance
 for doubtful accounts of $29,464 and $27,603,
 respectively)........................................     280,001       285,283
Film and television costs, net........................   1,928,614     1,867,126
Investments and advances to affiliates................       8,695         9,917
Property and equipment, net...........................      33,326        32,785
Excess of cost over net assets of acquired businesses,
 net..................................................     571,957       574,795
Other assets..........................................      47,464        48,770
                                                        ----------    ----------
                                                        $2,882,007    $2,822,654
                                                        ==========    ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Liabilities:
  Bank and other debt.................................  $  993,630    $  890,508
  Accounts payable and accrued liabilities............     137,368       147,476
  Accrued participants' share.........................     215,664       216,530
  Income taxes payable................................      31,792        31,579
  Advances and deferred revenues......................     116,230       130,329
  Other liabilities...................................      26,801        27,677
                                                        ----------    ----------
Total liabilities.....................................   1,521,485     1,444,099
                                                        ----------    ----------
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value, 125,000,000
   authorized, 65,779,852 and 65,765,655 shares issued
   and outstanding....................................         658           658
  Additional paid-in capital..........................   1,505,508     1,504,850
  Deficit.............................................    (146,591)     (127,948)
  Accumulated other comprehensive income..............         947           995
                                                        ----------    ----------
Stockholders' equity..................................   1,360,522     1,378,555
                                                        ----------    ----------
                                                        $2,882,007    $2,822,654
                                                        ==========    ==========

  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                            METRO-GOLDWYN-MAYER INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                             QUARTER ENDED
                                                               MARCH 31,
                                                         ----------------------
                                                            1998        1997
                                                         ----------  ----------
Revenues...............................................  $  316,460  $  197,629
Expenses:
  Film and television production and distribution......     286,670     179,191
  General and administrative expenses..................      24,622      18,912
  Goodwill amortization................................       3,239       1,910
                                                         ----------  ----------
    Total expenses.....................................     314,531     200,013
                                                         ----------  ----------
Operating income (loss)................................       1,929      (2,384)
Other income (expense):
  Interest expense, net of amounts capitalized.........     (18,254)    (11,016)
  Interest and other income, net.......................         675       1,630
                                                         ----------  ----------
    Total other expense................................     (17,579)     (9,386)
                                                         ----------  ----------
Loss from operations before provision for income taxes.     (15,650)    (11,770)
Income tax provision...................................      (2,993)     (2,423)
                                                         ----------  ----------
Net loss...............................................  $  (18,643) $  (14,193)
                                                         ==========  ==========
Basic and diluted loss per share.......................  $    (0.28) $    (0.85)
                                                         ==========  ==========
Weighted average number of common shares outstanding...  65,771,938  16,721,842
                                                         ==========  ==========


     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                            METRO-GOLDWYN-MAYER INC.

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE DATA)
                                  (UNAUDITED)

                            COMMON STOCK
                          ----------------   ADD'L               ACCUM. OTHER      TOTAL
                            NO. OF    PAR   PAID-IN              COMPREHENSIVE STOCKHOLDERS'
                            SHARES   VALUE  CAPITAL    DEFICIT      INCOME        EQUITY
                          ---------- ----- ---------- ---------  ------------- -------------
BALANCE DECEMBER 31,
 1997 ..................  65,765,655 $658  $1,504,850 $(127,948)     $995       $1,378,555
Issuance of common
 stock..................      14,197  --          274       --        --               274
Amortization of deferred
 stock compensation.....         --   --          384       --        --               384
Foreign currency
 translation adjustment.         --   --          --        --        (48)             (48)
Net loss................         --   --          --    (18,643)      --           (18,643)
                          ---------- ----  ---------- ---------      ----       ----------
BALANCE MARCH 31, 1998..  65,779,852 $658  $1,505,508 $(146,591)     $947       $1,360,522
                          ========== ====  ========== =========      ====       ==========



  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                            METRO-GOLDWYN-MAYER INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                              QUARTER ENDED
                                                                MARCH 31,
                                                            -------------------
                                                              1998       1997
                                                            ---------  --------
Net cash provided by operating activities.................  $ 152,528  $ 68,845
                                                            ---------  --------
Investing activities:
  Additions to film costs, net............................   (241,299)  (76,089)
  Additions to property and equipment.....................     (2,384)     (961)
  Other investing activities..............................     (3,808)     (562)
                                                            ---------  --------
  Net cash used in investing activities...................   (247,491)  (77,612)
                                                            ---------  --------
Financing activities:
  Proceeds from issuance of preferred and common stock....        --      1,538
  Net bank advances ......................................    103,117    24,714
                                                            ---------  --------
  Net cash provided by financing activities...............    103,117    26,252
                                                            ---------  --------
Net change in cash and cash equivalents from operating,
 investing and financing activities.......................      8,154    17,485
Net decrease in cash due to foreign currency fluctuations.       (182)     (419)
                                                            ---------  --------
Net change in cash and cash equivalents...................      7,972    17,066
Cash and cash equivalents at beginning of the period......      3,978    16,381
                                                            ---------  --------
Cash and cash equivalents at end of the period............  $  11,950  $ 33,447
                                                            =========  ========


  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                           METRO-GOLDWYN-MAYER INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1998

NOTE 1--BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements include the accounts of Metro-Goldwyn-Mayer Inc. ("MGM"), Metro-Goldwyn-Mayer Studios Inc. and its majority owned subsidiaries ("MGM Studios") and Orion Pictures Corporation and its majority owned subsidiaries ("Orion") (collectively, unless the context indicates otherwise, the "Company"). MGM is a Delaware corporation that was formed on July 10, 1996 specifically to acquire MGM Studios, and is majority owned by an investor group comprised of Tracinda Corporation ("Tracinda"), Seven Network Limited ("Seven") and certain executive officers of the Company. The acquisition of MGM Studios by MGM was completed on October 10, 1996, at which time MGM commenced principal operations. The acquisition of Orion was completed on July 10, 1997 (see Note
2). Prior to its acquisition by MGM, MGM Studios was wholly owned by MGM Group Holdings Corporation, an indirect wholly owned subsidiary of Consortium de Realisation ("CDR"). CDR is a wholly owned subsidiary of Credit Lyonnais S.A. and is controlled by the French State.

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-Q related to interim period financial statements. Accordingly, these condensed consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The Company's condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K"). As permitted by Statement of Financial Accounting Standards ("SFAS") No. 53, "Financial Reporting by Producers and Distributors of Motion Pictures," the Company has presented unclassified condensed consolidated balance sheets.

NOTE 2--ACQUISITION OF ORION

  On July 10, 1997, the Company acquired all the outstanding common stock of Orion for an aggregate purchase price of $573,000,000 (the "Orion Acquisition"). The pro forma results of operations set forth below for the quarter ended March 31, 1997 are stated as if the Orion Acquisition, the conversion of the Company's Series A Cumulative Convertible Preferred Stock (the "Preferred Stock") into the Company's common stock and the 41.667 for 1 stock split (see Note 5) had occurred at the beginning of the period (in thousands, except share and per share data):

                                                                  QUARTER ENDED
                                                                  MARCH 31, 1997
                                                                  --------------
     Revenues....................................................   $  225,049
     Operating loss..............................................   $   (2,847)
     Net loss....................................................   $  (21,224)
     Pro forma loss per share....................................   $     (.40)
     Pro forma weighted average shares...........................   52,597,362

                           METRO-GOLDWYN-MAYER INC.

NOTE 3--FILM AND TELEVISION COSTS

  Film and television costs, net of amortization, are summarized as follows (in thousands):

                                                         MARCH 31,  DECEMBER 31,
                                                            1998        1997
                                                         ---------- ------------
   Theatrical productions:
     Released........................................... $1,376,395  $1,418,446
     Completed not released.............................     61,099       7,662
     In process and development.........................    178,248     174,386
   Television programming...............................    312,872     266,632
                                                         ----------  ----------
                                                         $1,928,614  $1,867,126
                                                         ==========  ==========

  Interest costs capitalized to theatrical productions were $3,165,000 and $1,076,000 during the quarters ended March 31, 1998 and 1997, respectively.

NOTE 4--BANK AND OTHER DEBT

  Bank and other debt is summarized as follows (in thousands):

                                                            MARCH   DECEMBER 31,
                                                           31, 1998     1997
                                                           -------- ------------
   Revolving Facility..................................... $278,000   $175,000
   Term Loans.............................................  700,000    700,000
   Capitalized lease obligations and other borrowings.....   15,630     15,508
                                                           --------   --------
                                                           $993,630   $890,508
                                                           ========   ========

  On October 15, 1997, the Company entered into an amended and restated credit facility with a syndicate of banks (the "Amended Credit Facility") aggregating $1.3 billion consisting of a six year $600 million revolving credit facility (the "Revolving Facility"), a $400 million seven and one-half year term loan ("Tranche A Loan") and a $300 million eight and one-half year term loan ("Tranche B Loan" and, collectively with the Tranche A Loan, the "Term Loans"). The Amended Credit Facility contains provisions allowing, with the consent of the requisite lenders and subject to syndication thereof, for an additional $200 million tranche, raising the potential amount of Amended Credit Facility to $1.5 billion. The Revolving Facility and the Tranche A Loan bear interest at 2.25 percent over the Adjusted LIBOR rate, as defined (7.96 percent at March 31, 1998). The Tranche B Loan bears interest at 2.50 percent over the Adjusted LIBOR rate (8.21 percent at March 31, 1998). Scheduled amortization of the Term Loans under the Amended Credit Facility commences with $33 million in 2001, $73 million in 2002, $103 million in 2003, $103 million in 2004 and $103 million in 2005, with the remaining balance due at maturity. The Revolving Facility matures in October 2003, subject to extension under certain conditions.

  The Company has entered into three year fixed interest rate swap contracts in relation to a portion of the Term Loans for a notional value of $500,000,000 at an average rate of 8.6 percent, which expire in November 2000.

                           METRO-GOLDWYN-MAYER INC.

  The Company's borrowings under the Amended Credit Facility are secured by substantially all the assets of the Company. The Amended Credit Facility contains various covenants including limitations on dividends, capital expenditures and indebtedness, and the maintenance of certain financial ratios.

NOTE 5--RECAPITALIZATION

  On November 18, 1997, the Company consummated a recapitalization pursuant to which the Company (i) converted each share of Preferred Stock into one share of common stock, $.01 par value per share, of the Company ("Common Stock"),
(ii) effected a 41.667 for 1 stock split and (iii) increased the number of authorized shares of Common Stock from 50,000,000 to 125,000,000. Share and per share information for the quarter ended March 31, 1997 have been retroactively restated to reflect this recapitalization.

  On November 18, 1997, the Company completed the issuance and sale of 9,000,000 new shares of Common Stock at a price per share of $20, less an underwriting discount and offering expenses, for net proceeds of $165,000,000, in an initial public offering (the "Offering"). Concurrent with the consummation of the Offering, Tracinda purchased directly from the Company 3,978,780 shares of Common Stock, at a price per share of $20 less an amount equal to the underwriting discount per share for shares issued in the Offering, for net proceeds of $75,000,000 (the "Tracinda Purchase"). Subsequently, $190,000,000 of the net proceeds of the Offering and the Tracinda Purchase were used to repay existing bank debt and the remaining net proceeds were retained and used for working capital purposes.

  Basic earnings per share for the quarter ending March 31, 1997 decreased by $0.47 per share due to the adoption of SFAS No. 128, "Earnings Per Share," effective for the year ending December 31, 1997. Dilutive securities of 217,492 and 21,104,455 shares are not included in the calculation of diluted earnings per share in the quarters ending March 31, 1998 and 1997, respectively, because they are antidilutive.

NOTE 6--COMMITMENTS AND CONTINGENCIES

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

NOTE 7--SUPPLEMENTARY CASH FLOW INFORMATION

  The Company paid interest, net of capitalized interest, of $11,510,000 and $7,049,000 during the quarters ended March 31, 1998 and 1997, respectively. The Company paid income taxes of $1,283,000 during the quarter ended March 31, 1998, and received foreign remittance tax refunds of $1,703,000 during the quarter ended March 31, 1997, respectively.

  During the quarter ended March 31, 1998, the Company contributed 14,197 shares of common stock valued at $274,000 to the Company's 401-k Savings Plan.

                           METRO-GOLDWYN-MAYER INC.

NOTE 8--COMPREHENSIVE INCOME (LOSS)

  In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income (loss) for the quarters ended March 31, 1998 and 1997 are as follows (in thousands):

                                                              QUARTER ENDED
                                                                MARCH 31,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
     Foreign currency translation adjustment............... $    (48) $    147
     Net loss..............................................  (18,643)  (14,193)
                                                            --------  --------
                                                            $(18,691) $(14,046)
                                                            ========  ========

  Accumulated other comprehensive income for the quarter ended March 31, 1997 consisted of a cumulative foreign currency translation adjustment of $1,292,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Information in this Item 2 and elsewhere herein include forward-looking statements. Generally, the words "believes," "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue" and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update publicly any revisions to these forward-looking statements.

  The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes thereto and other financial information contained elsewhere in this Form 10-Q, as well as the Company's Audited Financial Statements included in the 1997 Form 10-K.

GENERAL

  The Company is engaged primarily in the development, production and worldwide distribution of theatrical motion pictures and television programming.

  The commercial potential of individual motion pictures and television programming varies dramatically, and does not directly correlate with production or acquisition costs. Therefore, it is difficult to predict or project a trend of the Company's income or loss. However, the likelihood of the Company reporting losses, particularly in the year of a motion picture's release, is increased by the industry's method of accounting which requires the immediate recognition of the entire loss (through increased amortization) in instances where it is estimated the ultimate revenues of a motion picture or television program will not recover the Company's costs. On the other hand, the profit of a profitable motion picture or television program must be deferred and recognized over the entire revenue stream generated by that motion picture or television program. This method of accounting may also result in significant fluctuations in reported income or loss, particularly on a quarterly basis, depending on the Company's release schedule and the relative performance of individual motion pictures or television programs. As a result of the lack of movie production and distribution during the period from January 1996 (when CDR announced its intention to sell MGM Studios) through the sale of MGM Studios on October 10, 1996, the Company expects to experience lower revenues for at least the next two years, and thus the fluctuations caused by this accounting method may have a greater impact than otherwise might be the case. For films released by the Company since January 1994 which resulted in feature film write-downs in the period of initial release, subsequent performance as it relates to this group of films has not resulted in additional material write-downs.

RESULTS OF OPERATIONS

 Quarters Ended March 31, 1998 and 1997

  The following table sets forth EBITDA (defined as operating income (loss) before depreciation and non-film amortization principally of goodwill related to business combinations) for the quarters ended March 31, 1998 (the "1998 Quarter") and March 31, 1997 (the "1997 Quarter"). Prior year results are not comparable to results in the current period due to the Orion Acquisition on July 10, 1997. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to, operating income, net earnings, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles. EBITDA does not reflect cash necessary or available to fund cash requirements, and the items excluded from EBITDA, such as depreciation and non-film amortization, are significant components in assessing the Company's financial performance. Other significant uses of cash flows are required before cash will be available to the Company, including debt service, taxes and cash expenditures for various long-term assets. The Company's calculation of EBITDA may be different from the calculation used by other companies and, therefore, compatibility may be limited.

                                                              QUARTER ENDED
                                                                MARCH 31,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
                                                               (AMOUNTS IN
                                                               THOUSANDS)
Revenues:
  Feature films............................................ $254,137  $167,948
  Television programs......................................   58,746    27,780
  Other....................................................    3,577     1,901
                                                            --------  --------
    Total revenues......................................... $316,460  $197,629
                                                            ========  ========
EBITDA:
  Feature films............................................ $ 33,056  $ 26,006
  Television programs......................................    4,845    (1,872)
  Other....................................................   (8,111)   (5,696)
                                                            --------  --------
  EBITDA before general and administration expenses........   29,790    18,438
  General and administration expenses......................  (22,648)  (17,312)
                                                            --------  --------
    EBITDA.................................................    7,142     1,126
Depreciation and non-film amortization.....................   (5,213)   (3,510)
                                                            --------  --------
Operating income (loss)....................................    1,929    (2,384)
Interest expense, net of amounts capitalized...............  (18,254)  (11,016)
Interest and other income, net.............................      675     1,630
                                                            --------  --------
Loss before provision for income taxes.....................  (15,650)  (11,770)
Income tax provision.......................................   (2,993)   (2,423)
                                                            --------  --------
Net loss................................................... $(18,643) $(14,193)
                                                            ========  ========

  Feature Films. Feature film revenues increased by $86.2 million, or 51 percent, to $254.1 million in the 1998 Quarter compared to the 1997 Quarter. Explanations for the increase in revenues are discussed in the following paragraphs.

  Worldwide theatrical revenues increased by $103.3 million to $112.8 million in the 1998 Quarter due to significant worldwide theatrical revenues earned by Tomorrow Never Dies, which was initially released in December 1997, and The Man In The Iron Mask, which was successfully released in March 1998. There were no comparably performing films released in the 1997 Quarter. Overall, in the 1998 Quarter the Company released four new feature films domestically and one new film internationally, as compared to two films released domestically and no new films in initial release internationally in the 1997 Quarter.

  Worldwide home video revenues decreased by $26.3 million, or 23 percent, to $86.7 million in the 1998 Quarter, which included the release in the domestic rental market of Hoodlum, Gang Related, Ulee's Gold and Eight Heads In A Duffel Bag, as compared to the releases of Kingpin and Fled in the domestic rental market in the 1997 Quarter as well as the sell-through release of The Birdcage. The majority of the decrease in home video revenues was due to lower international home video revenues earned in the 1998 Quarter than in the 1997 Quarter. The 1997 Quarter included significant international revenues from GoldenEye, Get Shorty and The Birdcage, among others. There were no comparable international home video releases in the 1998 Quarter.

  Worldwide pay television revenues increased by $3.3 million, or 17 percent, to $22.8 million in the 1998 Quarter, primarily due to revenues from the distribution of the Orion film library which did not contribute to operating results in the 1997 Quarter as it was not acquired by the Company until July 10, 1997. Network television revenues decreased by $3.7 million, or 51 percent, to $3.5 million in the 1998 Quarter, principally due to the delivery of only one new film, Species, to network television in the 1998 Quarter as compared to three films delivered in the 1997 Quarter. Worldwide syndicated television revenues increased by $6.8 million, or 37 percent, to $25.5 million in the 1998 Quarter principally due to syndication revenues of $6.0 million contributed by the Orion film library in the period, as well as higher international syndication license fees realized primarily for Rob Roy, Tank Girl and Speechless, among others.

  Other operating income increased $2.8 million in the 1998 Quarter due to miscellaneous rebates and other income collected in the period.

  EBITDA from feature films increased by $7.1 million, or 27 percent, to $33.1 million in the 1998 Quarter as compared to the 1997 Quarter. Operating results in the 1998 Quarter reflect the successful releases Tomorrow Never Dies and The Man In The Iron Mask, partially offset by feature film write-downs on certain other current period releases of $2.8 million. There were no feature film write-downs in the 1997 Quarter.

  Television Programming. Television programming revenues increased by $31.0 million, or 111 percent, to $58.7 million in the 1998 Quarter as compared to the 1997 Quarter. Network television revenues were $14.1 million in the 1998 Quarter, consisting of the new series The Magnificent Seven. There were no series on network television in the 1997 Quarter. Worldwide pay television revenues increased by $0.4 million, or 4 percent, to $9.6 million in the 1998 Quarter, which included three series in broadcast on domestic pay television, The Outer Limits, Poltergeist and Stargate SG-1, as compared to The Outer Limits, Poltergeist and one television movie in the 1997 Quarter. Worldwide syndicated television revenues increased by $6.7 million, or 44 percent, to $21.8 million in the 1998 Quarter, primarily due to the addition of the new series Fame LA in worldwide syndication. Worldwide home video revenues with respect to television programming increased by $2.9 million, or 100 percent, to $5.7 million in the 1998 Quarter due to the release of Garth Brooks Live In Concert in the period. The remaining television programming revenue increase of $7.2 million principally related to a payment received from a third party for the remake rights to Hollywood Squares.

  EBITDA from television programming was a profit of $4.8 million in the 1998 Quarter as compared to a loss of $1.9 million in the 1997 Quarter. The increase in profits in the 1998 Quarter was principally a result of the aforementioned increase in revenues and the receipt of the remake rights payment for Hollywood Squares, partially offset by write-downs of $4.5 million on certain television programming released in the period.

  Other. Other revenues include distribution of consumer products, interactive media and branded programming services, all of which constitute emerging businesses for the Company with relatively limited current operations. EBITDA from other businesses was a loss of $8.1 million in the 1998 Quarter as compared to a loss of $5.7 million in the 1997 Quarter. Operating results in the 1998 Quarter include interactive product and development costs of $4.4 million, as compared to similar costs of only $2.8 million in the 1997 Quarter. In addition, the 1998 Quarter includes aggregate losses of $3.1 million on the Company's investment in MGM Gold (Asia), a satellite and cable delivered channel based in Asia in which the Company holds a 50 percent equity interest, and the Company's newly launched service MGM Gold (Brazil), as compared to $2.9 million for such start-up losses in the 1997 Quarter. The Asian channel service was terminated in April 1998. Related termination costs are not expected to be significant.

  General and Administration Expenses. General and administration expenses, excluding depreciation expense, increased by $5.3 million, or 31 percent, to $22.6 million in the 1998 Quarter as compared to the 1997 Quarter, primarily due to the Orion Acquisition resulting in additional overhead charges of $1.2 million in the 1998 Quarter with no corresponding charge in the 1997 Quarter as Orion was not acquired by the Company until July 10, 1997, and increased legal fees of $3.5 million related to ongoing litigation.

  Depreciation and Non-Film Amortization. Depreciation and non-film amortization increased by $1.7 million, or 49 percent, to $5.2 million in the 1998 Quarter as compared to the 1997 Quarter as a result of higher goodwill due to the Orion Acquisition.

  Interest Expense, Net of Amounts Capitalized. Net interest expense increased by $7.2 million, or 66 percent, to $18.3 million in the 1998 Quarter as compared to the 1997 Quarter, primarily due to higher debt levels associated with the financing of the Orion Acquisition, as well as borrowings for increased production and operating activities.

  Income Tax Provision. The income tax provisions of $3.0 million in the 1998 Quarter and $2.4 million in the 1997 Quarter primarily reflect foreign remittance taxes attributable to international distribution revenues.

LIQUIDITY AND CAPITAL RESOURCES

  In recent years the Company has funded its operations primarily from internally generated funds, bank borrowings and proceeds from the sales of equity securities. The Company is currently operating under a business plan which calls for substantial continued borrowings, primarily to fund film and television production. Pursuant to such plan, the Company's investment in film and television production and distribution in the 1998 Quarter increased to $286.7 million from $179.2 million in the 1997 Quarter.

  On October 15, 1997, the Company and its principal lenders entered into the Amended Credit Facility aggregating $1.3 billion consisting of the Revolving Facility, the Tranche A Loan and the Tranche B Loan. The Amended Credit Facility also contains provisions allowing, with the consent of the requisite lenders and subject to syndication thereof, for an additional $200 million tranche, raising the potential amount of the Amended Credit facility to $1.5 billion. As of March 31, 1998, The Company had $322 million available under the Amended Credit Facility to fund the ongoing operating activities of the Company. The Revolving Facility and Tranche A Loan bear interest at 2.25 percent over the Adjusted LIBOR rate, as defined, and the Tranche B Loan bears interest at 2.50 percent over the Adjusted LIBOR rate. The Company has entered into three year fixed interest rate swap contracts in relation to a portion of the Term Loans for a notional value of $500 million at an average rate of 8.6 percent, which expire in November 2000. Scheduled amortization of the Term Loans under the Amended Credit Facility commences with $33 million in 2001, $73 million in 2002, $103 million in 2003, $103 million in 2004, and $103 million in 2005, with the remaining balance at maturity. The revolving facility portion of the Amended Credit Facility matures in October 2003, subject to extension under certain conditions.

The Amended Credit Facility contains various covenants, including limitations on indebtedness, dividends and capital expenditures and maintenance of certain financial ratios.

  The Company's strategy and business plans contemplate substantial on-going investments in the production of new feature films and television programs. In addition, the Company plans to continue to make investments or enter into joint ventures to develop new distribution channels to further exploit the Company's motion picture and television library (the "Library"). The Company may also make strategic acquisitions, including acquisitions to obtain such distribution channels or to further expand the Library, and may enter into other joint ventures, including ventures to produce motion pictures. The nature and extent of such additional investments (including potential acquisitions and joint ventures) are dependent upon the future evaluation of the specific strategic and economic factors underlying such opportunities.

  The Company believes that the available credit under the Amended Credit Facility should be sufficient to meet the Company's current obligations and commitments and will enable the Company to continue to conduct its operations in accordance with its current business plan, although no assurance can be given in that regard. The Company may need to seek other sources of financing in order to complete any future acquisitions. Even if the Company does not consummate any acquisitions, in order to take advantage of opportunities in the capital markets, the Company may from time to time seek additional financing. No assurance can be given that such other sources will be available or on terms acceptable to the Company.

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

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  On November 17, 1997, the Company and Danjaq, LLC ("Danjaq") filed an action in federal court in Los Angeles against Sony Corporation, Sony Pictures Entertainment Inc., Columbia Pictures Industries, Inc. ("Columbia"), John Calley, Kevin McClory and Spectre Associates, Inc. seeking declaratory and injunctive relief and/or damages for copyright infringement, trademark dilution, slander of title, unfair competition, inducing breach of contract and breach of fiduciary duties, and misappropriation of trade secrets, based on Sony's publicized assertion on October 13, 1997 that it had the right (together with Mr. McClory) to create its own James Bond film franchise. The complaint seeks various forms of legal relief based on the Company's position that the defendants do not have any legal right to produce or distribute a franchise of James Bond films, or any James Bond films, in the United States. On January 23, 1998, the Company and Danjaq filed an amended complaint adding claims for trademark infringement, federal unfair competition and California trademark dilution. The Company and Danjaq contend not only that Mr. McClory's rights were limited to remaking Thunderball but that even those rights have expired under U.S. law pursuant to the doctrine of Stewart v. Abend, 495 U.S. 207 (1990) and that Mr. McClory's rights have been recently acquired by Danjaq. They also contend that Mr. Calley misappropriated trade secret information about the James Bond franchise when he left United Artists Pictures, a wholly owned subsidiary of the Company, for Sony. On February 12, 1998, Sony Pictures Entertainment Inc. and Columbia filed an answer and counterclaim asserting, among other things, that Mr. McClory owns the rights to materials he claims were the genesis of the cinematic James Bond, and that Sony is the assignee of those rights and that they are therefore owed an accounting of profits on all James Bond films Danjaq and the Company have produced and marketed in the United States. Mr. McClory answered the complaint on March 19, 1998, asserting contentions similar to Sony's. On April 10, 1998, the Company and Danjaq filed a motion to dismiss a portion of one of Sony's claims for relief, the Third Claim For Relief seeking an accounting of the Company's and Danjaq's profits in exploiting the James Bond franchise. While that motion was pending, but before it was heard, Sony Pictures Entertainment Inc. and Columbia on May 1, 1998 filed a First Amended Counterclaim making certain modifications to their claims, including a modification to the Third Claim For Relief so that it no longer seeks an accounting but instead seeks damages for copyright infringement. Discovery is ongoing in the case. Trial has been set for December 15, 1998.

  The Company intends vigorously to assert both substantive and procedural defenses to all of Sony's claims and to pursue its own remedies fully. The Company believes that a remake of Thunderball by Mr. McClory, Sony or others would not have a material adverse effect on the Company's business or results of operations. However, a determination that Mr. McClory, Sony or others have broader rights to produce or exploit other films, television programs or other similar programs that are based, in whole or in part, on the James Bond character, or that such persons are entitled to copyright damages from the Company, could have a material adverse effect on the Company's business and results of operations. For background about the James Bond franchise, refer to the discussion contained in the Company's 1997 Form 10-K.

  In the two consolidated litigations entitled Turner Broadcasting System, Inc., ("Turner") et al. vs. Tracinda Corporation and Turner Broadcasting System, Inc., et al. vs. Metro-Goldwyn-Mayer Inc., (Base File CV-S-97-415), on April 24, 1998 the Company moved to dismiss the Amended Complaint against it on jurisdictional grounds. In such litigation, MGM Studios, as successor in interest to United Artists Corporation, and Tracinda are defendants in consolidated actions in the United States District Court for the District of Nevada. Turner alleges that, as a result of Turner's 1986 acquisition of a predecessor in interest to MGM Studios and related transactions, there was a $260 million tax loss and that the defendants are contractually obligated to pay over to Turner any resulting tax benefits attributable to that loss that Tracinda has received or will be allowed. The Company has not claimed and will not receive any such tax benefits. The Internal Revenue Service has disallowed both Turner's and Tracinda's tax claims, which are now pending in the United States Tax Court. Based upon information to date, the Company's management believes that it is unlikely that the Turner litigation will have a material adverse effect on the Company's financial condition or results of operations.

  Reference is made to the Company's 1997 Form 10-K for a description of other pending legal proceedings involving the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  During the quarter ended March 31, 1998, the Company contributed an aggregate of 14,197 shares of unregistered Common Stock valued at $274,000 as its matching contribution to the MGM Savings Plan. Registration for such shares was not required because the transaction did not constitute a "sale" under Section 2(3) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

   27.1 Financial Data Schedule

  (b) Reports on Form 8-K

  A Current Report on Form 8-K dated February 6, 1998 was filed by the Registrant pursuant to Section 13 of the Securities Exchange Act of 1934, reporting under Item 5 thereto with respect to the possibility that the exemption from the application of Article 85(1) of the Treaty of Rome with respect to United International Pictures theatrical distribution activities within the European Union may not be extended.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          METRO-GOLDWYN-MAYER INC.

                                                 /s/ Frank G. Mancuso
May 12, 1998                              By: _________________________________
                                                      Frank G. Mancuso
                                                  Chairman of the Board of
                                                          Directors
                                                and Chief Executive Officer

                                                /s/ Michael G. Corrigan
May 12, 1998                              By: _________________________________
                                                    Michael G. Corrigan
                                              Senior Executive Vice President
                                                and Chief Financial Officer