Form 10-Q
period 1998-06-30
METRO-GOLDWYN-MAYER INC
filed 1998-08-05
CIK 1026816

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                          COMMISSION FILE NO. 0-13481

                               ----------------

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

                               ----------------

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 449-3000

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, PAR VALUE $0.01

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

  The number of shares of the Registrant's common stock, $.01 par value, outstanding as of July 31, 1998 was 65,803,185.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                   METRO-GOLDWYN-MAYER INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                 JUNE 30, 1998

                                     INDEX

                                                                            PAGE
                                                                            NO.
                                                                            ----
 PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets as of June 30, 1998
           (unaudited) and December 31, 1997.............................     1

          Condensed Consolidated Statements of Operations for the
           Quarters and Six Months ended June 30, 1998 and 1997
           (unaudited)...................................................     2

          Condensed Consolidated Statements of Stockholders' Equity for
           the Six Months ended June 30, 1998 (unaudited)................     3

          Condensed Consolidated Statements of Cash Flows for the Six
           Months ended June 30, 1998 and 1997 (unaudited)...............     4

          Notes to Condensed Consolidated Financial Statements...........     5

 Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................     9

 Item 3.  Quantitative and Qualitative Disclosure About Market Risk......    16

 PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings..............................................    17

 Item 2.  Changes in Securities and Use of Proceeds......................    17

 Item 4.  Submission of Matters to a Vote of Security Holders............    18

 Item 5.  Other Information..............................................    19

 Item 6.  Exhibits and Reports on Form 8-K...............................    19

 Signatures...............................................................   20

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

                            METRO-GOLDWYN-MAYER INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                         JUNE 30,    DECEMBER 31,
                                                           1998          1997
                                                        -----------  ------------
                                                        (UNAUDITED)
                        ASSETS
                        ------
Cash and cash equivalents.............................  $   23,512    $    3,978
Accounts and contracts receivable (net of allowance
 for doubtful accounts of $28,010 and $27,603,
 respectively)........................................     258,825       285,283
Film and television costs, net........................   1,993,093     1,867,126
Investments and advances to affiliates................      15,819         9,917
Property and equipment, net...........................      36,154        32,785
Excess of cost over net assets of acquired businesses,
 net..................................................     568,274       574,795
Other assets..........................................      52,139        48,770
                                                        ----------    ----------
                                                        $2,947,816    $2,822,654
                                                        ==========    ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Liabilities:
  Bank and other debt.................................  $1,158,304    $  890,508
  Accounts payable and accrued liabilities............     100,762       147,476
  Accrued participants' share.........................     211,980       216,530
  Income taxes payable................................      33,268        31,579
  Advances and deferred revenues......................     111,354       130,329
  Other liabilities...................................      25,849        27,677
                                                        ----------    ----------
    Total liabilities.................................   1,641,517     1,444,099
                                                        ----------    ----------
Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value, 125,000,000 shares
   authorized, 65,797,840 and 65,765,655 shares issued
   and outstanding....................................         658           658
  Additional paid-in capital..........................   1,506,315     1,504,850
  Deficit.............................................    (201,585)     (127,948)
  Accumulated other comprehensive income..............         911           995
                                                        ----------    ----------
    Stockholders' equity..............................   1,306,299     1,378,555
                                                        ----------    ----------
                                                        $2,947,816    $2,822,654
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

                            METRO-GOLDWYN-MAYER INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                      SIX MONTHS    SIX MONTHS
                         QUARTER ENDED QUARTER ENDED     ENDED         ENDED
                         JUNE 30, 1998 JUNE 30, 1997 JUNE 30, 1998 JUNE 30, 1997
                         ------------- ------------- ------------- -------------
Revenues................  $  281,201    $  153,385    $  597,661    $  351,014
Expenses:
  Film and television
   production and
   distribution.........     285,110       138,721       571,780       317,912
  General corporate
   administrative
   expenses.............      26,029        16,228        50,651        35,140
  Goodwill amortization.       3,683         1,911         6,922         3,821
                          ----------    ----------    ----------    ----------
    Total expenses......     314,822       156,860       629,353       356,873
                          ----------    ----------    ----------    ----------
Operating loss..........     (33,621)       (3,475)      (31,692)       (5,859)
Other income (expense):
  Interest expense, net
   of amounts
   capitalized..........     (20,174)       (9,583)      (38,428)      (20,599)
  Interest and other
   income (expense),
   net..................       1,070          (242)        1,745         1,388
                          ----------    ----------    ----------    ----------
    Total other expense.     (19,104)       (9,825)      (36,683)      (19,211)
                          ----------    ----------    ----------    ----------
Loss from operations
 before provision
 for income taxes.......     (52,725)      (13,300)      (68,375)      (25,070)
Income tax provision....      (2,269)       (1,512)       (5,262)       (3,935)
                          ----------    ----------    ----------    ----------
Net loss................  $  (54,994)   $  (14,812)   $  (73,637)   $  (29,005)
                          ==========    ==========    ==========    ==========
Basic and diluted loss
 per share..............  $    (0.84)   $    (0.88)   $    (1.12)   $    (1.73)
                          ==========    ==========    ==========    ==========
Weighted average number
 of common shares
 outstanding............  65,790,698    16,810,509    65,781,329    16,766,426
                          ==========    ==========    ==========    ==========



     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                            METRO-GOLDWYN-MAYER INC

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                            COMMON STOCK
                          ----------------   ADD'L               ACCUM. OTHER      TOTAL
                            NO. OF    PAR   PAID-IN              COMPREHENSIVE STOCKHOLDERS'
                            SHARES   VALUE  CAPITAL    DEFICIT      INCOME        EQUITY
                          ---------- ----- ---------- ---------  ------------- -------------
BALANCE DECEMBER 31,
 1997...................  65,765,655 $658  $1,504,850 $(127,948)     $995       $1,378,555
Issuance of common
 stock..................      32,185  --          695       --        --               695
Amortization of deferred
 stock compensation.....         --   --          770       --        --               770
Foreign currency
 translation adjustment.         --   --          --        --        (84)             (84)
Net loss................         --   --          --    (73,637)      --           (73,637)
                          ---------- ----  ---------- ---------      ----       ----------
BALANCE JUNE 30, 1998...  65,797,840 $658  $1,506,315 $(201,585)     $911       $1,306,299
                          ========== ====  ========== =========      ====       ==========





     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                            METRO-GOLDWYN-MAYER INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                            SIX MONTHS  SIX MONTHS
                                                            ENDED JUNE  ENDED JUNE
                                                             30, 1998    30, 1997
                                                            ----------  ----------
Net cash provided by operating activities.................  $ 247,213   $ 160,056
                                                            ---------   ---------
Investing activities:
  Additions to film costs, net............................   (477,558)   (269,722)
  Additions to property and equipment.....................     (7,119)     (5,294)
  Other investing activities..............................    (10,672)     (5,588)
                                                            ---------   ---------
  Net cash used in investing activities...................   (495,349)   (280,604)
                                                            ---------   ---------
Financing activities:
  Proceeds from issuance of preferred and common stock....        --        2,847
  Net bank advances.......................................    267,794     121,831
                                                            ---------   ---------
  Net cash provided by financing activities...............    267,794     124,678
                                                            ---------   ---------
Net change in cash and cash equivalents from operating,
 investing and financing activities.......................     19,658       4,130
Net decrease in cash due to foreign currency fluctuations.       (124)       (256)
                                                            ---------   ---------
Net change in cash and cash equivalents...................     19,534       3,874
Cash and cash equivalents at beginning of the period......      3,978      16,381
                                                            ---------   ---------
Cash and cash equivalents at end of the period............  $  23,512   $  20,255
                                                            =========   =========



  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                           METRO-GOLDWYN-MAYER INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998

NOTE 1--BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements include the accounts of Metro-Goldwyn-Mayer Inc. ("MGM"), Metro-Goldwyn-Mayer Studios Inc. and its majority owned subsidiaries ("MGM Studios") and Orion Pictures Corporation and its majority owned subsidiaries ("Orion") (collectively, the "Company"). MGM is a Delaware corporation that was formed on July 10, 1996 specifically to acquire MGM Studios, and is majority owned by an investor group comprised of Tracinda Corporation ("Tracinda"), Seven Network Limited ("Seven") and certain executive officers of the Company. The acquisition of MGM Studios by MGM was completed on October 10, 1996, at which time MGM commenced principal operations. The acquisition of Orion was completed on July 10, 1997 (see Note 2 ). Prior to its acquisition by MGM, MGM Studios was wholly owned by MGM Group Holdings Corporation, an indirect wholly owned subsidiary of Consortium de Realisation ("CDR"). CDR is a wholly owned subsidiary of Credit Lyonnais S.A. and is controlled by the French State.

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-Q related to interim period financial statements. Accordingly, these condensed consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The Company's condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997. As permitted by Statement of Financial Accounting Standards ("SFAS") No. 53, "Financial Reporting by Producers and Distributors of Motion Pictures," the Company has presented unclassified condensed consolidated balance sheets.

NOTE 2--ACQUISITION OF ORION

  On July 10, 1997, the Company acquired all the outstanding common stock of Orion for an aggregate purchase price of $573,000,000 (the "Orion Acquisition"). The pro forma results of operations set forth below for the six months ended June 30, 1997 are stated as if the Orion Acquisition, the conversion of the Company's Series A Cumulative Convertible Preferred Stock (the "Preferred Stock") into the Company's common stock and the 41.667 stock split (see Note 5) had occurred at the beginning of the period (in thousands, except share and per share data):

                                                                SIX MONTHS ENDED
                                                                 JUNE 30, 1997
                                                                ----------------
                                                                  (UNAUDITED)
     Revenues..................................................   $   413,131
     Operating loss............................................   $   (23,567)
     Net loss..................................................   $   (62,911)
     Pro forma loss per share..................................   $     (1.20)
     Pro forma weighted average shares.........................    52,643,546

                           METRO-GOLDWYN-MAYER INC.

NOTE 3--FILM AND TELEVISION COSTS

  Film and television costs, net of amortization, are summarized as follows (in thousands):

                                                          JUNE 30,  DECEMBER 31,
                                                            1998        1997
                                                         ---------- ------------
     Theatrical productions:
       Released......................................... $1,408,396  $1,418,446
       Completed not released...........................     16,940       7,662
       In process and development.......................    287,322     174,386
     Television programming.............................    280,435     266,632
                                                         ----------  ----------
                                                         $1,993,093  $1,867,126
                                                         ==========  ==========

  Interest costs capitalized to theatrical productions were $4,152,000 and $7,317,000 during the quarter and six months ended June 30, 1998, and $3,165,000 and $4,241,000 during the quarter and six months ended June 30, 1997, respectively.

NOTE 4--BANK AND OTHER DEBT

  Bank and other debt is summarized as follows (in thousands):

                                                         JUNE 30,  DECEMBER 31,
                                                           1998        1997
                                                        ---------- ------------
     Revolving Facility................................ $  445,000   $175,000
     Term Loans........................................    700,000    700,000
     Capitalized lease obligations and other
      borrowings.......................................     13,304     15,508
                                                        ----------   --------
                                                        $1,158,304   $890,508
                                                        ==========   ========

  On October 15, 1997, the Company entered into an amended and restated credit facility with a syndicate of banks aggregating $1.3 billion (the "Amended Credit Facility") consisting of a six year $600 million revolving credit facility (the "Revolving Facility"), a $400 million seven and one-half year term loan ("Tranche A Loan") and a $300 million eight and one-half year term loan ("Tranche B Loan" and, collectively with the Tranche A Loan, the "Term Loans"). The Amended Credit Facility contains provisions allowing, with the consent of the requisite lenders and subject to syndication thereof, for an additional $200 million tranche, raising the potential amount of Amended Credit Facility to $1.5 billion. The Revolving Facility and the Tranche A Loan bear interest at 2.25 percent over the Adjusted LIBOR rate, as defined
(7.97 percent at June 30, 1998). The Tranche B Loan bears interest at 2.50 percent over the Adjusted LIBOR rate (8.22 percent at June 30, 1998). Scheduled amortization of the Term Loans under the Amended Credit Facility commences with $33 million in 2001, $73 million in 2002, $103 million in 2003, $103 million in 2004 and $103 million in 2005, with the remaining balance due at maturity. The Revolving Facility matures in October 2003, subject to extension under certain conditions.

  The Company has entered into three year fixed interest rate swap contracts in relation to a portion of the Term Loans for a notional value of $500,000,000 at an average rate of 8.6 percent, which expire in November 2000.

  The Company's borrowings under the Amended Credit Facility are secured by substantially all the assets of the Company. The Amended Credit Facility contains various covenants including limitations on dividends, capital expenditures and indebtedness, and the maintenance of certain financial ratios. The Amended Credit Facility was amended, effective March 30, 1998, to amend certain of these financial covenants (the "March Amendment").

                           METRO-GOLDWYN-MAYER INC.

NOTE 5--RECAPITALIZATION

  On November 18, 1997, the Company effected a recapitalization pursuant to which the Company (i) converted each share of the Preferred Stock into one share of common stock, $.01 par value per share, of the Company ("Common Stock"), (ii) effected a 41.667 for 1 stock split and (iii) increased the number of authorized shares of the Common Stock from 50,000,000 to 125,000,000. Share and per share information for the quarter and six months ended June 30, 1997 have been retroactively restated to reflect this recapitalization.

  On November 18, 1997, the Company issued and sold 9,000,000 new shares of the Common Stock at a price per share of $20, less an underwriting discount and offering expenses, for net proceeds of approximately $165,000,000, in an initial public offering (the "IPO"). Concurrent with the consummation of the IPO, Tracinda purchased directly from the Company 3,978,780 shares of the Common Stock, at a price per share of $20 less an amount equal to the underwriting discount per share for shares issued in the IPO, for net proceeds of $75,000,000 (the "Tracinda Purchase"). Subsequently, $190,000,000 of the net proceeds of the IPO and the Tracinda Purchase were used to repay existing bank debt and the remaining net proceeds were retained and used for working capital purposes.

  Basic earnings per share for the quarter and six months ended June 30, 1997 decreased by $.49 and $.96 per share due to the adoption of SFAS No. 128, "Earnings Per Share," effective for the year ending December 31, 1997. Dilutive securities of 618,547 and 439,264 shares are not included in the calculation of diluted earnings per share in the quarter and six months ended June 30, 1998, and 21,104,455 dilutive shares are not included in the calculation of diluted earnings per share in the quarter and six months ended June 30, 1997, respectively, because they are antidilutive.

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

NOTE 7--SUPPLEMENTARY CASH FLOW INFORMATION

  The Company paid interest, net of capitalized interest, of $28,192,000 and $14,743,000 during the six months ended June 30, 1998 and 1997, respectively. The Company paid income taxes of $4,051,000 during the six months ended June 30, 1998, and received foreign remittance tax refunds of $4,845,000 during the six months ended June 30, 1997, respectively.

  During the six months ended June 30, 1998, the Company contributed 32,185 shares of the Common Stock valued at $695,000 to the Company's 401-k Savings Plan.

                           METRO-GOLDWYN-MAYER INC.

NOTE 8--COMPREHENSIVE INCOME (LOSS)

  In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income (loss) for the quarters and six months ended June 30, 1998 and 1997 are as follows:

                                                          SIX MONTHS SIX MONTHS
                              QUARTER ENDED QUARTER ENDED ENDED JUNE ENDED JUNE
                              JUNE 30, 1998 JUNE 30, 1997  30, 1998   30, 1997
                              ------------- ------------- ---------- ----------
Foreign currency translation
 adjustment..................   $    (36)     $   (403)    $    (84)  $   (256)
Net loss.....................    (54,994)      (14,812)     (73,637)   (29,005)
                                --------      --------     --------   --------
                                $(55,030)     $(15,215)    $(73,721)  $(29,261)
                                ========      ========     ========   ========

  Accumulated other comprehensive income at June 30, 1997 consisted of cumulative foreign currency translation adjustment of $889,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This report includes forward-looking statements. Generally, the words "believes", "anticipates", "may", "will", "should", "expect", "intend", "estimate", "continue" and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update publicly any revisions to these forward-looking statements.

  The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes thereto and other financial information contained elsewhere in this Form 10-Q, as well as the Company's Audited Financial Statements included in Form 10-K for the year ended December 31, 1997.

GENERAL

  The Company is engaged primarily in the development, production and worldwide distribution of theatrical motion pictures and television programming.

  The commercial potential of individual motion pictures and television programming varies dramatically, and is not directly correlated with production or acquisition costs. Therefore, it is difficult to predict or project a trend of the Company's income or loss. However, the likelihood of the Company reporting losses, particularly in the year of a motion picture's release, is increased by the industry's method of accounting which requires the immediate recognition of the entire loss (through increased amortization) in instances where it is estimated the ultimate revenues of a motion picture or television program will not recover the Company's costs. On the other hand, the profit of a profitable motion picture or television program must be deferred and recognized over the entire revenue stream generated by that motion picture or television program. This method of accounting may also result in significant fluctuations in reported income or loss, particularly on a quarterly basis, depending on the Company's release schedule and the relative performance of individual motion pictures or television programs. As a result of the lack of movie production and distribution during the period from January 1996 (when CDR announced its intention to sell MGM Studios) through the sale of MGM Studios on October 10, 1996, the Company expects to receive lower revenues at least through the end of 1999, and thus the fluctuations caused by this accounting method may have a greater impact, than otherwise might be the case. For films released by the Company since January 1994 which resulted in feature film write-downs in the period of initial release, subsequent performance as it relates to this group of films has not resulted in additional material write-downs.

RESULTS OF OPERATIONS

 Quarters and Six Months Ended June 30, 1998 and 1997

  The following table sets forth EBITDA (defined as operating income (loss) before depreciation and non-film amortization principally consisting of goodwill related to business combinations) for the quarters and six months ended June 30, 1998 and 1997. Prior year results are not comparable to results in the current year periods due to the acquisition of Orion on July 10, 1997. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to, operating income, net earnings, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles. EBITDA does not reflect cash available to fund cash requirements, and the items excluded from EBITDA, such as depreciation and non-film amortization, are significant components in assessing the Company's financial performance. Other significant uses of cash flows are required before cash will be available to the Company, including debt service, taxes and cash expenditures for various long-term assets. The Company's calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

                                           QUARTER ENDED     SIX MONTHS ENDED
                                             JUNE 30,            JUNE 30,
                                         ------------------  ------------------
                                           1998      1997      1998      1997
                                         --------  --------  --------  --------
                                               (AMOUNTS IN THOUSANDS)
Revenues:
  Feature films .......................  $217,160  $128,249  $471,297  $296,197
  Television programs..................    47,093    20,134   105,839    47,914
  Other................................    16,948     5,002    20,525     6,903
                                         --------  --------  --------  --------
    Total revenues ....................  $281,201  $153,385  $597,661  $351,014
                                         ========  ========  ========  ========
EBITDA:
  Feature films .......................  $(14,953) $ 22,540  $ 18,103  $ 48,546
  Television programs..................     4,572    (1,343)    9,417    (3,215)
  Other................................     6,472    (6,533)   (1,639)  (12,229)
                                         --------  --------  --------  --------
  EBITDA before general and
   administration expenses.............    (3,909)   14,664    25,881    33,102
  General and administration expenses..   (24,081)  (14,592)  (46,729)  (31,904)
                                         --------  --------  --------  --------
    EBITDA.............................   (27,990)       72   (20,848)    1,198
Depreciation and non-film amortization.    (5,631)   (3,547)  (10,844)   (7,057)
                                         --------  --------  --------  --------
Operating loss.........................   (33,621)   (3,475)  (31,692)   (5,859)
Interest expense, net of amounts
 capitalized...........................   (20,174)   (9,583)  (38,428)  (20,599)
Interest and other income(expense),
 net...................................     1,070      (242)    1,745     1,388
                                         --------  --------  --------  --------
Loss before provision for income taxes.   (52,725)  (13,300)  (68,375)  (25,070)
Income tax provision...................    (2,269)   (1,512)   (5,262)   (3,935)
                                         --------  --------  --------  --------
    Net loss ..........................  $(54,994) $(14,812) $(73,637) $(29,005)
                                         ========  ========  ========  ========

 Quarter Ended June 30, 1998 as Compared to Quarter Ended June 30, 1997

  Feature Films. Feature film revenues increased by $88.9 million, or 69 percent, to $217.2 million in the quarter ended June 30, 1998 (the "1998 Quarter") compared to the quarter ended June 30, 1997 (the "1997 Quarter"). Explanations for the increase in revenues are discussed in the following paragraphs.

  Worldwide theatrical revenues increased by $67.4 million to $71.4 million in the 1998 Quarter due to significant worldwide theatrical revenues earned by Tomorrow Never Dies and The Man In The Iron Mask, as well as the release in the domestic theatrical marketplace of Species 2 and Dirty Work, among others. Overall, in the 1998 Quarter, the Company released three new feature films domestically and one new film internationally. In the 1997 Quarter, the Company released only Warriors of Virtue in the domestic marketplace, and had no new films in initial release internationally.

  Worldwide home video revenues increased by $24.2 million, or 37 percent, to $90.5 million in the 1998 Quarter, which included the release in the domestic rental market of Tomorrow Never Dies and Red Corner, among others, as compared to the releases of Touch and Mad Dog Time in the domestic rental market in the 1997 Quarter as well as the sell-through release of Larger Than Life. The majority of the increase in home video revenues was attributable to the significant revenues generated by the domestic release of Tomorrow Never Dies as well as the distribution in the 1998 Quarter of the Orion film library, which was not included in the 1997 Quarter as it was not acquired by the Company until July 10, 1997.

  Worldwide pay television revenues decreased by $8.6 million, or 28 percent, to $21.6 million in the 1998 Quarter, primarily due to the delivery in the 1997 Quarter of The Birdcage in the domestic marketplace. There were no comparable releases in the 1998 Quarter. Network television revenues increased by $0.8 million, or 15 percent, to $5.8 million in the 1998 Quarter, principally due to the delivery of two new films, Rob Roy and Fluke, to network television in the 1998 Quarter as compared to only one film, Stargate, delivered in the 1997 Quarter. Worldwide syndicated television revenues increased by $2.2 million, or 10 percent, to $25.0 million in the 1998 Quarter, principally due to higher international library sales.

  Other feature film revenues increased $2.9 million in the 1998 Quarter due to miscellaneous rebates and other income collected in the period.

  EBITDA from feature films decreased by $37.5 million, or 166 percent, to a loss of $15.0 million in the 1998 Quarter as compared to the 1997 Quarter. The decrease in operating results in the 1998 Quarter reflects feature film write-downs of $30.8 million, as well as lower profit margins on certain releases in the period. There were no feature film write-downs in the corresponding 1997 Quarter.

  Television Programming. Television programming revenues increased by $27.0 million, or 134 percent, to $47.1 million in the 1998 Quarter as compared to the 1997 Quarter. Network television revenues were $10.5 million in the 1998 Quarter, consisting of the delivery of the television mini-series Creature. There were no series or television movies on network television in the 1997 Quarter. Worldwide pay television revenues increased by $2.2 million, or 38 percent, to $7.9 million in the 1998 Quarter, which included three series in broadcast on domestic pay television, The Outer Limits, Poltergeist and Stargate SG-1, as compared to two series, The Outer Limits and Poltergeist, in the 1997 Quarter. Worldwide syndicated television revenues increased by $13.1 million, or 112 percent, to $24.8 million in the 1998 Quarter, primarily due to the addition of the new series Stargate SG-1 and Fame LA in worldwide syndication and the licensing of the international rights to Creature. Worldwide home video revenues with respect to television programming increased by $1.0 million, or 46 percent, to $3.1 million in the 1998 Quarter due to the domestic home video release of the television movie Twelve Angry Men, as well as the international home video release of Stargate SG-1.

  EBITDA from television programming increased by $5.9 million, or 440 percent, to a profit of $4.6 million in the 1998 Quarter as compared to a loss of $1.3 million in the 1997 Quarter. The increase in EBITDA in the 1998 Quarter was principally a result of the aforementioned increase in revenues.

  Other. Other revenues include distribution of consumer products, interactive media and branded programming services, all of which constitute emerging businesses for MGM Studios with relatively limited current operations, as well as music soundtrack and royalty income. EBITDA from other businesses was a profit of $6.5 million in the 1998 Quarter as compared to a loss of $6.5 million in the 1997 Quarter. Operating results in the 1998 Quarter include the receipt of a $10.0 million payment associated with the Company's sale of a portion of its investment in a Japanese pay television channel. Expenses in the 1998 Quarter include interactive product and development costs of $3.9 million, as compared to similar costs of $4.4 million in the 1997 Quarter. In addition, the 1998 Quarter includes aggregate start-up losses of $2.7 million on the Company's newly launched cable programming joint venture MGM Networks Latin America, as compared to $2.8 million for start-up losses in the 1997 Quarter on the Company's investment in MGM Gold (Asia), whose operations were terminated in April 1998. Music soundtrack and royalty income in the 1998 Quarter aggregated $2.2 million as compared to $1.8 million in the 1997 Quarter, respectively.

  General and Administration Expenses. General and administration expenses, excluding depreciation, increased by $9.5 million, or 65 percent, to $24.1 million in the 1998 Quarter as compared to the 1997 Quarter, primarily due to increased legal and professional fees of $2.5 million related to ongoing litigation and executive severance expenses of $2.6 million. Additionally, the 1997 Quarter benefitted from certain insurance recoveries of $3.3 million. There were no such recoveries in the 1998 Quarter.

  Depreciation and Non-Film Amortization. Depreciation and non-film amortization increased by $2.1 million, or 58 percent, to $5.6 million in the 1998 Quarter as compared to the 1997 Quarter as a result of higher goodwill due to the Orion Acquisition.

  Interest Expense, Net of Amounts Capitalized. Net interest expense increased by $10.6 million, or 111 percent, to $20.2 million in the 1998 Quarter as compared to the 1997 Quarter, primarily due to higher debt levels associated with the financing of the Orion Acquisition, as well borrowings for increased operating activities.

  Income Tax Provision. The income tax provision of $2.3 million in the 1998 Quarter and $1.5 million in the 1997 Quarter primarily reflect foreign remittance taxes attributable to international distribution revenues.

 Six Months Ended June 30, 1998 as Compared to Six Months Ended June 30, 1997

  Feature Films. Feature film revenues increased by $175.1 million, or 59 percent, to $471.3 million in the six months ended June 30, 1998 (the "1998 Period") compared to the six months ended June 30, 1997 (the "1997 Period"). Explanations for the increase in revenues are discussed in the following paragraphs.

  Worldwide theatrical revenues increased by $170.7 million to $184.2 million in the 1998 Period due to significant worldwide theatrical revenues earned by Tomorrow Never Dies and The Man In The Iron Mask, as well as the release in the domestic theatrical marketplace of Species 2 and Dirty Work, among others. In the 1997 Period, the Company released Turbulence, Zeus and Roxanne, Warriors of Virtue and Touch in the domestic marketplace, and had no other significant worldwide theatrical revenues. Overall, in the 1998 Period the Company released eight new feature films domestically and three new films internationally, as compared to four films released domestically and no new films in initial release internationally in the 1997 Period.

  Worldwide home video revenues decreased by $2.1 million, or 1 percent, to $177.2 million in the 1998 Period, which included the release in the domestic rental market of Tomorrow Never Dies, Red Corner and Hoodlum, among others, as compared to the release of Kingpin and Fled in the domestic rental market in the 1997 Period as well as the sell-through release of Larger Than Life. Although domestic home video revenues increased due to the significant revenues generated by the release of Tomorrow Never Dies as well as the distribution in the 1998 Period of the Orion film library, which was not distributed in the 1997 Period as the Company did not acquire Orion until July 10, 1997, international home video revenues were lower in the 1998 Period due to fewer new home video releases internationally than in the 1997 Period, which included significant revenues from the releases of GoldenEye, Get Shorty and The Birdcage, among others.

  Worldwide pay television revenues from feature films decreased by $5.3 million, or 11 percent, to $44.4 million in the 1998 Period, primarily due to the delivery in the 1997 Period of The Birdcage in the domestic marketplace. There were no comparable releases in the 1998 Period. Network television revenues from feature films decreased by $3.0 million, or 24 percent, to $9.3 million in the 1998 Period, principally due to the delivery of only three new films to network television in the 1998 Period as compared to five new films delivered in the 1997 Period. Worldwide syndicated television revenues from feature films increased by $9.0 million, or 22 percent, to $50.5 million in the 1998 Period principally due to higher international library sales and from the distribution of the Orion film library in the 1998 Period.

  Other feature film revenues increased $5.8 million in the 1998 Period due to miscellaneous rebates and other income collected in the period.

  EBITDA from feature films decreased by $30.5 million, or 63 percent, to $18.1 million in the 1998 Period as compared to the 1997 Period. The decrease in operating results in the 1998 Period reflects feature film write-downs on certain releases of $33.6 million, partially offset by the profit from the films Tomorrow Never Dies and The Man in the Iron Mask. There were no feature film write-downs in the corresponding 1997 Period.

  Television Programming. Television programming revenues increased by $57.9 million, or 121 percent, to $105.8 million in the 1998 Period as compared to the 1997 Period. Network television revenues were $24.6 million in the 1998 Period, consisting of the deliveries of the new series The Magnificent Seven, the television miniseries Creature and one made-for-television movie. There were no series or television movies on network television in the 1997 Period. Worldwide pay television revenues increased by $2.5 million, or 17 percent, to $17.5 million in the 1998 Period, which included three series in broadcast on domestic pay television, The Outer Limits, Poltergeist and Stargate SG-1, as compared to two series, The Outer Limits and Poltergeist, and one made-for-television movie in the 1997 Period. Worldwide syndicated television revenues increased by $19.8 million, or 74 percent, to $46.5 million in the 1998 Period, primarily due to the addition of the new series Stargate SG-1 and Fame LA in worldwide syndication, and the licensing of the international rights to Creature. Worldwide home video revenues with respect to television programming increased by $3.8 million, or 77 percent, to $8.9 million in the 1998 Period due to the domestic home video release of Garth Brooks Live In Concert and the television movie Twelve Angry Men, as well as the international home video release of Stargate SG-1. The remaining television programming revenue increase of $7.2 million was principally related to a payment received from a third party for the rights to create new episodes of Hollywood Squares.

  EBITDA from television programming increased by $12.6 million, or 393 percent, to $9.4 million in the 1998 Period as compared to a loss of $3.2 million in the 1997 Period. The increase in EBITDA in the 1998 Period was principally a result of the aforementioned increase in revenues and the receipt of the Hollywood Squares remake rights payment, partially offset by write-downs of $4.6 million on certain television programming released in the period.

  Other. Other revenues include distribution of consumer products, interactive media and branded programming services, all of which constitute emerging businesses for MGM Studios with relatively limited current operations, as well as music soundtrack and royalty income. EBITDA from other businesses was a loss of $1.6 million in the 1998 Period as compared to a loss of $12.2 million in the 1997 Period. Operating results in the 1998 Period include the receipt of a $10.0 million payment associated with the Company's sale of a portion of its investment in a Japanese pay television channel. Expenses in the 1998 Period include interactive product and development costs of $8.2 million, as compared to similar costs of $7.3 million in the 1997 Period. In addition, the 1998 Period includes aggregate losses of $5.8 million on the Company's investment in MGM Gold (Asia), a satellite and cable delivered channel based in Asia whose operations were terminated in April 1998, and the Company's newly launched cable programming joint venture MGM Networks Latin America, as compared to $5.6 million for such start-up losses in the 1997 Period. Music soundtrack and royalty income in the 1998 Period aggregated $2.8 million as compared to $2.0 million in the 1997 Period, respectively.

  General and Administration Expenses. General and administration expenses, excluding depreciation, increased by $14.8 million, or 46 percent, to $46.7 million in the 1998 Period as compared to the 1997 Period, primarily due to increased legal and professional fees of $6.4 million related to ongoing litigation, executive severance expenses of $2.6 million and additional overhead charges of $1.0 million associated with the Orion Acquisition, with no corresponding overhead charges in the 1997 Period. Additionally, the 1997 Period benefited from certain insurance recoveries of $3.3 million. There were no such recoveries in the 1998 Period.

  Depreciation and Non-Film Amortization. Depreciation and non-film amortization increased by $3.8 million, or 54 percent, to $10.8 million in the 1998 Period as compared to the 1997 Period as a result of higher goodwill due to the Orion Acquisition.

  Interest Expense, Net of Amounts Capitalized. Net interest expense increased by $17.8 million, or 87 percent, to $38.4 million in the 1998 Period as compared to the 1997 Period, primarily due to higher debt levels associated with the financing of the Orion Acquisition, as well borrowings for increased operating activities.

  Income Tax Provision. The income tax provision of $5.3 million in the 1998 Period and $3.9 million in the 1997 Period primarily reflect foreign remittance taxes attributable to international distribution revenues.

LIQUIDITY AND CAPITAL RESOURCES

  In recent years the Company has funded its operations primarily from internally generated funds, bank borrowings and proceeds from the sale of equity securities including the IPO and the Tracinda Purchase, which were completed in November 1997. In the IPO, the Company issued and sold 9,000,000 new shares of the Common Stock at a price per share of $20, less an underwriting discount, for net proceeds (after IPO expenses) to the Company of approximately $165 million. Concurrent with the consummation of the IPO, Tracinda purchased directly from the Company 3,978,780 shares of the Common Stock, at a price per share of $20 less an amount equal to the underwriting discount per share for shares issued in the IPO, for an aggregate purchase price of $75 million. Approximately $190 million of the net proceeds of the IPO and the Tracinda Purchase were used to repay existing bank debt with the remaining net proceeds retained and used for working capital purposes. The Company is currently operating under a business plan which anticipates substantial continued borrowing under the Amended Credit Facility, primarily to fund film and television production.

  During the six months ended June 30, 1998, the net cash provided by operating activities was $247 million, the net cash used in investing activities (primarily additions to film costs, net) was $495 million, and the net cash provided by financing activities (net bank advances) was $268 million.

  In addition to feature film and television programming capital requirements, the Company is obligated to fund 50 percent of the expenses of MGM Networks Latin America up to a maximum of approximately $14.1 million (in addition to the initial capital contribution of $9.9 million that the Company has funded). Other capital requirements, including the purchase of computer systems, equipment and other improvements are not expected to exceed $15.0 million in 1998 and $10.3 million in 1999.

  The Company's cash flow in 1998 has been adversely affected by, and the Company determined to undertake the Rights Offering, as defined below, as a result of, several factors. First, the Company is making and has committed to make substantial investments that are more extensive than previously anticipated in connection with commitments entered into for new television programming. This new television production includes an aggregate of approximately 92 additional episodes for the Company's non-network programs, as well as 13 new episodes of The Magnificent Seven (which is a network program and thus produced at a greater deficit than the Company's non-network programs) for the 1998/1999 television season.

  Second, although Tomorrow Never Dies and The Man in the Iron Mask performed better than anticipated, the Company's two other major theatrical releases since the IPO have performed substantially below expectations. The Company's short-term cash flow has been and will continue to be negatively affected by the unsuccessful releases, particularly during the ten to 15 months after release of such films. Although the Company anticipates that this short-term reduction will ultimately be offset by increased ancillary cash receipts from the two successful releases, such cash receipts will be realized over several years.

  Third, the Company's recent sales experience in the television syndication and home video markets indicates that the Company will realize cash from these sources over a period longer than originally anticipated. Fourth, during the six months ended June 30, 1998, the Company accelerated certain theatrical motion picture production in order to avoid the impact of an industry strike that had been threatened in the second quarter of 1998. As a result of this acceleration, the Company currently has nine motion pictures, comprising substantially all of its release slate through April 1999, for which principal photography has been completed and substantially all production costs have been expended. Other factors include increases in marketing and distribution expenses that have been higher than anticipated.

  In addition to the Rights Offering, the Company is taking certain other steps in order to offset the adverse impact of the items described above on its cash flow. In particular, the Company has reduced its theatrical production target by approximately one to two films per year and may seek partners (in co-production, split-rights or other partnering arrangements) for certain of its theatrical releases. While such partnering arrangements can reduce the Company's cash investment in a release (and thus reduce the risks associated with an unsuccessful release), such arrangements can also have the effect of reducing the Company's profits and cash flow on successful releases in future periods.

  The Company's current strategy and business plan contemplate substantial on-going investments in the production of new feature films and television programs. In addition, the Company may continue to make investments to develop new distribution channels to further exploit the Company's library. The Company plans to continue to evaluate the level of such investments in the context of the capital available to the Company and changing market conditions.

  According to the Company's current business plan, the proceeds of the Rights Offering, together with the remaining availability under the Amended Credit Facility, should be adequate to meet the Company's current obligations and commitments and to enable the Company to continue to conduct its operations in accordance with such plan until at least the end of 1999. However, no assurance can be given in this regard. The Company's belief as to the adequacy of its capital resources after completion of the Rights Offering is based in part on the assumption that its motion pictures will perform as planned. The Company believes that this assumption is reasonable when applied to the Company's release slate, taken as a whole. Any individual film, however, may perform substantially better or worse than planned. Thus, depending upon timing and other circumstances, the failure of one or more motion pictures released by the Company to perform at least substantially as well as expected could adversely affect the Company's liquidity. The Company's liquidity could also be adversely affected by other factors, such as those discussed under "Risk Factors" in the Registration Statement, as defined below. Many of these factors are outside of the Company's control.

  If the Company's liquidity deteriorates in the future, the Company would need to seek to reduce its cash needs, to seek additional sources of financing, or to consider other alternatives. In order to reduce its cash needs, the Company could seek to reduce or delay its production or release schedules and to further increase its use of co-production, split-rights or other partnering arrangements. There can be no assurance that any such steps by the Company to reduce its cash needs would be adequate or timely, or that acceptable arrangements could be reached with third parties if necessary. In addition, although changes in the Company's production or release schedule or the increased use of partnering may improve the Company's short-term cash flow and (in the case of partnering) reduce the Company's risk relating to the performance of the relevant films, such steps may adversely affect cash flow and results of operations in subsequent periods. In the event that the Company did seek additional debt or equity capital, there can be no assurance that any capital needed by the Company would be available on terms acceptable to the Company.

  The Company is currently considering seeking alternative sources of film financing to enhance the Company's liquidity situation and film production schedule. However, no assurance can be given that the Company will be able to obtain any such financing on terms acceptable to the Company.

  The Company intends to continue to pursue its goal of becoming an integrated global entertainment company. In connection with its pursuit of this goal, the Company is considering various strategic alternatives, such as business combinations with companies with strengths complementary to those of the Company and acquisitions of smaller niche entertainment companies. The Company would need to seek additional financing in order to complete any acquisitions.

  On October 15, 1997, the Company and its principal lenders entered into the Amended Credit Facility aggregating $1.3 billion consisting of the Revolving Facility, Tranche A Loan and Tranche B Loan. The Amended Credit Facility also contains provisions allowing, with the consent of lenders holding at least

66 2/3 percent of the aggregate loans and commitments and subject to syndication thereof, for an additional $200 million tranche, raising the potential amount of the Amended Credit Facility to $1.5 billion. No assurance can be given that such consent could be obtained or that such syndication could be completed. The Revolving Facility and Tranche A Loan bears interest at 2.25 percent over the Adjusted LIBOR rate, as defined therein, and the Tranche B Loan bears interest at 2.50 percent over the Adjusted LIBOR rate. The Company has entered into three year fixed interest rate swap contracts in relation to a portion of the Term Loans for a notional value of $500 million at an average rate of 8.6 percent, which expire in November 2000. Scheduled amortization of the Term Loans under the Amended Credit Facility commences with $33 million in 2001, $73 million in 2002, $103 million in 2003, $103 million in 2004, and $103 million in 2005, with the remaining balance at maturity. The Revolving Facility matures in October 2003, subject to extension under certain conditions.

  As of July 31, 1998, $132.0 million was available under the Amended Credit Facility. The Company expects to apply substantially all of the net proceeds from the Rights Offering to the reduction of amounts outstanding under the Revolving Facility. However, the Company expects to subsequently reborrow such amounts and further expects that, as a result of increased borrowings in the future, its availability under the Amended Credit Facility may be below $20 million at various times through the end of 1999.

  The Amended Credit Facility contains various covenants, including limitations on indebtedness, dividends and capital expenditures and maintenance of certain financial ratios. The Amended Credit Facility was amended, effective March 30, 1998, to amend certain of these financial covenants. As of June 30, 1998, the Company was in compliance with its amended financial covenants and, assuming the consummation of the Rights Offering, expects to be in compliance for the remainder of 1998. However, as a result of the factors described above, the Company believes that it may cease to be in compliance with certain financial ratio covenants during 1999, and may therefore need certain additional amendments (the "Amendments") to the Amended Credit Facility. The Company has begun discussions with its lenders and, based on such discussions, believes it will be able to negotiate the requisite Amendments. However, no assurances can be given that the Company will be successful in obtaining the Amendments or, if successful, that the Company will not cease to be in compliance with such amended or other covenants or conditions in the future. The consummation of the Rights Offering is conditioned on the effectiveness of the Amendments. The Company expects that if the Amendments are obtained, they will become effective upon the consummation of the Rights Offering.

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

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  MGM Studios was a defendant in an action filed in the Los Angeles County Superior Court in March 1994, entitled Paretti v. CLBN, MGM et al. The complaint sought damages totaling $3.9 billion dollars for breach of Mr. Paretti's employment contract and other relief. MGM Studios' motions for final judgment were granted by the trial court on all grounds. Mr. Paretti filed a notice of appeal in August 1997. However, Mr. Paretti's appeal was dismissed as a default, due to his inaction, on June 10, 1998.

  In the matter entitled Estate of Jim Garrison, et al. v. Warner Bros., Inc., et al., which was filed as a putative class action in Los Angeles County Superior Court in 1995 against, among others Metro-Goldwyn-Mayer Pictures Inc. ("MGM Pictures") and United Artists Pictures Inc. ("UA Pictures") and the other major studios, the court denied class certification in August 1996 with respect to the plaintiffs' claim for breach of contract, breach of implied covenant, unjust enrichment, imposition of constructive trust and declaratory relief and, initially, granted class certification with respect to plaintiffs' claims for price fixing under the Sherman Antitrust Act, price fixing under state law, boycott/concerted refusal to deal under the Sherman Antitrust Act and boycott/concerted refusal to deal under state law. The court subsequently announced that its grant of the plaintiffs' class certification motion might have been "inadvertent" and issued an order on its own motion requesting briefing on the issue whether the class should be decertified. After such briefing and by Order dated May 26, 1998, the court decertified the plaintiff class with respect to the plaintiffs' remaining claims for price fixing under the Sherman Antitrust Act, price fixing under state law, boycott/concerted refusal to deal under the Sherman Antitrust Act and boycott/concerted refusal to deal under state law. The plaintiffs have announced their intention to proceed against all defendants, including MGM Pictures and UA Pictures, on their legal theories but solely as to the Warner Bros. motion picture "JFK." Trial has been set for October 18, 1999, but the court has scheduled a hearing on the defendants' motions for summary judgement on September 28, 1998.

  In the matter entitled Danjaq, LLC, Metro-Goldwyn-Mayer Inc., el al. v. Sony Corporation, Sony Pictures Entertainment ("Sony Pictures"), et al., on May 19, 1998, the Company and Danjaq LLC filed a motion for preliminary injunction on copyright and trademark issues to preclude Sony Pictures from the preparation, production, distribution, advertising or other exploitation of a James Bond motion picture. On July 29, 1998, that motion was granted and Sony Pictures and the other defendants were preliminarily enjoined from the production, preparation, distribution, advertising or other exploitation of a James Bond motion picture in any medium and from using the "James Bond" and the "James Bond 007" trademarks. Discovery is ongoing in the case. Trial has been set for December 15, 1998.

  Reference is made to the Company's 1997 Form 10-K for a description of other pending legal proceedings involving the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  During the quarter ended June 30, 1998, the Company contributed an aggregate of 17,988 shares of unregistered common stock valued at $421,000 as its matching contribution to the MGM Savings Plan. Registration for such shares was not required because the transaction did not constitute a "sale" under
Section 2(3) of the Securities Act of 1933, as amended (the "Act").

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At the Annual Meeting of Stockholders held on May 12, 1998, four proposals were submitted to the Company's stockholders. The Company nominees for directors were elected and each of the other proposals were approved. A brief description of those proposals and the results of the voting are as follows:

PROPOSAL ONE--ELECTION OF NINE DIRECTORS TO SERVE FOR A YEAR TERM

                                                                         VOTES
       NOMINEE                                               VOTES FOR  WITHHELD
       -------                                               ---------- --------
       James Aljian......................................... 61,594,649    75

       Francis Ford Coppola................................. 61,594,649    75

       Michael R. Gleason................................... 61,594,649    75

       Kirk Kerkorian....................................... 61,594,649    75

       Frank G. Mancuso..................................... 61,594,649    75

       A. Robert Pisano..................................... 61,594,649    75

       Kerry M. Stokes...................................... 61,594,649    75

       Alex Yemenidjian..................................... 61,594,649    75

       Jerome B. York....................................... 61,594,649    75

PROPOSAL TWO--APPROVAL AND RATIFICATION OF 1998 NON-EMPLOYEE DIRECTOR STOCK
PLAN.

       VOTING RESULTS
       --------------
       For........................................................... 59,899,657
       Against.......................................................  1,694,817
       Abstain.......................................................        250
       Broker Non-Votes..............................................          0

PROPOSAL THREE--APPROVAL AND RATIFICATION OF THE SENIOR MANAGEMENT BONUS PLAN.

       VOTING RESULTS
       --------------
       For........................................................... 61,439,538
       Against.......................................................      6,226
       Abstain.......................................................    148,960
       Broker Non-Votes..............................................          0

PROPOSAL FOUR--RATIFICATION OF APPOINTMENT OF ARTHUR ANDERSEN LLP AS INDEPENDENT AUDITORS OF THE COMPANY FOR THE FISCAL YEAR ENDING DECEMBER 31, 1997.

       VOTING RESULTS
       --------------
       For........................................................... 61,594,115
       Against.......................................................        259
       Abstain.......................................................        350
       Broker Non-Votes..............................................          0

ITEM 5. OTHER INFORMATION

  On June 15, 1998 Michael G. Corrigan ceased to be employed as Senior Executive Vice President and Chief Financial Officer of the Company. Subsequently, Daniel J. Taylor, then Executive Vice President-Finance of the Company was promoted to Senior Executive Vice President and Chief Financial Officer.

  The Company is filing on the date hereof a registration statement on Form S-1 (the "Registration Statement") with the Securities and Exchange Commission in connection with a distribution with respect to the Common Stock of subscription rights, pursuant to which stockholders will receive transferable rights to purchase shares of the Common Stock of the Company at a discount to its market price, as determined on the date the registration statement becomes effective (the "Rights Offering"). Stockholders who exercise their rights in full will also have certain oversubscription privileges. The record date for the distribution of the rights has yet to be determined by the Board of Directors. The Rights Offering is expected to raise gross proceeds of approximately $250 million of additional equity capital.

  The discussion of the March Amendment contained in "Part I Financial Information--Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" is incorporated herein by this reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

 EXHIBIT
 NUMBER
 -------
 10.1     Employment Agreement of Daniel J. Taylor dated as of August 1, 1997

 10.2     Amendment to Employment Agreement of Daniel J. Taylor dated as of
          June 15, 1998

 10.3     Indemnification Agreement of Daniel J. Taylor dated as of June 15,
          1998

 10.4     Amendment I to Amended and Restated Credit Agreement dated as of
          March 30, 1998

 27.1     Financial Data Schedule

  (b) Reports on Form 8-K

  A Current Report on Form 8-K dated July 24, 1998 was filed by the Registrant pursuant to Section 13 of the Securities Exchange Act of 1934, reporting under
Item 5 thereto.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          METRO-GOLDWYN-MAYER INC.


August 5, 1998                            By:     /s/ Frank G. Mancuso
                                             _________________________________
                                                      Frank G. Mancuso
                                                  Chairman of the Board of
                                                         Directors
                                                and Chief Executive Officer


August 5, 1998                            By:     /s/ Daniel J. Taylor
                                             _________________________________
                                                      Daniel J. Taylor
                                              Senior Executive Vice President
                                                and Chief Financial Officer