Form 10-Q
period 1998-09-30
METRO-GOLDWYN-MAYER INC
filed 1998-11-12
CIK 1026816

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                               ----------------

  2500 BROADWAY STREET, SANTA MONICA, CA                  90404
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

                               ----------------

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 449-3000

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

  The number of shares of the Registrant's common stock, $.01 par value, outstanding as of October 31, 1998 was 65,825,087.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                   METRO-GOLDWYN-MAYER INC. AND SUBSIDIARIES

                                   FORM 10-Q

                               SEPTEMBER 30, 1998

                                     INDEX

                                                                            PAGE
                                                                            NO.
                                                                            ----
 PART I.  FINANCIAL INFORMATION
 Item 1.  Financial Statements
          Condensed Consolidated Balance Sheets as of September 30, 1998
          (unaudited) and December  31, 1997.............................     1
          Condensed Consolidated Statements of Operations for the
          Quarters and Nine Months ended  September 30, 1998 and 1997
          (unaudited)....................................................     2
          Condensed Consolidated Statement of Stockholders' Equity for
          the Nine Months ended  September 30, 1998 (unaudited)..........     3
          Condensed Consolidated Statements of Cash Flows for the Nine
          Months ended September 30,  1998 and 1997 (unaudited)..........     4
          Notes to Condensed Consolidated Financial Statements...........     5
          Management's Discussion and Analysis of Financial Condition and
 Item 2.  Results of Operations..........................................     9
 Item 3.  Quantitative and Qualitative Disclosure About Market Risk......    19
 PART II. OTHER INFORMATION
 Item 1.  Legal Proceedings..............................................    20
 Item 2.  Changes in Securities and Use of Proceeds......................    20
 Item 5.  Other Information..............................................    20
 Item 6.  Exhibits and Reports on Form 8-K...............................    20
 Signatures...............................................................   22

                            METRO-GOLDWYN-MAYER INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                 (IN THOUSANDS)

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1998          1997
                                                     ------------- ------------
                                                      (UNAUDITED)
Cash and cash equivalents...........................  $    7,047    $    3,978
Accounts and contracts receivable, net of allowance
 for doubtful accounts of $22,473 and $27,603,
 respectively.......................................     328,669       285,283
Film and television costs, net......................   2,048,020     1,867,126
Investments in and advances to affiliates...........      18,990         9,917
Property and equipment, net.........................      36,449        32,785
Excess of cost over net assets of acquired
 businesses, net....................................     564,710       574,795
Other assets........................................      46,409        48,770
                                                      ----------    ----------
                                                      $3,050,294    $2,822,654
                                                      ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1998          1997
                                                     ------------- ------------
                                                      (UNAUDITED)
Liabilities:
  Bank and other debt...............................  $1,265,423    $  890,508
  Accounts payable and accrued liabilities..........     120,602       147,476
  Accrued participants' share.......................     221,667       216,530
  Advances and deferred revenues....................     118,376       130,329
  Income taxes payable..............................      32,561        31,579
  Other liabilities.................................      25,726        27,677
                                                      ----------    ----------
    Total liabilities...............................   1,784,355     1,444,099
                                                      ----------    ----------
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value, 125,000,000 shares
   authorized, 65,816,849 and 65,765,655 shares
   issued and outstanding...........................         658           658
  Additional paid-in capital........................   1,507,072     1,504,850
  Deficit...........................................    (241,856)     (127,948)
  Accumulated other comprehensive income............          65           995
                                                      ----------    ----------
    Stockholders' equity............................   1,265,939     1,378,555
                                                      ----------    ----------
                                                      $3,050,294    $2,822,654
                                                      ==========    ==========

  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                            METRO-GOLDWYN-MAYER INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)

            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                               QUARTER ENDED SEPT.    NINE MONTHS ENDED SEPT.
                                       30,                      30,
                              ----------------------  ------------------------
                                 1998        1997        1998         1997
                              ----------  ----------  -----------  -----------
Revenues....................  $  259,622  $  221,068  $   857,283  $   572,082
Expenses:
  Film and television
   production and
   distribution.............     241,096     191,163      812,876      509,075
  General corporate
   administrative expenses..      19,063      25,052       69,714       60,192
  Severance and related
   costs....................      13,182         --        13,182          --
  Goodwill amortization.....       3,683       3,599       10,605        7,420
                              ----------  ----------  -----------  -----------
    Total expenses..........     277,024     219,814      906,377      576,687
                              ----------  ----------  -----------  -----------
Operating income (loss).....     (17,402)      1,254      (49,094)      (4,605)
Other income (expense):
  Interest expense, net of
   amounts capitalized......     (22,022)    (15,415)     (60,450)     (36,014)
  Interest and other income
   (expense), net...........         249         133        1,994        1,521
                              ----------  ----------  -----------  -----------
    Total other expense.....     (21,773)    (15,282)     (58,456)     (34,493)
                              ----------  ----------  -----------  -----------
Loss from operations before
 provision for income
 taxes......................     (39,175)    (14,028)    (107,550)     (39,098)
Income tax provision........      (1,096)     (2,532)      (6,358)      (6,467)
                              ----------  ----------  -----------  -----------
Net loss....................     (40,271)    (16,560)    (113,908)     (45,565)
Other comprehensive income
 (loss):
  Foreign currency
   translation adjustment...        (846)        (62)        (930)        (318)
                              ----------  ----------  -----------  -----------
Comprehensive loss..........  $  (41,117) $  (16,622) $  (114,838) $   (45,883)
                              ==========  ==========  ===========  ===========
Basic and diluted loss per
 share......................  $    (0.61) $    (0.55) $     (1.73) $     (2.13)
                              ==========  ==========  ===========  ===========
Weighted average number of
 common shares outstanding..  65,807,819  30,354,743   65,790,173   21,345,629
                              ==========  ==========  ===========  ===========

  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                            METRO-GOLDWYN-MAYER INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                            COMMON STOCK
                          ----------------
                                                                    ACCUM. OTHER      TOTAL
                            NO. OF    PAR  ADD'L PAID-IN            COMPREHENSIVE STOCKHOLDERS'
                            SHARES   VALUE    CAPITAL     DEFICIT      INCOME        EQUITY
                          ---------- ----- ------------- ---------  ------------- -------------
BALANCE DECEMBER 31,
 1997...................  65,765,655 $658   $1,504,850   $(127,948)     $ 995      $1,378,555
Issuance of common
 stock..................      51,194  --         1,060         --         --            1,060
Amortization of deferred
 stock compensation.....         --   --         1,162         --         --            1,162
Foreign currency
 translation
 adjustment.............         --   --           --          --        (930)           (930)
Net loss................         --   --           --     (113,908)       --         (113,908)
                          ---------- ----   ----------   ---------      -----      ----------
BALANCE SEPTEMBER 30,
 1998 (UNAUDITED).......  65,816,849 $658   $1,507,072   $(241,856)     $  65      $1,265,939
                          ========== ====   ==========   =========      =====      ==========


  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                            METRO-GOLDWYN-MAYER INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                          NINE MONTHS ENDED
                                                              SEPT. 30,
                                                        ----------------------
                                                          1998        1997
                                                        ---------  -----------
Net cash provided by operating activities.............  $ 317,922  $   199,013
                                                        ---------  -----------
Investing activities:
  Acquisition of Orion Pictures Corporation...........        --      (561,617)
  Additions to film costs, net........................   (665,033)    (477,861)
  Additions to property and equipment.................     (9,542)      (9,318)
  Other investing activities..........................    (15,183)      (9,127)
                                                        ---------  -----------
  Net cash used in investing activities...............   (689,758)  (1,057,923)
                                                        ---------  -----------
Financing activities:
  Proceeds from issuance of preferred and common
   stock..............................................        --       363,265
  Proceeds from debt issuance.........................        --       200,000
  Bank borrowings under lines of credit...............    424,580      330,452
  Repayments of borrowed funds........................    (49,076)     (26,795)
                                                        ---------  -----------
  Net cash provided by financing activities...........    375,504      866,922
                                                        ---------  -----------
Net change in cash and cash equivalents from
 operating, investing and financing activities........      3,668        8,012
Net decrease in cash due to foreign currency
 fluctuations.........................................       (599)        (318)
                                                        ---------  -----------
Net change in cash and cash equivalents...............      3,069        7,694
Cash and cash equivalents at beginning of the period..      3,978       16,381
                                                        ---------  -----------
Cash and cash equivalents at end of the period........  $   7,047  $    24,075
                                                        =========  ===========


  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                           METRO-GOLDWYN-MAYER INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998

NOTE 1--BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements include the accounts of Metro-Goldwyn-Mayer Inc. ("MGM") and its subsidiaries, which include Metro-Goldwyn-Mayer Studios Inc. and its majority owned subsidiaries ("MGM Studios") and Orion Pictures Corporation and its majority owned subsidiaries ("Orion") (collectively, the "Company"). MGM is a Delaware corporation that was formed on July 10, 1996 specifically to acquire MGM Studios, and is majority owned by an investor group comprised of Tracinda Corporation and a corporation that is principally owned by Tracinda (collectively, "Tracinda") and certain executive officers of the Company. Until September 1, 1998 the investor group included Seven Network Limited ("Seven"), whose interest was wholly acquired by Tracinda pursuant to the Seven Sale (as defined in Note 5). The acquisition of MGM Studios by MGM was completed on October 10, 1996, at which time MGM commenced principal operations. The acquisition of Orion was completed on July 10, 1997 (see Note
2). Prior to its acquisition by MGM, MGM Studios was wholly owned by MGM Group Holdings Corporation, an indirect wholly owned subsidiary of Consortium de Realisation ("CDR"). CDR is a wholly owned subsidiary of Credit Lyonnais S.A. and is controlled by the French State.

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-Q related to interim period financial statements. Accordingly, these condensed consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The Company's condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997 and the Company's registration statement on Form S-1, as amended (File No. 333-60723) (the "Registration Statement"), that became effective on October 26, 1998. As permitted by Statement of Financial Accounting Standards ("SFAS") No. 53, "Financial Reporting by Producers and Distributors of Motion Pictures," the Company has presented unclassified condensed consolidated balance sheets.

NOTE 2--ACQUISITION OF ORION

  On July 10, 1997, the Company acquired all the outstanding common stock of Orion for an aggregate purchase price of $573,000,000 (the "Orion Acquisition"). The pro forma results of operations set forth below for the nine months ended September 30, 1997 are stated as if the Orion Acquisition, the conversion of the Company's Series A Cumulative Convertible Preferred Stock (the "Preferred Stock") into the Company's common stock, $.01 par value per share (the "Common Stock") and the 41.667 for one stock split (see Note 5) had occurred at the beginning of the period (in thousands, except share and per share data):

                                                               NINE MONTHS ENDED
                                                                SEPT. 30, 1997
                                                               -----------------
                                                                  (UNAUDITED)
     Revenues.................................................    $  642,863
     Operating loss...........................................    $  (19,446)
     Net loss.................................................    $  (73,779)
     Pro forma loss per share.................................    $    (1.40)
     Pro forma weighted average shares........................    52,663,106

                           METRO-GOLDWYN-MAYER INC.

NOTE 3--FILM AND TELEVISION COSTS

  Film and television costs, net of amortization, are summarized as follows (in thousands):

                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1998          1997
                                                      ------------- ------------
   Theatrical productions:
     Released........................................  $2,081,511    $1,688,378
     Less: accumulated amortization..................    (631,582)     (269,932)
                                                       ----------    ----------
     Released, net...................................   1,449,929     1,418,446
     Completed not released..........................      13,998         7,662
     In process and development......................     274,616       174,386
                                                       ----------    ----------
       Subtotal: theatrical productions..............   1,738,543     1,600,494
                                                       ----------    ----------
   Television programming............................     509,426       361,514
     Less: accumulated amortization..................    (199,949)      (94,882)
                                                       ----------    ----------
       Subtotal: television programming..............     309,477       266,632
                                                       ----------    ----------
                                                       $2,048,020    $1,867,126
                                                       ==========    ==========

  Interest costs capitalized to theatrical productions were $5,004,000 and $12,321,000 during the quarter and nine months ended September 30, 1998, and $5,432,000 and $9,673,000 during the quarter and nine months ended September 30, 1997, respectively.

NOTE 4--BANK AND OTHER DEBT

  Bank and other debt is summarized as follows (in thousands):

                                                    SEPTEMBER 30, DECEMBER 31,
                                                        1998          1997
                                                    ------------- ------------
   Bridge Loan.....................................  $  100,000     $    --
   Revolving Facility..............................     453,000      175,000
   Term Loans......................................     700,000      700,000
   Capitalized lease obligations and other
    borrowings.....................................      12,423       15,508
                                                     ----------     --------
                                                     $1,265,423     $890,508
                                                     ==========     ========

  On September 18, 1998, the Company entered into a loan agreement with Bank of America National Trust and Savings Association for a principal amount not to exceed $100 million (the "Bridge Loan"). The Company drew down the entire $100 million under the Bridge Loan on September 29, 1998. The Bridge Loan bears interest at 3.5 percent over the Adjusted London Interbank Offered Rate ("Adjusted LIBOR"), as defined (8.81 percent at September 30, 1998). The Company expects to repay in full the amounts outstanding under the Bridge Loan in November 1998 from a portion of the proceeds of the Rights Offering (see
Note 8).

  On October 15, 1997, the Company entered into an amended and restated credit facility with a syndicate of banks aggregating $1.3 billion (the "Amended Credit Facility") consisting of a six year $600 million revolving credit facility (the "Revolving Facility"), a $400 million seven and one-half year term loan ("Tranche A Loan") and a $300 million eight and one-half year term loan ("Tranche B Loan" and, collectively with the Tranche A Loan, the "Term Loans"). The Amended Credit Facility contains provisions allowing, with the consent of the requisite lenders and subject to syndication thereof, for an additional $200 million tranche, raising the potential

                           METRO-GOLDWYN-MAYER INC.

amount of Amended Credit Facility to $1.5 billion. The Revolving Facility and the Tranche A Loan bear interest at 2.25 percent over the Adjusted LIBOR, as defined (7.56 percent at September 30, 1998). The Tranche B Loan bears interest at 2.50 percent over the Adjusted LIBOR (7.81 percent at September 30, 1998). Scheduled amortization of the Term Loans under the Amended Credit Facility commences with $33 million in 2001, $73 million in 2002, $103 million in 2003, $103 million in 2004 and $103 million in 2005, with the remaining balance due at maturity. The Revolving Facility matures in October 2003, subject to extension under certain conditions.

  The Company has entered into three year fixed interest rate swap contracts in relation to a portion of the Term Loans for a notional value of $500,000,000 at an average rate of 8.6 percent, which expire in November 2000.

  The Company's borrowings under the Amended Credit Facility are secured by substantially all the assets of the Company. The Amended Credit Facility contains various covenants including limitations on dividends, capital expenditures and indebtedness, and the maintenance of certain financial ratios. The Amended Credit Facility was amended, effective March 30, 1998 and September 9, 1998, to modify certain of these financial covenants. Certain of the September 9, 1998 amendments are conditioned on the consummation of the Rights Offering (see Note 8). The Bridge Loan requires compliance with the covenants in the Amended Credit Facility, as amended to date.

NOTE 5--STOCKHOLDERS' EQUITY

  On September 1, 1998, Tracinda purchased from Seven 16,208,463 shares of the Common Stock, representing all of the capital stock of the Company beneficially owned by Seven, for a price per share of $24 and an aggregate purchase price of $389,003,112 (the "Seven Sale"). With the consummation of the Seven Sale, Tracinda increased its beneficial ownership of the Company to approximately 89.5 percent.

  Basic earnings per share for the quarter and nine months ended September 30, 1997 decreased by $0.23 and $1.05 per share, respectively, due to the adoption of SFAS No. 128, "Earnings Per Share," effective for the year ending December 31, 1997. Stock options exercisable into 1,570,784 and 2,335,626 shares are not included in the calculation of diluted earnings per share in the quarter and nine months ended September 30, 1998, and 21,104,455 shares and convertible securities are not included in the calculation of diluted earnings per share in the quarter and nine months ended September 30, 1997, respectively, because they are antidilutive.

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

NOTE 7--SUPPLEMENTARY CASH FLOW INFORMATION

  The Company paid interest, net of capitalized interest, of $46,857,000 and $23,191,000 during the nine months ended September 30, 1998 and 1997, respectively. The Company paid income taxes of $5,912,000 during the nine months ended September 30, 1998, and received foreign remittance tax refunds of $1,826,000 during the nine months ended September 30, 1997, respectively.

                           METRO-GOLDWYN-MAYER INC.

  During the nine months ended September 30, 1998, the Company contributed 50,642 shares of the Common Stock valued at $1,047,000 to the Company's 401(K) Savings Plan (the "MGM Savings Plan").

NOTE 8--SUBSEQUENT EVENTS

  On November 10, 1998, Orion entered into a definitive agreement (the "PFE Agreement") with PolyGram N.V. ("PolyGram") and The Seagram Company, Ltd. ("Seagram") for Orion to acquire certain film libraries and film related rights (the "PFE Libraries"), containing over 1,300 feature films, that are currently owned by PolyGram N.V. and its subsidiaries, including certain related assets (the "PFE Library Acquisition"). The PFE Agreement contemplates that the PFE Library Acquisition will be consummated on December 31, 1998, following the consummation of the proposed acquisition of PolyGram by Seagram (the "Seagram/PolyGram Acquisition"). Seagram and Philips N.V., PolyGram's majority stockholder, have entered into a definitive agreement containing customary closing conditions for Seagram to consummate the Seagram/PolyGram Acquisition later this year. Under the PFE Agreement, Orion will assume certain liabilities of PolyGram and its subsidiaries incurred in the ordinary course of exploiting the PFE Libraries, which the Company believes are immaterial. The purchase price of the PFE Libraries is $235.0 million, which is payable in full in cash at the closing. The Company intends to fund the PFE Library Acquisition through an advance on the Revolving Facility at the time of closing. Consummation of the PFE Library Acquisition is subject to the closing of the Seagram/PolyGram Acquisition and certain customary closing conditions. There can be no assurance that the PFE Library Acquisition will be consummated.

  On October 26, 1998 (the "Record Date"), the Company issued to the holders of record of the Common Stock, at no charge to such holders, transferable subscription rights (the "Rights") to subscribe for an aggregate of 84,848,485 shares (the "Shares") of the Common Stock for $8.25 per share (the "Subscription Price") (the "Rights Offering"). The total proceeds expected to be received by the Company from the Rights Offering is approximately $694.0 million, net of applicable fees and expenses estimated to be approximately $6.0 million. The Rights expire on November 16, 1998, unless extended by the Company (the "Expiration Date"). In no event will the Expiration Date be extended beyond December 16, 1998. Holders of the Common Stock received 1.289 Rights for each share of the Common Stock held as of the Record Date. Rights holders may purchase one share of the Common Stock at the Subscription Price for each whole Right held (the "Basic Subscription Privilege"). Rights holders who exercise the Basic Subscription Privilege in full will also have the opportunity to purchase additional Shares at the Subscription Price pursuant to an Oversubscription Privilege, as defined in the Registration Statement.

  Tracinda has committed to exercise the Basic Subscription Privilege with respect to all of the Rights distributed to it pursuant to the Rights Offering (subject to certain conditions). Additionally, Tracinda will also purchase at the Subscription Price all Shares that are not otherwise subscribed on or before the Expiration Date. In connection with the Rights Offering, the Company will amend its Amended and Restated Certificate of Incorporation in order to increase the number of shares of the Common Stock authorized from 125,000,000 to 250,000,000 (the "Amendment"). The Amendment was approved by the Board of Directors of the Company and Tracinda (which represents a majority of the outstanding Common Stock) on October 22, 1998 and will be effective on or promptly after the Expiration Date of the Rights Offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This report includes forward-looking statements. Generally, the words "believes", "anticipates", "may", "will", "should", "expect", "intend", "estimate", "continue" and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements.

  The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes thereto and other financial information contained elsewhere in this Form 10-Q, as well as the Company's Audited Financial Statements included in Form 10-K for the year ended December 31, 1997 and the Registration Statement.

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

RESULTS OF OPERATIONS

 Quarters and Nine Months Ended September 30, 1998 and 1997

  The following table sets forth the Company's operating results for the quarters and nine months ended September 30, 1998 and 1997. Prior year results in the nine month period are not comparable to results in the current year period due to the acquisition of Orion on July 10, 1997. The results for the quarter and nine months ended September 30, 1998 are not necessarily indicative of the results for the full year.

                                        QUARTER ENDED     NINE MONTHS ENDED
                                        SEPTEMBER 30,       SEPTEMBER 30,
                                      ------------------  -------------------
                                        1998      1997      1998       1997
                                      --------  --------  ---------  --------
                                       (UNAUDITED, AMOUNTS IN THOUSANDS)
Revenues:
  Feature films...................... $205,764  $185,813  $ 677,061  $482,011
  Television programs................   44,850    32,201    150,689    80,115
  Other..............................    9,008     3,054     29,533     9,956
                                      --------  --------  ---------  --------
    Total revenues................... $259,622  $221,068  $ 857,283  $572,082
                                      ========  ========  =========  ========
Operating income (loss):
  Feature films...................... $  9,809  $ 33,100  $  29,113  $ 81,645
  Television programs................    9,805     6,224     18,021     3,010
  Other..............................   (1,088)   (9,419)    (2,727)  (21,648)
  General and administration
   expenses..........................  (19,063)  (25,052)   (69,714)  (60,192)
  Severance and related costs........  (13,182)      --     (13,182)      --
  Goodwill amortization..............   (3,683)   (3,599)   (10,605)   (7,420)
                                      --------  --------  ---------  --------
Operating income (loss)..............  (17,402)    1,254    (49,094)   (4,605)
Interest expense, net of amounts
 capitalized.........................  (22,022)  (15,415)   (60,450)  (36,014)
Interest and other income (expense),
 net.................................      249       133      1,994     1,521
                                      --------  --------  ---------  --------
Loss before provision for income
 taxes...............................  (39,175)  (14,028)  (107,550)  (39,098)
Income tax provision.................   (1,096)   (2,532)    (6,358)   (6,467)
                                      --------  --------  ---------  --------
    Net loss......................... $(40,271) $(16,560) $(113,908) $(45,565)
                                      ========  ========  =========  ========

 Quarter Ended September 30, 1998 as Compared to Quarter Ended September 30,
1997

  Feature Films. Feature film revenues increased by $20.0 million, or 11 percent, to $205.8 million in the quarter ended September 30, 1998 (the "1998 Quarter") compared to the quarter ended September 30, 1997 (the "1997 Quarter"). Explanations for the increase in revenues are discussed in the following paragraphs.

  Worldwide theatrical revenues increased by $17.6 million, or 131 percent, to $31.0 million in the 1998 Quarter, principally due to the continuing strong performance internationally of The Man In The Iron Mask and the domestic theatrical release of Ronin. Overall, in the 1998 Quarter the Company released two new feature films domestically, Ronin and Disturbing Behavior, and one new film internationally, Species 2. In the 1997 Quarter, the Company released Hoodlum and Ulee's Gold, among others, in the domestic marketplace, and had no new films in initial release internationally.

  Worldwide home video revenues decreased by $0.3 million, or 1 percent, to $94.2 million in the 1998 Quarter, which included significant revenues from the release in the domestic rental market of The Man In The Iron Mask, among others, as well as Tomorrow Never Dies in the international marketplace, compared to the release of Warriors of Virtue in the domestic rental market in the 1997 Quarter and international revenues earned by Fled and The Birdcage. Offsetting the significant home video revenues earned in the 1998 Quarter by The Man In The Iron Mask and Tomorrow Never Dies were lower revenues generated by the Company's distribution of certain Turner Broadcasting System, Inc. ("Turner") film product, as compared to revenues earned in the 1997 Quarter on Turner product due to certain special promotions of such titles.

  Worldwide pay television revenues decreased by $11.0 million, or 34 percent, to $21.1 million in the 1998 Quarter. The 1997 Quarter benefited from significant international pay revenues earned by GoldenEye, Get Shorty and Species. There were no comparable releases in the 1998 Quarter. Network television revenues increased by $22.3 million to $24.0 million in the 1998 Quarter, principally due to the delivery of five new films, including GoldenEye, Get Shorty and Leaving Las Vegas, to network television in the 1998 Quarter as compared to only one film, Speechless, delivered in the 1997 Quarter. Worldwide syndicated television revenues decreased by $9.1 million, or 21 percent, to $34.9 million in the 1998 Quarter, principally due to lower international library sales. Other feature films' operating revenues increased $0.5 million in the 1998 Quarter.

  Operating income from feature films decreased by $23.3 million, or 70 percent, to $9.8 million in the 1998 Quarter as compared to the 1997 Quarter. The decrease in operating results in the 1998 Quarter reflects feature film write-downs of $15.4 million as compared to write-downs of $1.5 million in the 1997 Quarter.

  Television Programming. Television programming revenues increased by $12.6 million, or 39 percent, to $44.9 million in the 1998 Quarter as compared to the 1997 Quarter. Worldwide pay television revenues decreased by $7.1 million, or 55 percent, to $5.8 million in the 1998 Quarter, which included three series in broadcast on domestic pay television, The Outer Limits, Poltergeist and Stargate SG-1. The decrease in pay television revenues relates to the timing of deliveries of new episodes of such series to Showtime Networks, Inc. in the 1998 Quarter as compared to a larger number of episodes delivered in the 1997 Quarter. Worldwide syndicated television revenues increased by $21.4 million, or 133 percent, to $37.4 million in the 1998 Quarter, primarily due to the addition of the new series Stargate SG-1 and another season of The Outer Limits in international syndication, as well as increased sales of the Orion film library in the period. Worldwide home video revenues with respect to television programming decreased by $1.1million, or 42 percent, to $1.6 million in the 1998 Quarter. The 1997 Quarter benefitted from the release of Poltergeist in the domestic home video market. There were no comparable home video releases for television programming in the 1998 Quarter. Other miscellaneous television programming revenues decreased by $0.6 million in the 1998 Quarter.

  Operating income from television programming increased by $3.6 million, or 58 percent, to $9.8 million in the 1998 Quarter as compared to the 1997 Quarter. The increase in operating income in the 1998 Quarter was principally a result of the aforementioned increase in revenues.

  Other. Other revenues include distribution of consumer products, interactive media and branded programming services, all of which constitute emerging businesses for MGM Studios with relatively limited current operations, as well as music soundtrack and royalty income. The Company recognized an operating loss from other businesses of $1.1 million in the 1998 Quarter as compared to a loss of $9.4 million in the 1997 Quarter. Operating results in the 1998 Quarter include interactive revenue of $5.4 million, principally from the release of the interactive game Wargames, and consumer products revenue of $2.1 million. Correspondingly, operating results in the 1997 Quarter included interactive revenue of only $1.4 million, due to the lack of any significant new releases of interactive games, and consumer products revenue of $1.0 million. Expenses in the 1998 Quarter include interactive product and development costs of $5.8 million and consumer products' costs of $1.6 million, as compared to similar costs of $5.3 million and $0.5 million in the 1997 Quarter. In addition, the 1998 Quarter includes start-up losses of $1.5 million on the Company's newly launched cable programming joint venture MGM Networks Latin America, as compared to $3.8 million for start-up losses in the 1997 Quarter on the Company's investment in MGM Gold (Asia), whose operations were terminated in April 1998. Music soundtrack and royalty income in the 1998 Quarter aggregated $0.7 million as compared to $0.3 million in the 1997 Quarter.

  General and Administration Expenses. General and administration expenses decreased by $6.0 million, or 24 percent, to $19.1 million in the 1998 Quarter, primarily due to certain legal recoveries from which the

Company benefited and to a lesser degree cost savings associated with an overhead restructuring program initiated in the quarter (see "Severance and Related Costs" ).

  Severance and Related Costs. The Company incurred severance and related costs of $13.2 million in the 1998 Quarter, due to an overhead restructuring program initiated by management in the period. The Company expects to receive certain cost savings in future periods due to the implementation of this program.

  Goodwill Amortization. Goodwill amortization was $3.7 million and $3.6 million in the 1998 Quarter and the 1997 Quarter, respectively.

  Interest Expense, Net of Amounts Capitalized. Net interest expense increased by $6.6 million, or 43 percent, to $22.0 million in the 1998 Quarter as compared to the 1997 Quarter, primarily due to higher debt levels associated with the financing of the Orion Acquisition, as well as increased borrowings for operating and production activities.

  Income Tax Provision. The income tax provision of $1.1 million in the 1998 Quarter and $2.5 million in the 1997 Quarter primarily reflect foreign remittance taxes attributable to international distribution revenues.

 Nine Months Ended September 30, 1998 as Compared to Nine Months Ended September 30, 1997

  Feature Films. Feature film revenues increased by $195.1 million, or 40 percent, to $677.1 million in the nine months ended September 30, 1998 (the "1998 Period") compared to the nine months ended September 30, 1997 (the "1997 Period"). Explanations for the increase in revenues are discussed in the following paragraphs.

  Worldwide theatrical revenues increased by $188.3 million to $215.2 million in the 1998 Period due to the significant worldwide theatrical revenues earned by Tomorrow Never Dies and The Man In The Iron Mask, as well as the release in the domestic theatrical marketplace of Ronin, Species 2, Disturbing Behavior and Dirty Work, among others. In the 1997 Period, the Company released Hoodlum, Turbulence, Zeus and Roxanne and Warriors of Virtue, among others, in the domestic marketplace, and had no other significant worldwide theatrical revenues. Overall, in the 1998 Period the Company released eleven new feature films domestically and three new films internationally, as compared to nine films released domestically and only one new film in initial release internationally in the 1997 Period.

  Worldwide home video revenues decreased by $2.4 million, or 1 percent, to $271.4 million in the 1998 Period, which included the release in the domestic rental market of Tomorrow Never Dies, The Man In The Iron Mask, Red Corner and Hoodlum, among others, as compared to the release of Kingpin, Fled and Warriors of Virtue in the domestic rental market as well as the sell-through release of Larger Than Life in the 1997 Period. Although domestic home video revenues increased in the 1998 Period due to the significant revenues generated by the release of Tomorrow Never Dies and The Man In The Iron Mask, as well as the distribution of the Orion film library, international home video revenues were lower in the 1998 Period due to fewer new home video releases overseas than in the 1997 Period, which included significant revenues from the international releases of GoldenEye, Get Shorty and The Birdcage, among others.

  Worldwide pay television revenues from feature films decreased by $16.3 million, or 20 percent, to $65.5 million in the 1998 Period. In the 1998 Period, the Company delivered to the domestic pay television marketplace only two films as compared to eleven films delivered in the 1997 Period, which included The Birdcage. Network television revenues from feature films increased by $19.3 million, or 138 percent, to $33.3 million in the 1998 Period, principally due to the delivery of eight new films, including GoldenEye, to network television in the 1998 Period as compared to six new films delivered in the 1997 Period. Worldwide syndicated television revenues from feature films decreased by $0.1 million, or less than one percent, to $85.4 million in the 1998 Period, with slightly lower international library sales being partially offset by revenue from the distribution of the Orion film library for the entire 1998 Period (versus the distribution of the Orion film library from the July 10, 1997 acquisition date until the end of the 1997 Period). Other feature film revenues increased $6.3 million in the 1998 Period due to miscellaneous rebates and other income collected in the period.

  Operating income from feature films decreased by $52.5 million, or 64 percent, to $29.1 million in the 1998 Period as compared to the 1997 Period. The decrease in operating results in the 1998 Period reflects feature film write-downs on certain releases of $49.0 million as well as higher amortization on certain releases, partially offset by profit realized from the films Tomorrow Never Dies and The Man in the Iron Mask. There were feature film write-downs of only $1.5 million in the corresponding 1997 Period.

  Television Programming. Television programming revenues increased by $70.6 million, or 88 percent, to $150.7 million in the 1998 Period as compared to the 1997 Period. Network television revenues were $24.6 million in the 1998 Period, consisting of the deliveries of the new series The Magnificent Seven, the television miniseries Creature and one made-for-television movie. The Company had no series or television movies on network television in the 1997 Period. Worldwide pay television revenues decreased by $4.5 million, or 16 percent, to $23.2 million in the 1998 Period, which included three series in broadcast on domestic pay television, The Outer Limits, Poltergeist and Stargate SG-1, and one made-for-television movie, as compared to the same three series plus two television movies broadcast in the 1997 Period. Worldwide syndicated television revenues increased by $41.1 million, or 96 percent, to $83.9 million in the 1998 Period, primarily due to the addition of the new series Stargate SG-1 and Fame LA in worldwide syndication, the licensing of the international rights to Creature and the distribution of the Orion television library. Worldwide home video revenues with respect to television programming increased by $2.7 million, or 35 percent, to $10.4 million in the 1998 Period due to the domestic home video release of Garth Brooks Live In Concert and the television movie Twelve Angry Men, as well as the international home video release of Stargate SG-1. The remaining television programming revenue increase of $6.7 million was principally related to a payment received from a third party for the rights to create new episodes of Hollywood Squares and certain audit recoveries collected in the 1998 Period.

  Operating income from television programming increased by $15.0 million, or 499 percent, to $18.0 million in the 1998 Period as compared to the 1997 Period. The increase in operating income in the 1998 Period was principally a result of the aforementioned increase in revenues and the receipt of the Hollywood Squares remake rights payment, partially offset by write-downs of $5.0 million on certain television programming released in the period.

  Other. Other revenues include distribution of consumer products, interactive media and branded programming services, all of which constitute emerging businesses for MGM Studios with relatively limited current operations, as well as music soundtrack and royalty income. The Company recognized an operating loss from other businesses of $2.7 million in the 1998 Period as compared to a loss of $21.6 million in the 1997 Period. Operating results in the 1998 Period include interactive revenue of $5.8 million, principally from the release of the interactive game Wargames, and consumer products revenue of $7.7 million. Correspondingly, operating results in the 1997 Period included interactive revenue of only $2.1 million, due to the lack of any significant new releases of interactive games, and consumer products revenue of $4.8 million. Additionally, operating results in the 1998 Period include the receipt of a $10.0 million payment associated with the Company's sale of a portion of its investment in a Japanese pay television channel. Expenses in the 1998 Period include interactive product and development costs of $14.0 million and consumer products' costs of $5.7 million, as compared to similar costs of $12.6 million and $2.1 million in the 1997 Period. The 1998 Period also includes aggregate losses of $7.3 million on the Company's investment in MGM Gold (Asia), a satellite and cable delivered channel based in Asia whose operations were terminated in April 1998, and the Company's newly launched cable programming joint venture MGM Networks Latin America, as compared to $9.5 million for such start-up losses in the 1997 Period. Music soundtrack and royalty income in the 1998 Period aggregated $3.5 million as compared to $2.3 million in the 1997 Period.

  General and Administration Expenses. General and administration expenses increased by $9.5 million, or 16 percent, to $69.7 million in the 1998 Period as compared to the 1997 Period, primarily due to increased legal and professional fees of $6.2 million related to ongoing litigation and executive severance (prior to implementation of the restructuring program noted below) of $2.6 million. The 1998 Period included overhead charges of $1.8 million associated with the Orion Acquisition, as compared to $3.8 million in such charges in the 1997 Period. Additionally, in the 1997 Period the Company benefited from certain insurance recoveries of $3.3 million. There were no such recoveries in the 1998 Period. However, the Company achieved certain cost savings in the 1998 Period from a restructuring program initiated in the third quarter (see "Severance and Related Costs").

  Severance and Related Costs. The Company incurred severance and related costs of $13.2 million in the 1998 Period, due to an overhead restructuring program initiated by management in the period. The Company expects to receive certain cost savings in future periods due to the implementation of this program.

  Goodwill Amortization. Goodwill amortization increased by $3.2 million, or 43 percent, to $10.6 million in the 1998 Period as compared to the 1997 Period as a result of higher goodwill due to the Orion Acquisition.

  Interest Expense, Net of Amounts Capitalized. Net interest expense increased by $24.4 million, or 68 percent, to $60.5 million in the 1998 Period as compared to the 1997 Period, primarily due to higher debt levels associated with the financing of the Orion Acquisition, as well increased borrowings for operating and production activities.

  Income Tax Provision. The income tax provision of $6.4 million in the 1998 Period and $6.5 million in the 1997 Period primarily reflect foreign remittance taxes attributable to international distribution revenues.

EBITDA

 Quarters and Nine Months Ended September 30, 1998 and 1997

  The following table sets forth EBITDA (defined as operating income (loss) before depreciation and non-film amortization principally consisting of goodwill related to business combinations) for the quarters and nine months ended September 30, 1998 and 1997. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to, operating income, net earnings, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles. EBITDA does not reflect cash available to fund cash requirements, and the items excluded from EBITDA, such as depreciation and non-film amortization, are significant components in assessing the Company's financial performance. Other significant uses of cash flows are required before cash will be available to the Company, including debt service, taxes and cash expenditures for various long-term assets. The Company's calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

                                        QUARTER ENDED     NINE MONTHS ENDED
                                        SEPTEMBER 30,       SEPTEMBER 30,
                                      ------------------  -------------------
                                        1998      1997      1998       1997
                                      --------  --------  ---------  --------
                                       (UNAUDITED, AMOUNTS IN THOUSANDS)
Revenues:
  Feature films...................... $205,764  $185,813  $ 677,061  $482,011
  Television programs................   44,850    32,201    150,689    80,115
  Other..............................    9,008     3,054     29,533     9,956
                                      --------  --------  ---------  --------
    Total revenues................... $259,622  $221,068  $ 857,283  $572,082
                                      ========  ========  =========  ========
EBITDA:
  Feature films...................... $  9,809  $ 33,100  $  29,113  $ 81,645
  Television programs................    9,805     6,224     18,021     3,010
  Other..............................   (1,088)   (9,419)    (2,727)  (21,648)
  General and administration
   expenses..........................  (16,867)  (23,283)   (63,596)  (55,187)
  Severance and related costs........  (13,182)      --     (13,182)      --
                                      --------  --------  ---------  --------
    EBITDA...........................  (11,523)    6,622    (32,371)    7,820
Depreciation and non-film
 amortization........................   (5,879)   (5,368)   (16,723)  (12,425)
                                      --------  --------  ---------  --------
Operating loss.......................  (17,402)    1,254    (49,094)   (4,605)
Interest expense, net of amounts
 capitalized.........................  (22,022)  (15,415)   (60,450)  (36,014)
Interest and other income (expense),
 net.................................      249       133      1,994     1,521
                                      --------  --------  ---------  --------
Loss before provision for income
 taxes...............................  (39,175)  (14,028)  (107,550)  (39,098)
Income tax provision.................   (1,096)   (2,532)    (6,358)   (6,467)
                                      --------  --------  ---------  --------
    Net loss......................... $(40,271) $(16,560) $(113,908) $(45,565)
                                      ========  ========  =========  ========

LIQUIDITY AND CAPITAL RESOURCES

  In recent years the Company has funded its operations primarily from internally generated funds, bank borrowings and proceeds from the sale of equity securities including the IPO (as defined below) and the Tracinda Purchase (as defined below), which were completed in November 1997. During the nine months ended September 30, 1998, the net cash provided by operating activities was $317.9 million, the net cash used in investing activities (primarily additions to film costs, net) was $689.8 million, and the net cash provided by financing activities (net bank advances) was $375.5 million. The Company is currently operating under a business plan which anticipates substantial continued borrowing under the Amended Credit Facility, primarily to fund film and television production.

  On November 18, 1997, the Company issued and sold 9,000,000 new shares of the Common Stock at a price per share of $20, less an underwriting discount and offering expenses, for net proceeds of approximately

$165 million in an initial public offering (the "IPO"). Concurrent with the consummation of the IPO, Tracinda purchased directly from the Company 3,978,780 shares of the Common Stock, at a price per share of $20 less an amount equal to the underwriting discount per share for shares issued in the IPO, for an aggregate purchase price of $75 million (the "Tracinda Purchase"). Approximately $190 million of the net proceeds of the IPO and the Tracinda Purchase were used to repay existing bank debt with the remaining net proceeds retained and used for working capital and film financing purposes.

  On October 26, 1998, the Company issued to the holders of record of the Common Stock, at no charge to such holders, transferable subscription rights to subscribe for 84,848,485 shares of the Common Stock for $8.25 per share. The Rights Offering expires on November 16, 1998 unless extended by the Company, but in no event later than December 16, 1998. The total proceeds expected to be received by the Company from the Rights Offering is approximately $694.0 million (net of applicable fees and expenses estimated to be approximately $6.0 million). Holders of the Common Stock received 1.289 Rights for each share of the Common Stock held as of the Record Date. It is currently anticipated that the net proceeds will be used first to repay in full the amounts outstanding under the Bridge Loan and then used to pay the amounts outstanding under the Revolving Facility. As the Company's business plan calls for continued borrowing, the Company expects that any amounts repaid under the Amended Credit Facility out of the net proceeds will be reborrowed by the Company.

  On November 10, 1998, Orion entered into the PFE Agreement with PolyGram and Seagram for Orion to acquire the PFE Libraries, containing over 1,300 feature films, that are currently owned by PolyGram and its subsidiaries, including certain related assets. The PFE Agreement contemplates that the PFE Library Acquisition will be consummated on December 31, 1998, following the consummation of the proposed acquisition of PolyGram by Seagram. Seagram and Philips N.V., PolyGram's majority stockholder, have entered into a definitive agreement containing customary closing conditions for Seagram to consummate the Seagram/PolyGram Acquisition later this year. Under the PFE Agreement, Orion will assume certain liabilities of PolyGram and its subsidiaries incurred in the ordinary course of exploiting the PFE Libraries, which the Company believes are immaterial. The purchase price of the PFE Libraries is $235.0 million, which is payable in full in cash at the closing. The Company intends to fund the PFE Library Acquisition through an advance on the Revolving Facility at the time of closing.

  In addition to feature film and television programming capital requirements, the Company is obligated to fund 50 percent of the expenses of MGM Networks Latin America up to a maximum of approximately $14.1 million, in addition to the Company's initial capital contribution to the venture of $9.9 million. The Company has funded approximately $16.7 million under such obligations as of September 30, 1998. Other capital requirements, including the purchase of computer systems, equipment and other improvements are not expected to exceed $15.0 million annually in 1998 and 1999.

  The Company's cash flow in 1998 has been adversely affected by, and the Company determined to undertake the Rights Offering as a result of, several factors. First, the Company is making and has committed to make substantial investments that are more extensive than previously anticipated in connection with commitments entered into for new television programming. This new television production includes an aggregate of approximately 100 additional episodes for the Company's non-network programs, as well as 13 new episodes of The Magnificent Seven (which is a network program and thus produced at a greater deficit than the Company's non-network programs) for the 1998/1999 television season.

  Second, although Tomorrow Never Dies and The Man in the Iron Mask performed better than anticipated, three of the Company's other major theatrical releases since the IPO have performed substantially below expectations. The Company's short-term cash flow has been and will continue to be negatively affected by the unsuccessful releases, particularly during the ten to 15 months after release of such films. Although the Company anticipates that this short-term reduction will ultimately be offset by increased ancillary cash receipts from the two successful releases, such cash receipts will be realized over several years.

  Third, the Company's recent sales experience in the television syndication and home video markets indicates that the Company will realize cash from these sources over a period longer than originally anticipated. Fourth, during the six months ended June 30, 1998, the Company accelerated certain theatrical motion picture production in order to avoid the impact of an industry strike that had been threatened in the second quarter of 1998. As a result of this acceleration, the Company currently has eight motion pictures, comprising substantially all of its release slate through July 1999, for which principal photography has been completed and substantially all production costs have been expended. Other factors include increases in marketing and distribution expenses that have been higher than anticipated.

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

  The Company believes that cash flow from operations and the amounts available under the Amended Credit Facility, after giving effect to the Rights Offering, and the remaining net proceeds, if any, of the Rights Offering will be adequate to meet the Company's obligations and commitments and will enable the Company to continue to conduct its operations in accordance with its current business plan through the year 2002. The Company's belief as to the adequacy of its capital resources is based in part on the assumption that its motion pictures will perform as planned. However, no assurances can be given in this regard.

  If necessary in order to manage its cash needs, the Company could seek to reduce or delay its production or release schedules and to further increase its use of co-production, split-rights or other partnering arrangements. There can be no assurance that any such steps by the Company to reduce its cash needs would be adequate or timely, or that acceptable arrangements could be reached with third parties if necessary. In addition, although changes in the Company's production or release schedule or the increased use of partnering would improve the Company's short-term cash flow and (in the case of partnering) reduce the Company's risk relating to the performance of the relevant films, such steps could adversely affect long term cash flow and results of operations in subsequent periods.

  The Company is currently considering seeking alternative sources of film financing to take advantage of opportunities in the debt markets. However, no assurance can be given that the Company will be able to obtain any such financing, or any other financing that may be needed by the Company, on terms acceptable to the Company.

  The Company intends to continue to pursue its goal of becoming an integrated global entertainment company. In connection with its pursuit of this goal, the Company may consider various strategic alternatives, such as business combinations with companies with strengths complementary to those of the Company and other acquisitions, as opportunities arise. The Company may need to seek additional financing in order to complete any acquisitions.

  On October 15, 1997, the Company and its principal lenders entered into the Amended Credit Facility aggregating $1.3 billion consisting of the Revolving Facility, Tranche A Loan and Tranche B Loan. The Amended Credit Facility also contains provisions allowing, with the consent of lenders holding at least two-thirds of the aggregate loans and commitments and subject to syndication thereof, for an additional $200 million tranche, raising the potential amount of the Amended Credit Facility to $1.5 billion. No assurance can be given that such consent could be obtained or that such syndication could be completed. The Revolving Facility and Tranche A Loan bears interest at 2.25 percent over the Adjusted LIBOR, as defined therein, and the Tranche B Loan bears interest at 2.50 percent over the Adjusted LIBOR. The Company has entered into three year fixed interest rate swap contracts in relation to a portion of the Term Loans for a notional value of $500 million at an average rate of 8.6 percent, which expire in November 2000. Scheduled amortization of the Term Loans under the Amended Credit Facility commences with $33 million in 2001, $73 million in 2002, $103 million in

2003, $103 million in 2004, and $103 million in 2005, with the remaining balance at maturity. The Revolving Facility matures in October 2003, subject to extension under certain conditions.

  The Company executed a loan agreement with one of its principal lenders that provided for the Bridge Loan. On September 29, 1998, the Company borrowed in full the $100.0 million under the Bridge Loan and used the entire proceeds to repay a portion of the Revolving Facility. The entire outstanding balance of the Bridge Loan is expected to be repaid in November 1998 from a portion of the net proceeds from the Rights Offering.

  As of October 31, 1998, $127.0 million was available under the Amended Credit Facility. It is currently anticipated that the net proceeds from the Rights Offering will be used first to repay in full the amounts outstanding under the Bridge Loan and then used to pay the amounts outstanding under the Revolving Facility. As the Company's business plan calls for continued borrowing, the Company expects that any amounts repaid under the Amended Credit Facility out of the net proceeds will be reborrowed by the Company. If, for example, the PFE Library Acquisition is consummated, the Company expects to reborrow $235.0 million at the time of closing to finance such transaction. Giving effect to the use of the proceeds from the Rights Offering and the PFE Library Acquisition, the availability under the Amended Credit Facility as of October 31, 1998 would have been $486.0 million.

  The Amended Credit Facility contains various covenants, including limitations on indebtedness, dividends and capital expenditures and maintenance of certain financial ratios. The Amended Credit Facility was amended, effective March 30, 1998 and September 9, 1998, to modify certain of these financial covenants. Certain of the September 9, 1998 amendments are conditioned on the consummation of the Rights Offering. No assurances can be given that the Company will not cease to be in compliance with such amended or other covenants or conditions in the future.

YEAR 2000 DATE CONVERSION

  Impact of the Year 2000 Issue Introduction. The term "Year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the Year 2000 is approached and reached. These problems generally arise from the fact that most of the world's computer hardware and software have historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000's" from dates in the "1900's." These problems may also arise from other sources as well, such as the use of special codes and conventions in software that make use of the date field.

  State of Readiness. The Company's primary focus has been on its own internal systems. To date, the Company has completed the Year 2000 conversion with respect to all of its most critical computer systems and applications, which constitute approximately 70 percent of the Company's Year 2000 sensitive systems (together with those systems containing embedded microprocessors or other technology, "Systems"). The Company is in the testing or remediation phase with respect to the remainder of its Systems, which include most of the Company's computer hardware and other equipment containing embedded microprocessors or other technology. The Company expects to complete its Year 2000 conversion by March 31, 1999.

  Because of the substantial progress made by the Company towards its Year 2000 conversion, the Company does not anticipate that any additional significant changes will be required or that the Year 2000 issue will pose significant operational problems for the Company. However, if any necessary changes are not made or completed in a timely fashion or unanticipated problems arise, the Year 2000 issue may take longer for the Company to address and may have a material impact on the Company's financial condition and results of operations.

  In addition, the Company has had initial communications with certain of its significant suppliers, distributors, financial institutions, lessors and others with which it does business to evaluate their Year 2000 compliance plans and state of readiness and to determine the extent to which the Company's Systems may be affected by the failure of others to remediate their own Year 2000 issues. The Company is also in the process of distributing a Year 2000 assessment form to other parties, in order to provide the Company with further information as to their Year 2000 conversion progress. To date, however, the Company has received only preliminary feedback from such parties and has not independently confirmed any information received from other parties with respect to the Year 2000 issues. As such, there can be no assurance that such other parties will complete their Year 2000 conversion in a timely fashion or will not suffer a Year 2000 business disruption that may adversely affect the Company's financial condition and results of operations.

  Costs to Address the Year 2000 Issue. To date, the Company estimates that it has spent approximately $400,000 to address the Year 2000 issue, with the majority of the work being performed by Company employees. The aggregate cost to achieve Year 2000 conversion is estimated to be approximately $1.3 million. The Company intends to fund such costs from its operations and funds borrowed under the Amended Credit Facility. The Company believes such costs will not have a material adverse effect on its liquidity or financial condition. However, as the Company progresses with its Year 2000 conversion and implements any necessary changes to its Systems, certain additional costs may be identified. There can be no assurance that such additional costs will not have a material adverse effect on the Company's financial condition and results of operations.

  Risks of Year 2000 Issues. To date, the Company has not identified any System which presents a material risk of not being Year 2000 ready in a timely fashion or for which a suitable alternative cannot be implemented. However, as the Company progresses with its Year 2000 conversion, the Company may identify Systems which do present a material risk of Year 2000 disruption. Such disruption may include, among other things, the inability to process transactions or information, record and access data relating to the availability of titles in the Company's library for licensing and distribution, send invoices or engage in similar normal business activities. The failure of the Company to identify Systems which require Year 2000 conversion that are critical to the Company's operations or the failure of the Company or others with which the Company does business to become Year 2000 ready in a timely manner could have a material adverse effect on the Company's financial condition and results of operations.

  Contingency Plans. Because the Company's Year 2000 conversion is expected to be completed prior to any potential disruption to the Company's business, the Company has not yet completed the development of a comprehensive Year 2000-specific contingency plan. However, as part of its contingency Year 2000 effort, information received from external sources is examined for date integrity before being brought into the Company's internal systems. If the Company determines that its business or a segment thereof is at material risk of disruption due to the Year 2000 issue or anticipates that its Year 2000 conversion will not be completed in a timely fashion, the Company will work to enhance its contingency plan.

  The discussion above contains certain forward-looking statements. The costs of the Year 2000 conversion, the date which the Company has set to complete such conversion and possible risks associated with the Year 2000 issue are based on the Company's current estimates and are subject to various uncertainties that could cause the actual results to differ materially from the Company's expectations. Such uncertainties include, among others, the success of the Company in identifying Systems that are not Year 2000 compliant, the nature and amount of programming required to upgrade or replace each of the affected Systems, the availability of qualified personnel, consultants and other resources, and the success of the Year 2000 conversion efforts of others.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  Pursuant to the general instructions to Rule 305 of Regulation S-K, the disclosures called for by Item 3 and Rule 305 of Regulation S-K are inapplicable to the Company.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  Reference is made to the Registration Statement for a description of pending legal proceedings involving the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  During the quarter ended September 30, 1998, the Company contributed an aggregate of 18,457 shares of the Common Stock valued at $353,000 as its matching contribution to the MGM Savings Plan, of which 9,931 shares were unregistered at the time of contribution. On August 7, 1998, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission (which registration statement became effective upon filing) with respect to up to one million shares of the Common Stock authorized to be issued pursuant to the MGM Savings Plan. Registration was not required for such shares issued prior to August 7, 1998 because such transactions did not constitute a "sale" under Section 2(3) of the Securities Act of 1933, as amended.

ITEM 5. OTHER INFORMATION

  Reference is made to Note 8 to the Condensed Consolidated Financial Statements contained elsewhere herein for information regarding the Rights Offering, the Amendment and the PFE Library Acquisition.

  The Registration Statement was filed by the Company with the Securities and Exchange Commission in connection with the Rights Offering and was declared effective on October 26, 1998. The Prospectus contained in the Registration Statement (which, in connection with the Amendment, also constituted the Company's Information Statement pursuant to Rule 14c-2 under the Securities Exchange Act of 1934, as amended) was first mailed to stockholders on or about October 27, 1998.

  Under Rule 14a-8 of Regulation 14A of the Securities Exchange Act of 1934, as amended, a stockholder wishing to submit a proposal that qualifies for inclusion in the Company's proxy statement must submit his or her proposal to the Company before December 18, 1998 and must satisfy the other requirements of Rule 14a-8. Separately, under Rule 14a-4 of Regulation 14A, as recently amended, the Company may exercise discretionary voting authority under proxies it solicits to vote on a proposal made by a stockholder that the stockholder does not seek to include in the Company's proxy statement pursuant to Rule 14a-8, unless the Company is notified about the proposal before March 3, 1999 and the stockholder satisfies the other requirements of Rule 14a-4(c).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

 EXHIBIT
 NUMBER
 10.1    Amendment II and Waiver to Amended and Restated Credit Agreement;
          Amendment I to Amended and Restated Holdings Agreement, dated as of
          September 9, 1998, among the Company, MGM Studios, Orion, certain lenders, Morgan Guaranty Trust Company of New York, as agent, and
          Bank of America, as syndication agent (1).
 10.2    Form of Waiver and Amendment No. 1 to Amended and Restated
          Shareholders Agreement dated as of August 8, 1998 (1).
 10.3 Form Amendment No. 2 to Amended and Restated Shareholders Agreement dated as of September 1, 1998 (1).
 10.4    Form of Amendment No. 1 to Amended and Restated Investors Shareholder
          Agreement dated as of September 1, 1998 (1).
 27.     Financial Data Schedule

--------
(1) Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-1, as amended (File no. 333-60723).

  (b) Reports on Form 8-K

  The following reports on Form 8-K were filed during the quarter ended September 30, 1998:

      DATE:               RELATING TO:
      -----               ------------
      1. July 24, 1998    Press release re: Rights Offering
      2. August 6, 1998   Press release re: Rights Offering
      3. August 19, 1998  Press release re: Rights Offering and Seven Sale

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          METRO-GOLDWYN-MAYER INC.

November 12, 1998                                 /s/ Frank G. Mancuso
                                          By: _________________________________
                                                     FRANK G. MANCUSO
                                            CHAIRMAN OF THE BOARD OF DIRECTORS
                                                AND CHIEF EXECUTIVE OFFICER

November 12, 1998                                 /s/ Daniel J. Taylor
                                          By: _________________________________
                                                     DANIEL J. TAYLOR
                                              SENIOR EXECUTIVE VICE PRESIDENT
                                                AND CHIEF FINANCIAL OFFICER