Form 10-K
period 1998-12-31
METRO-GOLDWYN-MAYER INC
filed 1999-03-30
CIK 1026816

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

                  For the fiscal year ended December 31, 1998

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
             Title of each class                            on which registered
             -------------------                           ---------------------
        Common Stock, par value $0.01                     New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the Registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock (based on the last sale price of such stock as reported by the Dow Jones News Retrieval) held by non-affiliates of the Registrant as of March 19, 1999 was $172,604,534.

  The number of shares of the Registrant's common stock outstanding as of March 19, 1999 was 150,873,728.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain portions of Registrant's proxy statement for the annual meeting to be held on May 11, 1999 (the "Proxy Statement"), to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's fiscal year, are incorporated by reference under Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business

General

  Metro-Goldwyn-Mayer Inc., a Delaware corporation (together, unless the context indicates otherwise, with its direct and indirect subsidiaries, "MGM" or the "Company"), is an entertainment company that is engaged primarily in the development, production and worldwide distribution of theatrical motion pictures and television programs. The Company, including Metro-Goldwyn-Mayer Studios Inc. ("MGM Studios"), United Artists Corporation ("UA"), Orion Pictures Corporation ("Orion"), G2 Films Inc. (formerly known as Goldwyn Films Inc.) ("G2 Films") and its other subsidiaries, is one of only seven major film and television studios worldwide. With over 5,000 film titles and over 8,900 episodes of television programming, the Company's library (the "Library") constitutes the largest collection of feature films in the world. Motion pictures in the Library have won over 215 Academy Awards, including Best Picture Awards for Annie Hall, The Apartment, The Best Years of Our Lives, Dances With Wolves, Hamlet, In the Heat of the Night, Marty, Midnight Cowboy, Platoon, Rain Man, Rocky, Silence of the Lambs, Tom Jones and West Side Story. The Library also includes 20 titles in the James Bond film franchise, five titles in the Rocky film franchise and nine titles in the Pink Panther film franchise. The Company is currently celebrating its 75th anniversary.

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

  Tracinda, senior management of MGM Studios and Seven Network Limited, a company formed under the laws of Australia ("Seven"), formed the Company to acquire all of the outstanding capital stock of MGM Studios and its subsidiaries, including UA, in October 1996 for an aggregate consideration of $1.3 billion (the "MGM Acquisition"). Tracinda is wholly-owned by Mr. Kerkorian.

  In July 1997 the Company acquired all of the outstanding capital stock of Orion and its subsidiaries (the "Orion Companies"), including the entity formerly known as The Samuel Goldwyn Company ("Goldwyn") and now known as G2 Films, from Metromedia International Group, Inc. (the "Orion Acquisition"). In connection with the Orion Acquisition, the Company obtained the film and television libraries of the Orion

Companies consisting of approximately 1,900 film titles and 3,000 television episodes. The Landmark Theatres owned by the Orion Companies were excluded from the Orion Acquisition.

  In November 1997 the Company completed an initial public offering, whereby it issued and sold 9,000,000 new shares of common stock, $.01 par value per share (the "Common Stock") at a price per share of $20, less an underwriting discount, for net proceeds (after expenses of the initial public offering) to the Company of $165 million (the "IPO"). Concurrent with the consummation of the IPO, Tracinda purchased directly from the Company, at a purchase price of $18.85 per share (equal to the per share price to the public in the IPO, less the underwriting discount), 3,978,780 shares of the Common Stock for an aggregate purchase price of $75 million (the "Tracinda Purchase").

  On September 1, 1998, Tracinda and a Delaware corporation that is principally owned by Tracinda (collectively, the "Tracinda Group") purchased 16,208,463 shares of the Common Stock from Seven, representing all of the capital stock of the Company held by Seven, for a price per share of $24 and an aggregate purchase price of $389 million.

  In November 1998 the Company completed a rights offering (the "Rights Offering"), whereby it issued and sold 84,848,485 new shares of the Common Stock at a subscription price of $8.25 per share for net proceeds (after expenses of the Rights Offering) to the Company of $696.5 million. After giving effect to the completion of the Rights Offering and the exercise of the subscription rights distributed in connection therewith, the Tracinda Group continued to beneficially own approximately 89.5 percent of the outstanding Common Stock. In connection with the Rights Offering, the Company amended its Amended and Restated Certificate of Incorporation to increase the number of shares of the Common Stock authorized thereunder from 125,000,000 to 250,000,000. See "Item 4. Submission of Matters to a Vote of Securityholders."

  In January 1999 the Company acquired from PolyGram N.V. and its subsidiaries ("PolyGram") certain film libraries and film-related rights (the "PFE Libraries") for consideration of $235 million (the "PFE Library Acquisition"). The PFE Libraries contain over 1,300 feature films and are comprised of (i) the Epic library, which consists of approximately 1,000 film titles acquired between 1992 and 1997 by CLBN and CDR from various filmed entertainment companies, (ii) the library of films released by PolyGram before March 31, 1996 and (iii) the Island/Atlantic and Vision/Palace libraries, which were acquired by PolyGram. After giving effect to the PFE Library Acquisition, the Library currently contains over 5,000 film titles and over 8,900 episodes of television programming.

  On March 12, 1999, the Company and Warner Home Video ("WHV") entered into an agreement that terminates WHV's distribution of the Company's product in the home video markets on January 31, 2000. In connection with such agreement, the Company agreed to pay WHV $225 million, $112.5 million of which was paid on March 12, 1999 and the remaining $112.5 million (plus interest at a rate of eight percent per annum from March 1999) of which is payable in September 1999. For a further discussion, see "--Distribution--Home Video Distribution."

The Motion Picture and Television Industry

  Motion Pictures--General. The motion picture industry consists of two principal activities: production and distribution. Production involves the development, financing and production of feature-length motion pictures. Distribution involves the promotion and exploitation of motion pictures throughout the world in a variety of media, including theatrical exhibition, home video, television and other ancillary markets. The U.S. motion picture industry can be divided into major studios and independent companies, with the major studios dominating the industry in the number of theatrical releases. In addition to the Company (including Metro-Goldwyn-Mayer-Pictures Inc. ("MGM Pictures"), United Artists Pictures Inc. ("UA Pictures"), Orion and G2 Films), the major studios as defined by the Motion Picture Association of America ("MPAA") are The Walt Disney Company (including Buena Vista, Touchstone and Miramax) ("Walt Disney"), Paramount Pictures Corporation ("Paramount"), Sony Pictures Entertainment, Inc. (including Columbia (as defined below)) ("Sony Pictures"),

Twentieth Century Fox Film Corp. ("Fox"), Universal Studios, Inc.
("Universal"), and Warner Bros. (including Turner, New Line Cinema and Castle Rock Entertainment) ("Warner"). The major studios are typically large diversified corporations that have strong relationships with creative talent, exhibitors and others involved in the entertainment industry and have global film production and distribution capabilities.

  Historically, the major studios have produced and distributed the majority of high grossing theatrical motion pictures released annually in the United States. Over the past decade, the number of feature-length motion pictures released by the major studios has increased dramatically from 157 in 1989 (34.3 percent of the total) to 221 in 1998 (45.1 percent of the total). In addition, most of the studios have created or accumulated substantial and valuable motion picture libraries that generate significant revenues. These revenues can provide the major studios with a stable source of earnings that offsets the variations in the financial performance of their motion picture releases and other aspects of their motion picture operations.

  The independent companies generally have more limited production and distribution capabilities than do the major studios. While certain independent companies may produce as many films as a major studio in any year, independent motion pictures typically have lower negative costs and are not as widely released as motion pictures produced and distributed by the major studios. Additionally, the independent companies may have limited or no internal distribution organizations and may rely on the major studios for distribution and financing.

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

  The production and marketing of theatrical motion pictures requires substantial capital. The costs of producing and marketing motion pictures have increased substantially in recent years. These costs may continue to increase in the future, thereby increasing the costs to the Company of its motion pictures. Production costs and marketing costs are rising at a faster rate than increases in either domestic admissions to movie theaters or admission ticket prices, leaving the Company and all producers of motion pictures more dependent on other media, such as home video and television, and foreign markets.

  Motion Picture Distribution. The distribution of a motion picture involves the licensing of the picture for distribution or exploitation in various markets, both domestically and internationally, pursuant to a release pattern. These markets include theatrical exhibition, non-theatrical exhibition (which includes airlines, hotels and armed forces facilities), home video (including rental and sell-through), presentation on television (including pay-per-view, pay, network, syndication or basic cable) and marketing of the other rights in the picture and underlying literary property, which may include publishing, merchandising and soundtracks. The domestic and international markets generally follow the same release pattern, with the starting date of the release in the international market varying from being concurrent with the domestic theatrical release to being as long as nine months afterwards. A motion picture typically is distributed by a major studio or one or more distributors that acquire rights from a studio or other producer in one or more markets or media or a combination of the foregoing.

  Both major studios and independent film companies often acquire pictures for distribution through a customary industry arrangement known as a "negative pickup," under which the studio or independent film company agrees to acquire from a production company all rights to a film upon completion of production, and also acquire completed films, as well as all associated obligations.

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

  Television production can generally be divided into two distinct businesses: network production (i.e., television shows for ABC, CBS, NBC, Fox, UPN and WB) and non-network production (i.e., made-for-cable and first-run syndication). The economics of the two types of television production are different. In network production, a network generally orders approximately six to 13 initial episodes of each new series for a license fee equal to a percentage of the program's cost. The balance of the production cost can only be recouped through international sales and syndication if a series is successful and generally remains unrecouped for at least four years. In the non-network production or first-run syndication business, a producer seeking to launch a new series commits to produce a minimum number of episodes if the producer can "clear" the series by selling to individual television stations in sufficient markets throughout the country (generally comprising 70 percent of U.S. television households). Once produced, the episodes are immediately available for licensing to international broadcasters as well. This approach generally involves a lower production cost risk and earlier return on investment ("ROI") than the network production business; however, non-network programming also generally provides a lower ROI than successful network production. See "-- Production--Television Production."

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

Business Strategy

  The Company is a premier global entertainment content company. The Company's goal is to become a fully integrated global entertainment company and thereby maximize the value of its assets, including the Library and its film and television production units. To achieve this goal, the Company seeks to:

  Build and Leverage the Library. The Company believes that the Library is its most powerful asset and that the Library will continue to generate relatively stable cash flows through the worldwide distribution of its titles. Management seeks to maximize the value of the Library by (i) producing new motion pictures and television programs that will not only be successful on their own, but will also increase the depth and breadth of the Library,
(ii) aggressively marketing and repackaging the Library's titles, (iii) developing new distribution channels for delivering MGM branded programming,
(iv) capitalizing on developments in technology and (v) further penetrating international markets as they grow. As opportunities arise, the Company may acquire or form partnerships for new distribution channels for the Library. Although the Company does not currently contemplate pursuing any library acquisitions following its acquisition of the Orion library and the PFE Libraries, the Company may elect to evaluate such opportunities as they arise. Finally, the Company expects to the benefit from the early termination of WHV's distribution of the Company's product in the home video markets, as well as the reversion over time of certain rights to its Library that have been previously licensed to others revert to the Company over time. See "-- Distribution."

  Develop, Produce and Distribute Theatrical Motion Pictures. Through MGM Pictures and UA Pictures, the Company plans to produce or co-produce and distribute six to ten motion pictures annually across a variety of genres. The Company intends to (i) actively manage its production and release schedules to maximize overall performance of those motion pictures, (ii) tightly control development and production expenditures while maintaining the artistic integrity required to develop and produce successful feature films and (iii) utilize the Library as an inexpensive source for sequels and remakes and the expansion of certain well-tested, familiar film franchises. Additionally, the Company plans to produce, acquire or distribute approximately two to four specialty motion pictures annually through G2 Films. The Company may also distribute motion pictures produced by others.

  Develop, Produce and Distribute Television Programming. The Company intends to focus primarily on the development and production of series for pay television and the first-run syndication business and intends to use its extensive Library as a source of ideas. Under its non-network television programming strategy, the Company generally has been able to enter into contracts during or shortly after completion of production of a series that provide for the recovery over time of substantially all production costs for the series. In addition to non-network television programming, the Company also develops programs such as two-hour television movies and mini-series and recently produced a series for network television, The Magnificent Seven. The Company may also consider joint ventures, co-productions and other partnering arrangements for certain of its series. See "--Production--Television Production."

  Leverage the MGM Brand Name. The Company believes that the MGM name and its lion logo are among the most recognized in the world. The Company intends to capitalize on the value inherent in its name and logo through the distribution of branded programming and the selective development of high quality consumer products.

  The Company intends to continue to pursue its goal of becoming an integrated global entertainment company. In connection with its pursuit of this goal, the Company may consider various strategic alternatives, such as business combinations with companies with strengths complementary to those of the Company and other acquisitions, as such opportunities arise. The Company may need to seek additional financing in order to complete any acquisitions. Acquisitions involve numerous risks, including diversion of management's attention away from the Company's operating activities. There can be no assurance that the Company will not encounter unanticipated problems or liabilities with respect to any acquisitions that have been or may be completed by the Company or with the integration of an acquired company's operations with those of the Company, and there can be no assurance that the anticipated benefits of any acquisitions that have been or will be completed by the Company will be achieved.

Film and Television Library

  With the completion of the PFE Library Acquisition in January 1999, the Library became the largest motion picture library in the world. The Company currently owns or holds certain distribution rights to over 5,000 theatrical motion pictures. The Library also contains over half of all Hollywood studio feature films produced since 1948. In 1948, certain major studios negotiated consent decrees requiring that the studios separate their exhibition businesses from their production and distribution businesses and mandating the divestiture of certain theater holdings. This is generally believed to have triggered greater competition among the studios and an increased emphasis on the potential for commercial success in the development and production stages, resulting in a greater focus on the content and quality of the motion pictures produced and distributed by the studios. The Company believes that films produced and developed after 1948 generally are more valuable than films that were previously produced and developed.

  In addition to being the largest motion picture library in the world, the Library is also one of the most critically acclaimed libraries in the motion picture industry, representing one of the largest collections of Academy Award-winning films. The motion pictures in the Company's Library have won over 215 Academy Awards. Fourteen motion pictures in the Library have won the Academy Award for Best Picture, including Annie Hall, The Apartment, The Best Years of Our Lives, Dances With Wolves, Hamlet, In the Heat of the Night, Marty, Midnight Cowboy, Platoon, Rain Man, Rocky, Silence of the Lambs, Tom Jones and West Side Story.

  The Library also includes over 8,900 episodes from television series previously broadcast on prime-time network television or in first-run syndication, including episodes of The Addams Family, American Gladiators, Bat Masterson, Cagney & Lacey, Fame, Green Acres, Highway Patrol, In the Heat of the Night, Mr. Ed, The Patty Duke Show, Pink Panther, Sea Hunt and thirtysomething. The television series in the Library have won, among others, 59 Emmy awards and nine Golden Globe awards.

  The Library includes titles from a wide range of genres, including dramas, comedies, action-adventure movies, westerns and suspense thrillers. Management believes that the Library's diversity, quality and extensive size provides the Company with substantial competitive advantages. The Company seeks to continue to build upon these advantages by producing and acquiring new motion pictures across a variety of genres and budget ranges to update and enhance the Library. See "--Production--Motion Picture Production."

  The Company will continue to implement its strategy of developing new projects from existing Library assets. The Library represents a readily-available, "market tested" source of development ideas. For example, the Company had success with the film The Birdcage, a remake of La Cage aux Folles, and plans to release a remake of another of its Library titles, The Thomas Crown Affair, in June 1999. Furthermore, the Company has successfully expanded the valuable film franchises within its Library, most notably the James Bond franchise, with the commercial success of GoldenEye in 1995 and the release of the latest James Bond film, Tomorrow Never Dies, in December 1997. Tomorrow Never Dies has earned greater domestic box office receipts than any other film in the James Bond film franchise. Additionally, the Company has successfully developed television series based on Library motion pictures such as: The Magnificent Seven based on the movie of the same name; Poltergeist:
The Legacy based on Poltergeist; Stargate SG-1 based on Stargate; and All Dogs Go to Heaven, based on the movie of the same name. The Company also produced a remake of Twelve Angry Men as a made-for-television movie for Showtime Networks Inc. ("Showtime").

  The Company, together with Danjaq LLC (collectively with its predecessors, "Danjaq"), is the sole owner of all of the James Bond motion pictures. Eighteen James Bond motion pictures in the Library, in addition to the upcoming release The World Is Not Enough, are produced and distributed pursuant to a series of agreements with Danjaq. The motion pictures are produced by Danjaq, and the Company has the right to approve all key elements of the pictures, such as the selection of the director and the leading actors. The copyright in each of the motion pictures is owned jointly by the Company and Danjaq. Generally, the Company has the right to distribute each of the pictures in all media worldwide in perpetuity or for a term of 15 years. Where the Company's distribution rights are not perpetual, the rights revert to joint control by the Company and Danjaq after expiration of the distribution term. Danjaq owns any television series created that is based on the James Bond motion pictures, and the Company has the distribution rights to such series. Danjaq controls the merchandising rights with respect to the pictures, with the Company being entitled to receive a portion of the revenues from all merchandising licenses. Additionally, the Company controls all the marketing rights and the music from The Living Daylights (1987) and all subsequent pictures. All other rights relating to the pictures are controlled jointly by the Company and Danjaq. The agreements contain certain restrictions on the sale or licensing by the Company of any of its rights in the pictures.

  Additionally, two James Bond motion pictures had previously been produced by other parties. In 1967 Columbia Pictures Industries, Inc. ("Columbia") and Famous Artists Productions Ltd. (a subsidiary of the Company) produced Casino Royale pursuant to an earlier license from Ian Fleming and in 1983, Warner and Taliafilm, Inc. produced Never Say Never Again. In 1998 the Company acquired the rights to Never Say Never Again and, as more fully set forth below, the Company and Danjaq recently acquired the rights to Casino Royale. With these two acquisitions the Library now contains every James Bond motion picture ever made and the Company is the only studio to hold such rights.

  On October 13, 1997, Sony Pictures issued a press release announcing plans by its Columbia Pictures division to produce a series of new James Bond feature films based on works created by Ian Fleming, Kevin McClory and John Whittingham. On November 17, 1997, the Company and Danjaq filed an action in federal court in Los Angeles against Sony Corporation, Sony Pictures, Columbia, John Calley, Kevin McClory and Spectre Associates, Inc. ("Spectre") seeking declaratory and injunctive relief and/or damages for copyright infringement, trademark dilution, slander of title, unfair competition, inducing breach of contract and breach of fiduciary duties, and misappropriation of trade secrets. On January 23, 1998, the Company and Danjaq filed an amended complaint adding claims for trademark infringement, federal unfair competition and California trademark dilution. Among other things, the Company and Danjaq contend not only that Mr. McClory's rights were limited to remaking Thunderball but that even those rights have expired under U.S. law pursuant to the doctrine of Stewart v. Abend, 495 U.S. 207 (1990), and that the rights during the current term of the copyright to make films using the James Bond character and other aspects of Ian Fleming's James Bond novels were acquired by Danjaq. The Company and Danjaq now co-own most of these rights. On May 19, 1998, the Company and Danjaq filed a motion for preliminary injunction on the copyright and trademark issues to preclude Sony Pictures from preparation, production, distribution, advertising or other exploitation of a James Bond motion picture. On July 29, 1998, that motion was granted and Sony Pictures, Columbia and the other defendants were preliminarily enjoined from the production, preparation, distribution, advertising or other exploitation in the United States of a James Bond motion picture in any medium and from using the "James Bond" and the "James Bond 007" trademarks in the United States. The defendants appealed the District Court's order granting the preliminary injunction to the United States Court of Appeals for the Ninth Circuit. On December 2, 1998, the Ninth Circuit affirmed the District Court's order granting the preliminary injunction. Thereafter, defendants filed a petition for rehearing en banc, which was denied by a three-judge panel of the Ninth Circuit on December 28, 1998. On March 29, 1999, the Company and Danjaq entered into a settlement agreement with Sony Pictures, Columbia and Mr. Calley (the "Sony Parties") that provided for a payment by the Sony Parties and pursuant to which the Sony Parties entered into an agreement which effectively makes permanent the court's July 1998 preliminary injunction. Specifically, the Sony Parties agreed (i) not to make or distribute any James Bond motion pictures in the United States based on Thunderball or any other purported rights deriving from Mr. McClory, and (ii) not to utilize the "James Bond" and the "James Bond 007" trademarks in the United States. Mr. McClory and Spectre did not participate in this settlement agreement. The Sony Parties have reassigned their counterclaims for copyright infringement to Mr. McClory, and the court has set a status conference for May 3, 1999 to allow Mr. McClory time to inform the court whether or not he wishes to pursue that claim. See "Item 3. Legal Proceedings."

  Under the terms of a separate agreement entered into on March 29, 1999, the Company and Danjaq acquired from Columbia all of Columbia's rights to the 1967 James Bond film entitled Casino Royale and the Sony Parties agreed to broaden the contractual prohibition regarding making or distributing James Bond films and the James Bond trademarks, as described in the prior paragraph, throughout the world.

  The Company seeks aggressively to market and distribute titles in the Library in existing pay and free television, home video and other markets worldwide. The Company believes that the size of the Library allows the Company to minimize the over-exploitation of any title and therefore better preserve the ongoing value of the Library by actively managing the rotation of titles through such markets. During the most recent three-year period, the Company exploited approximately 80 percent of the theatrical motion picture titles and approximately 45 percent of the television title episodes in the Library (excluding the titles in the PFE Libraries, which could not yet be reflected in such calculation because of the recent nature of their acquisition by the Company). Rather than selling its titles on a single or multi-picture basis, the Company strives to strategically pool its motion picture and television titles into cohesive programming packages directed at specific markets, including purchasers of large quantity programming and services in emerging markets which may not have their own programming capabilities.

  The Company also seeks aggressively to market and distribute its titles through developing technology. The Company believes that the development and growth of direct broadcast satellite ("DBS") and other new distribution systems may generate significant incremental profits for the industry as the number of channels requiring content grows. The Company believes that, with its extensive Library, including the recent addition of the PFE Libraries, and its branded programming strategy, the Company is well positioned to benefit from such growth and development.

  The Company has differing types of rights to the various titles in the Library. In some cases, the Company owns the title outright, with the right to exploit the title in all media and territories for an unlimited time. In other cases, the title may be owned by a third party and the Company may have obtained the right to distribute the title in certain media and territories for a limited term. Even if a title is owned by the Company, the Company may have granted rights to exploit the title in certain media and territories to others. As of December 31, 1998, the Company owned outright, or had been granted rights in perpetuity to, approximately 60 percent of the titles in the Library (excluding the titles in the PFE Libraries, which could not yet be reflected in such calculation because of the recent nature of their acquisition by the Company). The Company's rights in the other Library titles (excluding the titles in the PFE Libraries) are limited in time and, pursuant to the terms of the existing arrangements, the rights granted to the Company expire with respect to approximately six percent of the Library over the next two years (i.e. through the end of 2000), with respect to another approximately 13 percent over the six years thereafter (from 2001 to 2007), and with respect to another approximately 18 percent thereafter (from 2008 on). The Company has generally been able to renew such rights on acceptable terms; however no assurances can be made that it will continue to be able to do so in the future. In accordance with industry practice, for purposes of calculating the size of the Library, the Company includes any title that the Company has the right to distribute in any territory in any media for any term.

  Due to certain long-term pre-paid licenses entered into by prior management, the Company does not expect to receive significant revenue with respect to substantial portions of its Library from domestic free and certain major international television markets for the next several years. As of December 31, 1998, the titles included in these licenses represent a cross-section of the titles in the Library, including approximately 50 percent of the pre-1990 MGM and UA titles, which have been licensed in one or more of the U.S., France, Spain and Germany, and approximately 25 percent of the Orion titles, which have been licensed in one or more of France, Spain, Germany and the United Kingdom. See "--Distribution--Pay and Free Television Distribution." The Company expects to benefit as certain rights to the Library that have been previously licensed to others revert to the Company over time. See "-- Distribution."

  In recent years the Company has derived approximately 40 percent of its revenues from non-U.S. sources due to its distribution of motion picture and television productions in foreign countries. As a result, the Company's business is subject to certain risks inherent in international trade, many of which are beyond its control, such as changes in laws and policies affecting trade, investment and taxes (including laws and policies relating to the repatriation of funds and to withholding taxes), differing degrees of protection for intellectual property and the instability of foreign economies and governments. In addition, fluctuations in foreign exchange rates can adversely affect the Company's business, results of operations and cash flows. See "--Regulation," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7A. Quantitative and Qualitative Disclosures about Market Risk."

Production

 Motion Picture Production

  The Company currently develops and produces theatrical motion picture projects through two separate production entities, MGM Pictures and UA Pictures. The Company operates these production units independently with separate management teams and allows them to pursue independently the best new projects on the creative side of the business. At the same time, the Company supports the units with the benefits of centralized marketing, sales, legal, physical production and distribution functions. Direct access to senior management also expedites major decision-making. By utilizing its two separate production units, management believes that the Company benefits from the distinct creative talents and perspectives of each of its chief production executives, resulting in greater diversity within its overall release slate.

  Through these production units, the Company intends under its current business plan to produce or co-produce and distribute six to ten motion pictures annually across a variety of genres and budget ranges and may also release additional pictures each year that are produced by other producers. Both production units employ a development staff of creative executives who work to refine concepts and scripts so that projects are developed to the point that production decisions can be made. The creative staffs of both MGM Pictures and UA Pictures currently have approximately 108 ongoing projects in the aggregate, which are in various phases of development and pre-production. The Company's current strategy is to have fewer projects in development at any one time than the other major studios in order to concentrate its efforts and assets on the projects that management believes could be the most commercially successful. The Company believes that this strategy results in lower development related write-offs and abandonment costs. Historically, the Company's development related write-offs and abandonment costs amounted to $24.1 million, $21.2 million, and $11.6 million in the years ended December 31, 1998, 1997 and 1996, respectively.

  Additionally, the Company plans to release approximately two to four specialty motion pictures each year through G2 Films. These motion pictures will be produced or co-produced by G2 Films or acquired through negative pickups or other distribution arrangements and will include motion pictures in a variety of genres generally involving producers and directors, writers or other talent who typically work outside of the studio system. The Company's investment in such pictures is expected to be significantly less than the Company's investment for pictures produced through MGM Pictures or UA Pictures. The Company believes that this strategy of releasing independent motion pictures will add greater diversity to the Company's release slate and enhance the Library both through the addition of new film product and the building of relationships with up-and-coming producers and directors, writers and other talent.

  In order to manage the financial risks inherent in motion picture production, management has developed a rigorous budgeting and approval process and strictly controls the cost of each motion picture through active management involvement in all phases of the production process. When a project is considered to have commercial potential, budgets are developed independently by the physical production department to determine the below-the-line cost of a motion picture. At a point early in this process, a preliminary below-the-line estimate is combined with potential above-the-line costs, such as talent costs and participations, to form a model of the total cost of the motion picture. The Company then performs sensitivity analyses to determine the motion picture's potential ROI. The ROI range is developed using a preliminary cost model together with a revenue model based on the picture's budget, genre, cast, international appeal and other factors. The Company believes that, as a result of its focus on budgeting and controlling production expenditures, it is able to avoid unnecessary cost-overruns and excess expenditures.

  The Company believes that it pursues fewer producer or talent "overhead" arrangements, in which a studio pays a portion of the overhead of creative talent (i.e., producer, director or actor) for the right to receive a "first look" at that party's projects, than other major studios. In general, the Company believes that its capital resources are better allocated to acquire literary properties or the services of talent for a specific project than to fund overhead. The Company's current business plan also calls for the Company's annual release slates to be comprised of proportionately fewer large budget "event" motion pictures than the current release slates of the other major studios.

  The Company does not own any studio facilities or stages but rather leases facilities and sound stages on an "as needed" basis in connection with the production of specific motion picture and television projects. The Company has not experienced any difficulties in leasing appropriate facilities and sound stages when needed.

  Motion picture production and distribution is highly speculative and inherently risky. There can be no assurance of the economic success of any motion picture since the revenues derived from the production and distribution of a motion picture (which do not necessarily bear a direct correlation to the production or distribution costs incurred) depend primarily upon its acceptance by the public, which cannot be predicted. The commercial success of a motion picture also depends upon the quality and acceptance of competing films released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. Further, the theatrical success of a motion picture is generally a key factor in generating revenues from other distribution channels. There is a substantial risk that some or all of the Company's motion pictures will not be commercially successful, resulting in costs not being recouped or anticipated profits not being realized. In that connection, although Tomorrow Never Dies and The Man In The Iron Mask performed better than anticipated, the Company's other major theatrical releases in 1998 performed below expectations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The following table details the Company's current 1999 release schedule.

                               Release Schedule

                         Approximate
          Title          Release Date         Summary              Principal Actors
          -----          ------------         -------              ----------------
At First Sight(2).......   Released   Based on the true story  Val Kilmer, Mira
                                      by Oliver Sacks          Sorvino, Kelly McGillis,
                                      (Awakenings) of a blind  Nathan Lane, Steven
                                      man whose sight is       Weber
                                      restored and the effects
                                      it has on him, his
                                      sister and the woman he
                                      loves.

Just the Ticket.........   Released   A story of love,         Andy Garcia, Andie
                                      redemption and faith     MacDowell
                                      centering on a ticket
                                      scalper who must
                                      confront his past in
                                      order to hold onto the
                                      girl he loves.

The Rage: Carrie 2(1)...   Released   A sequel to the 1976     Amy Irving, Emily Bergl,
                                      horror thriller, The     Jason
                                      Rage: Carrie 2 is a      London
                                      supernatural thriller
                                      about a teenage loner
                                      whose telekinetic powers
                                      awaken when she becomes
                                      the focus of a cruel
                                      high school joke.

The Mod Squad(2)........   Released   A trio of juvenile       Claire Danes, Giovanni
                                      delinquents become       Ribisi, Omar Epps, Josh
                                      undercover cops to       Brolin
                                      infiltrate a drug ring
                                      in the ultra-hip LA club
                                      scene.

Molly(2)................  April 1999  A mentally challenged    Elizabeth Shue, Aaron
                                      young woman's genius is  Eckhart
                                      unleashed after
                                      experimental surgery,
                                      while her brother's
                                      carefree lifestyle is
                                      turned on its side when
                                      he must care for her.

Tea With Mussolini......   May 1999   A coming-of-age tale     Cher, Judi Dench, Joan
                                      about an illegitimate    Plowright, Maggie Smith,
                                      child who struggles to   Lily Tomlin
                                      assert his independence
                                      and find his way into a
                                      life of art, taken from
                                      the autobiography of
                                      Franco Zeffirelli.


                           Approximate
          Title           Release Date          Summary              Principal Actors
          -----           ------------          -------              ----------------
One Man's Hero...........   May 1999    An adventure about the   Tom Berenger
                                        legendary Saint Patrick
                                        Battalion, who fought
                                        for Mexico alongside
                                        Pancho Villa in the
                                        Mexican-American War.

The Thomas Crown            June 1999   An adventure of a        Pierce Brosnan, Rene
 Affair(1)...............               millionaire playboy who  Russo
                                        steals a priceless work
                                        of art and then strikes
                                        up a fiery romance with
                                        the brilliant female
                                        insurance investigator
                                        who is on to his game.

Stigmata(2)..............   July 1999   When a young woman       Patricia Arquette,
                                        becomes the focus of     Gabriel Byrne
                                        brutal assaults by an
                                        unseen attacker, a
                                        priest becomes more
                                        concerned with saving
                                        her life than denouncing
                                        her claims.

Mr. Accident(3)..........  August 1999  The janitor of a free-   Yahoo Serious, Helen
                                        range chicken farm meets Dallimore
                                        the woman of his dreams
                                        and joins her in trying
                                        to thwart the tobacco
                                        industry's nefarious
                                        plans to addict new
                                        customers through
                                        nicotine-injected eggs.
Supernova(1)............. October 1999  Science-fiction thriller James Spader, Angela
                                        about a medical          Bassett, Lou Diamond
                                        spaceship that responds  Phillips, Robert Forster
                                        to a distress signal and
                                        takes on a mysterious
                                        passenger.

The World Is Not          November 1999 Michael Apted directs    Pierce Brosnan, Denise
 Enough(1)...............               the Company's 19th       Richards, Sophie Marceau
                                        installment of the James
                                        Bond series.

Flawless(2).............. December 1999 A tough, conservative    Robert De Niro, Philip
                                        security guard suffers a Seymour Hoffman
                                        stroke and is assigned a
                                        rehabilitative program
                                        that includes singing
                                        lessons with the drag
                                        queen next door.

--------
(1) Developed and produced by UA Pictures.
(2) Developed and produced by MGM Pictures.
(3) Developed and produced by G2 Films.

  The Company may revise the release date of a motion picture as the production schedule changes or in such a manner as the Company believes is likely to maximize revenues. Additionally, there can be no assurance that any of the motion pictures scheduled for release will be completed, that completion will occur in accordance with the anticipated schedule or budget, or that the motion pictures will necessarily involve all of the creative talent listed above. See the discussion above.

 Television Production

  The Company is engaged in the development and production of episodic television series, mini-series and movies for distribution on domestic and international television networks, local independent and network-affiliated television stations, pay television networks, basic cable networks and home video. Since the re-establishment of its television series production operations in 1994, the Company has obtained commitments for approximately 1,030 hours of television programming, of which approximately 40 percent remained to be aired as of December 31, 1998. Historically, the Company's television activities were focused on the traditional network production business and made-for-television movies, and many of the television programs in the Library were produced as network series. However, since the networks have substantially lowered the license fees as a percentage of the budget for network television programming in recent years, resulting in significantly larger production investment risks for the producers of such programming, the Company altered its television strategy in 1994 when the Company's management re-established the Company's television series production operations. See "--The Motion Picture and Television Industry."

  Since 1994 the Company has focused primarily on the development and production of series for the first-run syndication business, which involves a lower production investment risk for the Company, and movies and mini-series for both network and off-network broadcasters. The Company's strategy is designed to (i) minimize up-front capital investment through the production of series for the first-run syndication business and through co-production arrangements, (ii) minimize risks associated with large deficit financing by developing product such as two-hour movies or mini-series that generally offer stable, predictable cash flows, (iii) use valuable Library assets such as The Magnificent Seven, The Outer Limits, Poltergeist, Stargate and All Dogs Go to Heaven to develop recognizable products with enhanced marketability at a reduced cost and (iv) develop alternative types of programming, such as animated cartoon strips, talk shows, variety/magazine shows such as National Enquirer and reality-based programming such as LAPD--Life on the Beat.

  As part of its strategy, the Company has entered into a programming arrangement with Showtime whereby the Company provides television series and movies for premiere on Showtime. Showtime has agreed to license from the Company exclusive U.S. pay television rights to the following television series: (i) 122 hours (six seasons) of The Outer Limits (winner of the Cable Ace award for Best Dramatic Series in 1995 and 1996) of which 32 hours remained to be aired as of December 31, 1998; (ii) 66 episodes (three seasons) of Poltergeist: The Legacy of which no episodes remained to be aired as of December 31, 1998; (iii) 88 episodes (four seasons) of Stargate SG-1 of which 52 episodes remained to be aired as of December 31 1998; and (iv) two new series (for a minimum commitment of 21 and 43 episodes each, respectively, including a two-hour episode) to be produced by the Company for Showtime, with one new series to commence broadcast in 2000 and one to commence in 2001. Showtime has also committed to a two-hour pilot for Species, a possible television series based on the theatrical motion picture of the same name. The Company has also acquired worldwide (excluding Canada) distribution rights to the Showtime series Dead Man's Gun (a Cable Ace nominee for Best Dramatic Series in 1997). Twenty-two new episodes of such series will be produced, giving the Company a minimum of 44 episodes that have not previously been distributed outside North America. Following their initial exhibition cycle on Showtime, the Company intends to exploit these programs further in other markets. In this respect, the Company has recently entered into a license agreement with Sci-Fi Channel for the exclusive domestic basic cable exhibition rights of The Outer Limits, Poltergeist: The Legacy and Stargate SG-I.

  The programming agreement with Showtime also includes a commitment by Showtime to license seven made-for-television movies from the Company, five of which remained to be produced and all of which remained to be aired as of December 31, 1998.

  Additionally, the Company has obtained a commitment from Paxson
Communications ("Paxson") to license 88 episodes of Flipper, a one-hour series, which commitment includes a production order for 44 episodes. The series began airing in fall 1998 on Paxson's PAX NET network, comprised principally of owned and operated stations which cover in excess of 65 percent of U.S. television households.

  The Company also has obtained a commitment from Fox Family Worldwide to license 40 episodes (of which 14 episodes are newly commissioned) of All Dogs Go to Heaven, a half-hour animated series that began airing in fall 1998. The Company has also entered into agreements to produce for U.S. broadcast syndication (i.e. licenses to individual television stations) 40 half-hour episodes of Robocop: Alpha Commando, an animated series based on the feature motion picture Robocop, and 13 half-hour episodes of The Lionhearts, an animated series based on Leo, the familiar MGM lion, and his cartoon "family."

  In addition to National Enquirer, which will premiere in first-run syndication in fall 1999, the Company intends to develop additional series for first-run syndication for which production, if the Company elects to produce such series, would begin no earlier than 2000.

  From time to time, the Company may produce series for network television on a selective basis, which typically require deficit financing but generally offer the potential for greater financial return. In its first sale of a series to network television since 1994, the Company produced a two-hour pilot and 21 episodes of The Magnificent Seven for CBS during the 1997/98 and 1998/99 broadcast seasons.

  The Company may consider joint ventures, co-productions and other partnering arrangements for certain of its existing or future series in order to minimize the up-front capital investment and limit the financial risk to the Company with respect to the production of such series.

  Since the Company's ability to recover production costs and realize profits on its television programs depends on various factors, including but not limited to the programs' acceptance by the public, fluctuation in prevailing advertising rates, and the ability to distribute the programs into licenses subsequent to their first-run license, there can be no assurance that the Company can recover the production costs or realize profits on any television series. Thus, there is a substantial risk that some or all of the Company's television projects will not be commercially successful, resulting in costs not being recouped or anticipated profits not being realized. See "-- Distribution" and "--Competition."

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

  All motion pictures that are released theatrically by the Company in the U.S. and Canada, whether produced by MGM Pictures, UA Pictures, G2 Films or third parties, are marketed and distributed by Metro-Goldwyn-Mayer Distribution Co. Additionally, the Company generally distributes its motion pictures in theatrical markets outside of the U.S. and Canada through United International Pictures B.V. ("UIP"), a partnership owned equally by the Company, Paramount and Universal. UIP is the world's largest theatrical motion picture distribution company outside the U.S., with distribution activities in over 50 countries. UIP has a cost sharing arrangement that requires each partner to be responsible for one-third of UIP's annual operating overhead. UIP charges each partner a distribution fee of 35 percent of gross theatrical receipts until the fee equals one-third of the annual operating costs of the partnership, and thereafter a negotiated percentage of any additional gross receipts as a fee for incremental use of the organization. Each partner bears all of its own releasing costs and retains all cash flow from its pictures after payment of fees.

  The Company can elect to withdraw from UIP on November 1 of any year with at least one year's prior notice (although the Company has no current intention to withdraw). If the Company, or either other partner, withdraws, that partner is entitled to one-third of the book value of UIP less one-third of the estimated winding down costs of the partnership. Both Universal and Paramount have agreed not to withdraw from the partnership until after 2001; however, the Company believes that either party's exit from UIP would not have a material adverse effect on the Company's financial condition or results of operations, as the Company would expect to distribute its motion pictures in these territories by either modifying and downsizing the UIP structure or finding or developing satisfactory alternative methods for international distribution. There can be no assurance, however, that such alternatives would not result in decreased revenues or profitability. The partners are prohibited from transferring their respective partnership interests. UIP received a "Statement of Objections" from the Competition Directorate of the Commission of European Communities in January 1998. A hearing was held before the European Commission in September 1998. See "--Regulation."

  Co-Production and Distribution Agreements. In addition to producing feature motion pictures independently, the Company occasionally enters into co-production agreements, split rights deals and similar arrangements under which the Company retains certain distribution rights with respect to a picture and shares the cost of production with a partner that obtains other rights (generally outside of the U.S. and Canada). While such agreements limit the Company's risk relating to a motion picture's performance as they reduce the Company's production costs, such agreements also limit profitability. The Company also acquires rights to distribute films through negative pickup arrangements under which the Company acquires a completed motion picture, or certain rights therein, from a third party. Under co-production agreements, split rights deals or negative pickup arrangements, the Company may be committed to spend specified amounts for prints and advertising. Additionally, the Company occasionally enters into "rent-a-system" arrangements under which the Company provides distribution services to an independent film company for a percentage distribution fee. Under rent-a-system arrangements the independent film company generally is responsible for all print and advertising costs. These types of arrangements may be entered into before, during or after production of a particular motion picture.

  Theatrical Marketing. The Company's theatrical marketing department consists of five functional groups: research, media planning, advertising, promotion and publicity. The objective of the marketing department is to maximize each motion picture's commercial potential by designing and implementing a marketing campaign tailored to appeal to the picture's most receptive audience. The marketing process begins with research before a motion picture is completed. The research department determines, through audience screenings and focus groups, a motion picture's appeal to its most likely target audience. The marketing group begins to develop media plans and marketing materials well in advance of a motion picture's scheduled theatrical release. The media campaign generally begins six months before release with the circulation of teaser trailers, posters and exhibitor advertising materials. The campaign becomes more aggressive two to three months before release as full-length trailers are released in theaters and more significant materials are sent to exhibitors. Finally, a national campaign is launched four to five weeks before opening day. This media campaign generally involves advertising a picture's release on national television, including network prime time and syndication markets, national cable and radio and in magazines, newspapers and specific target markets, such as colleges. In addition, public appearances, such as television talk shows, are arranged for a picture's stars in order to promote the film. The entire process is managed by the Company's in-house staff, although outside agencies are frequently retained to provide creative input.

 Home Video Distribution

  The Company's marketing and distribution strategy in the home video market domestically and internationally is to (i) market its motion picture and television titles in cohesive packages, (ii) create branded product lines,
(iii) adapt to a maturing home video market and (iv) release new motion pictures into the home entertainment market at the time of the year that it believes will generate the most sales without diminishing revenues from other markets. Under current management, the Company has repackaged and repriced a number of Library titles through the creation of various branded lines. Examples of these branded lines include MGM's Movie Time, Contemporary Classics, Screen Epics, Vintage Classics and Musicals. The Company believes this strategy has resulted in increased shelf space in video retail stores and that this increased visibility has led to increased sales of Library titles. This strategy has also been used to expand the sales and distribution of the Orion catalog titles. The addition of the PFE Libraries in January 1999 is expected to enhance the longevity and sales potential of the existing branded lines and to contribute to the creation of new branded lines. Additionally, in connection with new films which it releases into the market, the Company often releases related Library films, or groups of Library films in order to increase sales of both the Library films and new releases. An example is the upcoming worldwide re-release of the James Bond video catalog in connection with the fall 1999 theatrical release of the Company's nineteenth installment of the James Bond series, The World Is Not Enough. The Company intends to continue this strategy of packaging groups of films or film franchises and releasing them in connection with the releases of its most highly visible new films.

  MGM Home Entertainment Inc. ("Home Entertainment") manages the marketing and distribution of both current feature motion pictures and Library product of MGM Studios and its subsidiaries in the home video and other home entertainment markets.

  In 1990, as part of the acquisition of MGM/UA by Pathe, MGM-Pathe (the predecessor in interest to MGM Studios), MGM/UA and UA Pictures (collectively, the "Parties") entered into an agreement (as amended, the "WHV Agreement") with the predecessor to WHV. Under the WHV Agreement, the Parties granted to WHV certain home video distribution rights with respect to new motion pictures and the motion picture library of MGM/UA, UA Pictures and their respective affiliates, subject to certain limited exceptions, throughout the world for a distribution fee expressed as a percentage of worldwide home video revenues (as determined under the WHV Agreement) and reimbursement of certain distribution expenses. The WHV Agreement was originally scheduled to expire in May 2003, with the home video rights of each of the films still covered by the WHV Agreement at that time reverting to MGM Studios or its affiliates five years after the film's initial availability in the U.S. home video market. On March 12, 1999 the Company, WHV and Turner entered into an agreement to accelerate the expiration of the WHV Agreement. The Parties restructured the terms of the WHV Agreement, which will function as an interim distribution agreement (the "Transitional Video Agreement"), under which WHV will distribute certain of the Company's product in the home video marketplace while the Company establishes its own home video distribution network. The Transitional Video Agreement expires on January 31, 2000. In addition to accelerating the expiration of the WHV Agreement, (i) the Company agreed to pay WHV $225 million, $112.5 million of which was paid on March 12, 1999 and the additional $112.5 million (plus interest at a rate of eight percent per annum from March 1999) of which is payable in September 1999, (ii) the Company reconveyed as of January 1, 1999 to WHV the right that the Company had to distribute in the home video markets worldwide until June 2001, approximately 2,950 titles from the Old MGM Library, the Turner library and all pre-1949 Warner titles, which titles had been serviced under the WHV Agreement, and
(iii) the Company, WHV and Turner released any claims against each other arising out of the WHV Agreement and the Turner video distribution agreements including claims previously advanced by WHV with respect to the Orion library. Under the Transitional Video Agreement, all security interests in favor of WHV over the assets of the Company have been released and the restrictive provisions previously contained in the WHV Agreement have been terminated, including restrictions on the acquisition and disposition of film rights and the requirement that the product of future affiliates of the Company be distributed under the WHV Agreement. WHV will distribute on home video the motion pictures that the Company elects to make available in the home video market throughout the world for a distribution fee determined under the Transitional Video Agreement and reimbursement of certain distribution expenses. In general, the percentage varies from 10 percent to 15 percent based upon the amount of worldwide home video revenues during the term and other factors. MGM Studios and its affiliates maintain direct control of all significant elements of distribution such as the determination of release dates, marketing, return policies and pricing for these home video releases. Laser disc and digital video disc ("DVD") distribution rights are also covered by the Transitional Video Agreement.

  Even with the WHV Agreement in effect, the Company's home video sales have increased since 1993. From 1993 to 1998, the Company increased its annual worldwide home video gross revenue from feature films by 102 percent, from $243.0 million to $491.2 million. The Company believes that this increase is a result of more effective and efficient marketing by the Company, the distribution of more current product, the distribution of more titles due to the Orion Acquisition, the renegotiation by the Company of key vendor relationships and a reorganization of the Company's distribution infrastructure. Management believes that the agreement reached with WHV to accelerate the expiration of the WHV Agreement is an important step in enabling the Company to manage home video distribution in a more cost-effective manner and further increase sales and profitability.

  The Company has recently begun entering into revenue sharing agreements for certain of its rental titles, pursuant to which the Company leases titles to rental establishments and receives a percentage of the consumer rental revenues generated from such titles. The Company anticipates that it will continue to enter into more of such agreements in the future. Although no assurance can be given, in part because of the recent introduction of these arrangements in the industry, the Company believes that such arrangements may increase its revenues from the home video rental market, by allowing the Company to participate in increased revenues from successful titles, although such revenues will be received over a longer period.

  The Company had licensed to Hallmark Entertainment Distribution Company, Inc. ("Hallmark") the right to distribute in the U.S. home video market substantially all of the library of G2 Films and Goldwyn. In February 1999, Hallmark's rights under such license reverted to the Company.

  During 1998, the Company has released 15 Orion films to the rental market, including features Ulee's Gold, Fall, The Locusts and Retroactive, as well as the Company's television productions, Twelve Angry Men and the two-hour pilot of Stargate SG-1. The Company has also released under the Orion banner certain titles produced by Playboy Entertainment, the distribution rights to which were obtained as part of the Orion Acquisition.

  The Company intends to capitalize on developing technologies such as DVD, a high-quality mass-produced delivery system for video and audio data. The Company believes that DVD is a promising technology that could generate significant incremental profits for the industry because, among other things, the format may be more attractive to retail purchasers than videocassettes. The Company was among the first major studios to make titles available on DVD and, as of December 31, 1998, ranked fourth in total DVD market share behind Warner, Sony Pictures and Universal. Tomorrow Never Dies has become the largest selling DVD title yet released. The Company believes that it is well positioned to benefit if DVD is successful, since the high quality of DVD is expected to create additional demand for the many classic or familiar "collectible" titles in the Library. As DVD is a developing technology, it is uncertain when and if DVD will become a substantial revenue source; however the Company was encouraged by the progress of the format in 1998 and believes that DVD may increasingly provide incremental profits to the Company in the future.

 Pay and Free Television Distribution

  General. The Company generally licenses its current theatrical motion pictures for pay television through output agreements pursuant to which films not yet produced are pre-licensed for a specified fee paid on delivery. The Company believes that output agreements with international distributors with recognized expertise are beneficial as they assure that a significant advance will be received for a given territory and that a prominent distributor with recognized distribution and marketing capabilities will distribute the picture in such territory.

  The Company intends to enter into relatively short-term licenses of its Library motion pictures for pay and free television in packages that are strategically designed for the relevant marketplace. The Company has created a proprietary database for use by its salesforce which contains detailed information on each of the Company's films, including dates of availability, media controlled by the Company, sales history, genre, format, length, stars, soundtrack, etc. This information can be utilized by the sales force in order to create strategically designed packages of motion pictures based on one or more various criteria. The Company believes that this system is one of the most advanced in the entertainment business and provides its sales force with an advantage in a competitive marketplace that requires large amounts of diverse content and is becoming more receptive to packaged programming.

  Domestic Pay Television. The Company and Showtime have entered into a theatrical motion picture output agreement requiring the Company's future theatrical motion pictures to air on Showtime's pay television network. The first output period expires upon the first to occur of August 31, 2001 or the delivery of 150 pictures (other than specialty pictures) under the agreement. As of December, 1998, the Company had delivered 36 pictures to Showtime. The second output period commences on September 1, 2001 and expires upon the first to occur of December 31, 2003 or the delivery of 65 additional pictures (other than specialty pictures). Additionally, the agreement requires the Company's future specialty motion pictures (i.e., pictures released under the G2 Films logo) to air on Showtime's pay television network. The output period for specialty motion pictures expires upon the first to occur of December 31, 2003 or the delivery of 50 specialty motion pictures. The license fees for each picture are determined according to a formula based on U.S. theatrical rentals of such picture, with special provisions applicable to the specialty motion pictures.

  Orion and Home Box Office ("HBO") have entered into a theatrical motion picture output agreement requiring future theatrical motion pictures produced and distributed by Orion (excluding pictures produced by G2 Films and distributed under both the prior and current G2 Films and Goldwyn logo) to air on HBO's pay television network. The license fees for each picture are determined according to a formula based on U.S. theatrical rentals of such picture. The agreement expires on December 31, 2001, but HBO has the right to extend the agreement through December 31, 2006.

  Domestic Free Television. The Company distributes its feature motion pictures to U.S. and Canadian networks, local television stations in the U.S. and Canada and basic cable networks. The Company also generates revenue by granting syndication licenses on a barter basis. Barter syndication allows the television stations to license the Company's product in exchange for a portion of the local commercial air time. The Company, in turn, sells the inventory of commercial air time to advertisers on a national basis, while the television stations retain a portion of the commercial air time for local advertisers. The Company has used outside barter companies to sell television spots to advertisers in the past, but the Company commenced its own barter sales business in 1996.

  In connection with the acquisition of MGM/UA by Pathe in November 1990, MGM-Pathe licensed the domestic free television rights to a substantial portion of its library (the UA library and the post-1986 MGM/UA titles in theatrical release at the time) and selected television programs to Turner for a period of ten years beginning from the availability of each such product in that market. The license excludes motion pictures released theatrically after 1987. With respect to most of the motion pictures and television programming covered by the license, the domestic free television rights revert to the Company between 2000 and 2003. The Company expects to receive relatively little revenue from the licensing of the product covered by the agreement with Turner in the domestic free television market until such product reverts to the Company. The Company believes that, due to the significant increases in licensing fees for domestic television since 1990, the expiration of the Turner license and the subsequent ability of the Company to freely license the Library in this market will generate incremental revenue for the Company. See "--Film and Television Library."

  International Pay and Free Television. The Company currently distributes its motion pictures and television product through pay television licenses in over 90 territories. The Company has output agreements with licensees in major territories, including Germany, France, the United Kingdom, Spain, Italy, Japan and Brazil. In 1998, the Company received $52.1 million in revenue from international pay television distribution, accounting for four percent of the Company's total revenue for the year.

  The Company currently distributes its motion pictures and television product through free television licenses in over 100 territories. In 1998 the Company received $147.4 in revenues under these agreements, accounting for 12 percent of the Company's total revenues for the year. These license arrangements typically provide licensees with the right to exhibit the licensed motion pictures on television for a specific number of airings over a period of three to seven years.

  However, in connection with the acquisition of MGM/UA by Pathe in November 1990, MGM-Pathe entered into long-term licenses of pay and free television rights for theatrical and television movies and, in some cases, television series in its Library at that time with United Communications (France) and F.O.R.T.A. (Spain). A similar agreement had been entered into in 1984 with Degeto Film (Germany). Substantially all of the license fees under these long-term licenses have already been paid to the Company, and therefore, the Company does not expect to receive significant revenue from these licenses in future periods. With respect to most of the motion pictures licensed to United Communications, the rights granted revert to the Company between 2000 and 2003. The James Bond features were excluded from such license. With respect to most of the motion pictures licensed to F.O.R.T.A., the free television rights revert to the Company between 1997 and 2000. With respect to most of the motion pictures and television series licensed to Degeto Film, the distribution rights granted revert to the Company between 1999 and 2010. See "--Film and Television Library."

  Additionally, Orion has entered into certain long-term licenses covering a significant number of its library motion pictures in the international free and pay television markets. Orion has already received substantially all of the license fees under these licenses, and therefore, the Company does not expect significant revenue from these licenses in future periods. Orion has licensed titles to Capitol Film and TV International (Germany), Compagnie Luxembourgeoise de Telediffusion (France), British Sky Broadcasting (the United Kingdom), Film Finance Group, Inc. and Principal Network Limited (Italy) and Televisio de Catalunya, S.A. (Spain). The distribution rights granted to Capitol Film and TV International revert to Orion in 2025. The distribution rights granted to Compagnie Luxembourgeoise de Telediffusion revert to Orion between 2003 and 2013. The distribution rights granted to British Sky Broadcasting currently are reverting to Orion, with such reversion being complete in 2002. The distribution rights granted to Film Finance Group, Inc. and Principal Network Limited revert to Orion between 1999 and 2012. The distribution rights granted to Televisio de Catalunya, S.A. currently are reverting to Orion, with such reversion being complete in 2010. The Company believes that, due to the importance of France, Spain, Germany, the United Kingdom and Italy and the significant increases in licensing fees for television in these markets since 1990, the expiration of these licenses and subsequent ability of the Company to freely license its Library in these markets could create substantial incremental revenue for the Company.

  The MGM/UA and Orion licenses discussed above (in "--Domestic Free Television" and "--International Pay and Free Television") cover a cross-section of the motion pictures in the Library. Although the Company exploits the remaining titles in the Library in these markets, they do not generate significant revenues.

  In addition to licensing packages of films, the Company holds equity positions ranging from approximately five percent to 25 percent in joint ventures such as LAPTV, Telecine, Star Channel and MovieVision, which are emerging international premium film satellite television networks broadcasting in different territories around the world. The Company has entered into license agreements with respect to each of LAPTV, Telecine, Star Channel and MovieVision, licensing theatrical and television motion pictures and, in some cases, television series to each of the ventures.

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

  In April 1998, the Company and its 50 percent equity partner, an indirect subsidiary of Tele-Communications, Inc., decided to terminate their joint venture in MGM Gold (Asia). MGM Gold (Asia) was a 24-hour satellite and cable delivered service based and distributed in Asia that featured programming from the Library. The recent economic deterioration in Southeast Asia, which has resulted in diminished growth in multi-channel television households, and slower than anticipated penetration in India and China were the primary factors influencing the decision to cease the operations of the joint venture. As of December 31, 1998, the Company had invested $13.2 million in the venture. The Company anticipates that the formal dissolution of the venture will be concluded shortly and that the Company will not incur any additional costs with respect to the venture.

  In May 1998 the Company and an indirect subsidiary of United International Holdings ("UIH") combined their Latin American cable programming businesses into a joint venture to form MGM Networks Latin America. Under the terms of the joint venture, the Company acquired a 50 percent equity interest in the venture by contributing its branded Brazilian channel MGM Gold Brazil, which began operations in December 1997. In turn, UIH contributed its 100 percent interest in United Family Communications, which produces and distributes The Family Channel Latin America and Casa Club TV to satellite and cable television distributors throughout Latin America and Brazil, for a 50 percent interest in the joint venture. The Company shares equally in the profits of the venture and is obligated to fund 50 percent of the joint venture's expenses up to a maximum of approximately $24.0 million, of which the Company had funded approximately $12.4 million as of December 31, 1998. The Company has entered into license agreements with MGM Networks Latin America, licensing certain motion pictures and trademarks to the venture. The joint venture is based in Coral Gables, Florida.

  Over the next 12 months, The Family Channel Latin America will be re-branded and reintroduced as MGM Latin America and MGM Brazil. MGM Latin America and MGM Brazil are general entertainment channels programmed primarily with MGM theatrical and television product. Casa Club TV is a women's and children's channel offering home and garden, cooking and children's programming. As of December 31, 1998, MGM Networks Latin America distributed its signal to approximately 3.4 million homes in 15 countries throughout Latin America.

Trademarks and Consumer Products

  The Company owns the registered trademarks Metro-Goldwyn-Mayer, MGM, United Artists, UA, Orion and variations thereof, as well as trademarks, logos and other representations of characters, such as The Pink Panther, from motion pictures and television series produced or distributed by the Company. In 1998 the Company received $10.7 million in revenue from the licensing of these trademarks, logos and other representations.

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

  In February 1980 Old MGM granted to a predecessor-in-interest to MGM Grand, Inc. an exclusive open-ended royalty-free license, which was amended in 1992 and further amended in 1998. Pursuant to the license, as amended, MGM Grand, Inc. has the right to use certain trademarks that include the letters "MGM," as well as logos and names consisting of or related to stylized depictions of a lion, in its resort hotel and/or gaming businesses and other businesses that are not related to filmed entertainment. In 1986 MGM/UA granted MGM Grand Air, Inc. ("Grand Air") an exclusive open-ended royalty-free license to use one of its logos consisting of a stylized depiction of a lion in Grand Air's airline business. See "Item 13. Certain Relationships and Related Transactions."

  In June 1985 Old MGM granted to Walt Disney Productions ("Disney Productions") an exclusive long-term worldwide license (the "Disney License") to use all trademarks, trade names and logos and names of or related to MGM Studios that do not include "United Artists" or "UA" and materials from certain MGM and UA motion pictures and television programming in movie theme parks of Disney Productions that include a working movie production studio, as long as Disney Productions makes the annual license payments. The Disney License becomes non-exclusive with respect to the licensed trademarks, trade names and logos on May 1, 2004 and is subject to early termination under certain circumstances. Additionally, if Disney Productions did not develop a movie theme park in any given territory by June 27, 1994, the Disney License requires that Disney Productions reconvey all the licensed rights in that territory to MGM Studios. MGM Studios requested the reconveyance of the licensed rights in all territories except the U.S., and Disney Productions reconveyed those rights in 1995 for all territories except the U.S. and Western European territories in 1995. The Company filed a lawsuit against Disney Enterprises, Inc. ("Disney") to compel the reconveyance of the licensed rights in Western Europe and for termination of the Disney License and received a jury verdict in its favor with respect to the rights in Western Europe in November 1997. The court granted summary adjudication in favor of Disney denying the Company the right to terminate Disney's U.S. rights under the Disney License. The Company appealed this aspect of the decision. In an unpublished opinion filed February 16, 1999, the Court of Appeal affirmed the trial court's summary adjudication in favor of Disney on this issue. The Company filed a petition for rehearing on March 3, 1999, which was denied on March 11, 1999. On March 26, 1999, the Company filed a Petition for Review of the Appellate Court's decision with the Supreme Court of the State of California.

  For additional information regarding the Company's operating segments, see the Company's Consolidated Financial Statements and the Notes thereto.

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

  The entertainment industry in general, and the motion picture and television industry in particular, are continuing to undergo significant changes, primarily due to technological developments. Due to this rapid growth of technology, shifting consumer tastes and the popularity and availability of other forms of entertainment, it is impossible to predict the overall effect these factors will have on the potential revenue from and profitability of feature-length motion pictures and television programming.

Employees

  As of December 31, 1998, the Company had approximately 870 full-time and part-time regular employees in its worldwide operations. Of that total, approximately 130 were primarily engaged in production and development, approximately 310 were primarily engaged in sales, marketing and distribution and approximately 430 were primarily engaged in management and administration. Approximately 160 of the Company's employees are currently covered by employment contracts. The Company also hires additional employees on a picture-by-picture basis in connection with the production of the Company's motion pictures and television programming. The salaries of these additional employees, as well as portions of the salaries of certain full-time employees of the Company who provide direct production services, are typically allocated to the capitalized cost of the related motion pictures or television programming. The Company believes that its employee and labor relations are good.

  Approximately 30 of the Company's current employees (and many of the employees that the Company hires on a project-by-project basis) are represented under industry-wide collective bargaining agreements with various unions, including the Writers Guild of America (the "WGA"), the Directors Guild of America (the "DGA") the Screen Actors Guild ("SAG"), and the International Alliance of Theatrical Stage Employees. A strike, job action or labor disturbance by the members of any of these organizations may have a material adverse effect on the production of a motion picture or television program within the United States.

Regulation

  In 1994 the U.S. was unable to reach agreement with its major international trading partners to include audiovisual works, such as television programs and motion pictures, under the terms of the General Agreement on Trade and Tariffs Treaty ("GATT"). The failure to include audiovisual works under GATT allows many countries (including members of the European Union, which consists of Austria, Belgium, Denmark, Germany, Greece, Finland, France, Ireland, Italy, Luxembourg, The Netherlands, Portugal, Spain, Sweden and the United Kingdom) to continue enforcing quotas that restrict the amount of U.S. produced television programming which may be aired on television in such countries. The European Union Council of Ministers has adopted a directive requiring all member states of the European Union to enact laws specifying that broadcasters must reserve, where practicable, a majority of their transmission time (exclusive of news, sports, game shows and advertising) for European works. The directive must be implemented by appropriate legislation in each member country. Under the directive, member states remain free to require broadcasters under their jurisdiction to comply with stricter rules. For example, France requires that original French programming constitute a required portion of all programming aired on French television. These quotas generally apply only to television programming and not to theatrical exhibition of motion pictures, but quotas on the theatrical exhibition of motion pictures could also be enacted in the future. There can be no assurance that additional or more restrictive theatrical or television quotas will not be enacted or that countries with existing quotas will not more strictly enforce such quotas. Additional or more restrictive quotas or more stringent enforcement of existing quotas could materially and adversely affect the business of the Company by limiting the ability of the Company to exploit fully its motion pictures internationally.

  Distribution rights to motion pictures are granted legal protection under the copyright laws of the U.S. and most foreign countries, which laws provide substantial civil and criminal sanctions for unauthorized duplication and exhibition of motion pictures. The Company seeks to take appropriate and reasonable measures to secure, protect and maintain or obtain agreements to secure, protect and maintain copyright protection for all of its motion pictures or television programming under the laws of applicable jurisdictions. Motion picture piracy is an international as well as a domestic problem. Motion picture piracy is extensive in many parts of the world, including South America, Asia (including Korea, China and Taiwan), the countries of the former Soviet Union and other former Eastern bloc countries. In addition to the MPAA, the Motion Picture Association, the American Film Marketing Association and the American Film Export Association monitor the progress and efforts made by various countries to limit or prevent piracy. In the past, these various trade associations have enacted voluntary embargoes of motion picture exports to certain countries in order to pressure the governments of those countries to become more aggressive in preventing motion picture piracy. In addition, the U.S. government has publicly considered trade sanctions against specific countries which do not take steps to prevent copyright infringement of U.S. produced motion pictures. There can be no assurance that voluntary industry embargoes or U.S. government trade sanctions will be enacted. If enacted, such actions could impact the amount of revenue that the Company realizes from the international exploitation of its motion pictures depending upon the countries subject to such action and the duration of such action. If not enacted or if other measures are not taken, the motion picture industry (including the Company) may continue to lose an indeterminate amount of revenues as a result of motion picture piracy.

  Article 85(1) of the Treaty of Rome prohibits certain agreements and concerted practices which prevent, restrict or distort trade within the European Union. In 1989 after several years of proceedings before the European Commission, UIP received an exemption from Article 85(1) with respect to its theatrical distribution activities in the European Union. In connection with this exemption, UIP gave certain undertakings to the European Commission. The 1989 exemption expired in 1993, and although UIP has filed an application seeking renewal of such exemption, such renewal has not yet been granted. In July 1996 the European Commission conducted unannounced visits of four of UIP's offices in Europe, interviewing officers and copying documents.

These visits were based on complaints submitted to the European Commission by third parties, to the effect that UIP was acting in an anti-competitive manner and was not complying with certain of the undertakings given by it in connection with receiving the 1989 exemption. In addition, on January 16, 1998, the Competition Directorate of the Commission of the European Communities issued a Statement of Objections in response to UIP's renewal application. The Statement of Objections indicates that, although a final decision has not been taken, the Commission is of the opinion that the exemption granted to UIP in 1989 should not be extended and that UIP should be required to cease operations in the European Union. UIP responded to the Statement of Objections on May 15, 1998 and a hearing was held before the European Commission in late September 1998. There can be no assurances that the 1989 exemption will be renewed or renewed on terms acceptable to UIP. If the 1989 exemption is not renewed at all or not renewed on terms satisfactory to UIP and UIP ceases or reduces operations, the Company believes that it will be able to find or develop satisfactory alternative methods for international distribution, although such alternatives may result in decreased revenues and profitability from such distribution.

  On February 2, 1999, the United States Department of Justice (Antitrust Division), in the course of an antitrust investigation, issued a Civil Investigative Demand ("CID") to the Company, requiring it to produce certain documents and answer certain interrogatories concerning conduct, activities or proposed action in the motion picture exhibition industry. The Company believes that similar demands were issued to other major studios. The Company is in the process of complying with the CID. While the Company has communicated with the Department of Justice regarding the investigation, the Company believes it is too early to determine the Department of Justice's intentions and whether the Company is a target of the investigation.

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

Item 2. Properties

  The Company leases approximately 375,000 square feet of office space, as well as related parking facilities, for its corporate headquarters in Santa Monica, California under several leases which generally expire in May 2003. The Company also leases approximately 27,000 square feet in New York City for its East Coast publicity, marketing and theatrical and television distribution offices under a lease that expires in June 2004. Additionally, the Company leases approximately 40,000 square feet of office space in Los Angeles, California, which has been used by Orion, under a lease that expires in January 2004. The current monthly rent for the above properties is approximately $1.1 million in the aggregate (in addition to taxes, insurance and certain expenses paid by the Company). The Company has subleased the office space used by Orion prior to its acquisition by the Company. In addition, the Company maintains relatively small domestic theatrical and television distribution branches in Boca Raton, Chicago, Montreal, San Juan and Toronto and has small international television distribution offices in London and Sydney. In 1998 the Company closed its Paris office and consolidated its European distribution operations to its London office. The Company also leases studio facilities and stages from unaffiliated parties on an as-needed basis in connection with the production of specific motion picture and television projects.

  The Company believes that its current facilities are adequate to conduct its business operations for the foreseeable future.

Item 3. Legal Proceedings

  In the matter entitled Estate of Jim Garrison, et al. v. Warner Bros., Inc., et al., which was filed as a putative class action in Los Angeles County Superior Court in November 1995 against, among others, MGM Pictures and UA Pictures and the other major studios, the court denied class certification in August 1996 with respect to the plaintiffs' claims for breach of contract, breach of implied covenant, unjust enrichment, imposition of constructive trust and declaratory relief and, initially, granted class certification with respect to plaintiffs' claims for price fixing under the Sherman Antitrust Act, price fixing under state law, boycott/concerted refusal to deal under the Sherman Antitrust Act and boycott/concerted refusal to deal under state law. The court subsequently announced that its grant of the plaintiffs' class certification motion might have been "inadvertent" and issued an order on its own motion requesting briefing on the issue whether the class should be decertified. After such briefing and by Order dated May 26, 1998, the court decertified the plaintiff class with respect to plaintiffs' remaining claims for price fixing under the Sherman Antitrust Act, price fixing under state law, boycott/concerted refusal to deal under the Sherman Antitrust Act and boycott/concerted refusal to deal under state law. The plaintiffs have announced their intention to proceed against all defendants, including MGM Pictures and UA Pictures, on their legal theories but solely as to the Warner Bros. motion picture "JFK." Trial has been set for October 18, 1999. The defendants filed motions for summary judgment. By Order entered January 28, 1999, the court denied defendants' motions in part and continued defendants' motions in part, reopening discovery limited to certain issues related to one motion and ordering supplemental briefing regarding those issues. In March 1999, the parties lodged with the court a stipulation and proposed order dismissing the case with prejudice. The Company anticipates that the court will order the case dismissed shortly.

  In May 1996 MGM Studios initiated an action in Los Angeles County Superior Court against Disney to compel the reconveyance of rights granted to Disney Productions with respect to Western European territories under the Disney License. See "Item 1. Business--Trademarks and Consumer Products." MGM Studios also claims that Disney Productions' breach of the reconveyance obligation entitles MGM Studios under the terms of the Disney License to terminate the Disney License altogether. The Company believes that if the Disney License is terminated, the loss of revenue to the Company will be minimal, and the Company may be able to relicense or otherwise exploit these rights on more favorable terms. Trial proceedings with respect to such action began in October 1997, and the Company has received a jury verdict in its favor with respect to the Western European rights on November 5, 1997. The court granted summary adjudication in favor of Disney denying the Company the right to terminate Disney's U.S. rights under the Disney License. The Company appealed this aspect of the decision. In an unpublished opinion filed February 16, 1999, the Court of Appeal affirmed the trial court's summary adjudication in favor of Disney. The Company filed a petition for rehearing on March 3, 1999, which was denied on March 11, 1999. On March 26, 1999, the Company filed a Petition for Review of the Appellate Court's decision with the Supreme Court of the State of California.

  In the two consolidated litigations entitled Turner Broadcasting System, Inc. et al. vs. Tracinda Corporation and Turner Broadcasting System, Inc., et al. vs. Metro-Goldwyn-Mayer Inc., (Base File CV-S-97-415), in April 1998 the Company moved to dismiss the Amended Complaint against it on jurisdictional grounds. In such litigation, MGM Studios, as successor-in-interest to UA, and Tracinda are defendants in consolidated actions in the United States District Court for the District of Nevada. Turner alleges that, as a result of Turner's 1986 acquisition of a predecessor-in-interest to MGM Studios and related transactions, there was a $260 million tax loss and that the defendants are contractually obligated to pay over to Turner any resulting tax benefits attributable to that loss that Tracinda has received or will be allowed. The Company has not claimed and will not receive any such tax benefits. The Internal Revenue Service has disallowed both Turner's and Tracinda's tax claims, which are now subject to appeal from the United States Tax Court. Based upon information to date, the Company's management believes that it is unlikely that the Turner litigation will have a material adverse effect on the Company's financial condition or results of operations. The Nevada court has stayed the action against MGM Studios pending a final decision in the tax court proceedings.

  Orion is a defendant in a matter entitled Sidney Sapsowitz et al. v. John W. Kluge, Metromedia International Group, Inc., and Orion Pictures Corp., et al., which was filed in June 1997. The plaintiffs claim a "finder's fee" of $28.5 million in connection with the Orion Acquisition. Pursuant to the terms of agreements executed in connection with the Orion Acquisition, the Company has indemnification from Metromedia International Group, Inc. with respect to the payment of any finder's fee. As a result, management believes that the Sapsowitz litigation will not have any material adverse effect on the Company's financial condition or results of operations.

  In December 1998, the action entitled Samuel Goldwyn, Jr., et al. v. Metro-Goldwyn-Mayer Studios Inc., et al., which had been pending in the Los Angeles County Superior Court and in which the Company had been a defendant, was dismissed by agreement between the parties. The plaintiff's complaint, originally served in October 1997, had alleged, among other things, fraud and deceit, breach of various agreements, breach of fiduciary duty, trademark infringement and unfair competition. The complaint had sought, among other relief, damages in excess of $5 million, an injunction against the defendants' use of the trademarks covered by the trademark license, injunctive relief preventing the Company from using the "Goldwyn" name in connection with the licensing or exhibition of any new film that had not been acquired by G2 Films, termination of a distribution agreement and unspecified punitive damages.

  On November 17, 1997, the Company and Danjaq filed an action in federal court in Los Angeles against Sony, Sony Pictures, Columbia, John Calley, Kevin McClory and Spectre seeking declaratory and injunctive relief and/or damages for copyright infringement, trademark dilution, slander of title, unfair competition, inducing breach of contract and breach of fiduciary duties, and misappropriation of trade secrets, based on Sony Pictures' publicized assertion on October 13, 1997 that it had the right (together with Mr. McClory) to create its own James Bond film franchise.

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

  The Fleming-McClory litigation was resolved in 1963 by a settlement among Mr. Fleming, Mr. McClory and the other parties to the litigation in which Mr. McClory acknowledged that Mr. Fleming was the creator and proprietor of the James Bond character. Pursuant to that settlement, Mr. McClory was, in effect, given the film rights in the Thunderball documents and scripts attached to the settlement agreement, the rights to reproduce any part of Mr. Flemings's Thunderball novel in a film and to exhibit any such film in any manner whatsoever and the rights to use the James Bond character in the film Thunderball. The Company believes these rights, at most, give Mr. McClory the right to make films of the story in the novel Thunderball (i.e. a "remake" of Thunderball). Mr. McClory produced the film Thunderball (with UA and Danjaq) in 1965. Mr. McClory has at various times since 1963 taken the position that he has broader rights to use the James Bond character than simply remake Thunderball, but since 1965 he has only made the 1983 film Never Say Never Again, which Mr. McClory claimed was a remake of the film Thunderball.

  The complaint filed in November 1997 by the Company and Danjaq seeks various forms of legal relief based on the Company's position that the defendants do not have any legal right to produce or distribute a franchise of James Bond films, or any James Bond films, in the United States. On January 23, 1998, the Company and Danjaq filed an amended complaint adding claims for trademark infringement, federal unfair competition and California trademark dilution. The Company and Danjaq contend not only that Mr. McClory's rights were limited to remaking Thunderball but that even those rights have expired under U.S. law pursuant to the doctrine of Stewart
v. Abend, 495 U.S. 207 (1990), and that the rights during the current term of the copyright to make films using the James Bond character and other aspects of Ian Fleming's James Bond novels were acquired by Danjaq. The Company and Danjaq now co-own most of these rights. They also contend that Mr. Calley misappropriated trade secret information about the James Bond franchise when he left UA Pictures for Sony Pictures. On February 12, 1998, Sony Pictures and Columbia filed an answer and counterclaim asserting, among other things, that Mr. McClory owns the rights to materials he claims were the genesis of the cinematic James Bond, and that Sony Pictures is the assignee of those rights and that they are therefore owed an accounting of profits on all James Bond films Danjaq and the Company have produced and marketed in the United States. Mr. McClory answered the complaint on March 19, 1998, asserting contentions similar to Sony Pictures'. On April 10, 1998, the Company and Danjaq filed a motion to dismiss a portion of one of Sony Pictures' claims for relief, the Third Claim For Relief seeking an accounting of the Company's and Danjaq's profits in exploiting the James Bond franchise. While that motion was pending, but before it was heard, Sony Pictures and Columbia on May 1, 1998 filed a First Amended Counterclaim making certain modifications to their claims, including a modification to the Third Claim For Relief so that it no longer seeks an accounting but instead seeks damages for copyright infringement. On May 19, 1998, the Company and Danjaq filed a motion for preliminary injunction on the copyright and trademark issues to preclude Sony Pictures from preparation, production, distribution, advertising or other exploitation of a James Bond motion picture. On July 29, 1998, that motion was granted and Sony Pictures, Columbia and the other defendants were preliminarily enjoined from the production, preparation, distribution, advertising or other exploitation in the United States of a James Bond motion picture in any medium and from using the "James Bond" and the "James Bond 007" trademarks in the United States. The defendants appealed the District Court's order granting the preliminary injunction to the United States Court of Appeals for the Ninth Circuit. On December 2, 1998, the Ninth Circuit affirmed the District Court's order granting the preliminary injunction. Thereafter, defendants filed a petition for rehearing en banc, which was denied by a three-judge panel of the Ninth Circuit on December 28, 1998. On March 29, 1999, the Company and Danjaq entered into a settlement agreement with the Sony Parties that provided for a payment by the Sony Parties and pursuant to which the Sony Parties entered into an agreement which effectively makes permanent the court's July 1998 preliminary injunction. Specifically, the Sony Parties agreed (i) not to make or distribute any James Bond motion pictures in the United States based on Thunderball or any other purported rights deriving from Mr. McClory, and (ii) not to utilize the "James Bond" and the "James Bond 007" trademarks in the United States. Mr. McClory and Spectre did not participate in this settlement agreement. The Sony Parties have reassigned their counterclaims for copyright infringement to Mr. McClory, and the court has set a status conference for May 3, 1999 to allow Mr. McClory time to inform the court whether or not he wishes to pursue that claim.

  Under the terms of a separate agreement entered into on March 29, 1999, the Company and Danjaq acquired from Columbia all of Columbia's rights to the 1967 James Bond film entitled Casino Royale and the Sony Parties agreed to broaden the contractual prohibition regarding making or distributing James Bond films and the James Bond trademarks, as described in the prior paragraph, throughout the world. See "Item 1. Business--Film and Television Library."

  The Company believes that a remake of Thunderball by Mr. McClory would not have a material adverse effect on the Company's business or results of operations. However, a determination that Mr. McClory has broader rights to produce or exploit other films, television programs or other similar programs that are based, in whole or in part, on the James Bond character or that he has a right to any of the profits from the James Bond films that Danjaq and the Company have produced could have a material adverse effect on the Company's business and results of operations.

  On December 10, 1997, plaintiffs Nova Entertainment, GmbH and HAT International, GmbH filed suit in the United States District Court for the Central District of California, against the Company, for claims arising out of the Company's decision in 1997 not to enter into a financing, production and distribution arrangement with the plaintiffs. The complaint seeks damages in excess of $90 million in fees the plaintiffs claim they would have received from an alleged production of nine motion pictures over three years, along with punitive damages in an unstated amount. In response to the plaintiffs' complaint, the Company has denied all of plaintiffs' allegations, including their claims for breach of both oral and written contract. On December 31, 1997 and March 2, 1998, the Company filed consecutive motions to dismiss. The motions were granted in part, leaving only plaintiffs' claims for breach of oral contract, fraud, negligent misrepresentation and interference with prospective economic advantage. Discovery is ongoing. Based upon information to date, the Company's management believes that it is unlikely that the plaintiffs' claims will have a material adverse effect on the Company's financial condition or results of operations. The Company plans vigorously to defend itself against such claims.

  On February 2, 1999, the United States Department of Justice (Antitrust Division), in the course of an antitrust investigation, issued a CID to the Company, requiring it to produce certain documents and answer certain interrogatories concerning conduct, activities or proposed action in the motion picture exhibition industry. The Company believes that similar demands were issued to other major studios. The Company is in the process of complying with the CID. While the Company has communicated with the Department of Justice regarding the investigation, the Company believes it is too early to determine the Department of Justice's intentions and whether the Company is a target of the investigation.

  In addition, from time to time the Company becomes involved in other litigation arising in the normal course of business, and the Company believes that none of such other litigation as is currently pending will have a material adverse effect on the Company's financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Securityholders

  In connection with the Rights Offering, the Company amended its Amended and Restated Certificate of Incorporation (the "Amendment") in order to increase the number of shares of the Common Stock authorized thereunder from 125,000,000 to 250,000,000. The Amendment ensured that the Company had enough authorized shares to effect the Rights Offering and to allow for other future issuances by the Company. The Amendment was approved by the Board of Directors of the Company and the Tracinda Group, which represents a majority of the outstanding Common Stock. Pursuant to Section 228 of the Delaware General Corporation Law, the Company notified all holders of Common Stock of this action by way of the prospectus issued in connection with the Rights Offering (which also served as an Information Statement pursuant to Rule 14c-2 under the Exchange Act). The approval by the Tracinda Group (in the form of a written consent) was sufficient to satisfy the applicable requirements under Delaware law that the Amendment be approved by the stockholders of the Company. No further approval by or meeting of holders of the Common Stock was required in connection with the Amendment. Thus, the Company did not solicit any proxies or consents in connection with the Amendment. The Amendment took effect upon the completion of the Rights Offering.

Item 4(a). Executive Officers of the Company

  Frank G. Mancuso, age 65, has been the Chairman of the Board and Chief Executive Officer of the Company since October 1996 and has been the Chairman of the Board and Chief Executive Officer of MGM Studios since July 1993. Prior to joining MGM Studios, Mr. Mancuso was the Chairman and Chief Executive Officer of Paramount from September 1984 to March 1991, having served Paramount in numerous other capacities beginning in 1963, and was an entertainment industry consultant and private investor from March 1991 to July 1993.

  A. Robert Pisano, age 56, was appointed as a director and Vice Chairman of the Board of Directors of the Company immediately following the IPO. Mr. Pisano has served as Vice Chairman of the Company and MGM Studios since March 1997 and, prior thereto, served as Executive Vice President of MGM Studios from August 1993 to March 1997. Prior to joining MGM Studios, Mr. Pisano was Executive Vice President of Paramount from June 1985 to May 1991, where he served as General Counsel and a member of the Office of the Chairman. Prior to 1985 and from February 1992 to August 1993, Mr. Pisano was a partner with the law firm of O'Melveny & Myers LLP.

  William A. Jones, age 57, has been Senior Executive Vice President and Secretary of the Company and MGM Studios since June 1997 and, prior thereto, served as Executive Vice President-Corporate Affairs and Secretary of MGM Studios since January 1995. Mr. Jones served as Executive Vice President, General Counsel and Secretary of MGM-Pathe and MGM Studios from May 1991 to January 1995 and as General Counsel and Secretary of predecessors to the Company since 1983. Mr. Jones was a director of MGM-Pathe from June 1991 to January 1992.

  Daniel J. Taylor, age 42, has been Senior Executive Vice President and Chief Financial Officer of the Company and MGM Studios since June 1998 and, prior thereto, was Executive Vice President--Corporate Finance since August 1997. From May 1991 to July 1997, Mr. Taylor served as an executive of Tracinda. Prior thereto, Mr. Taylor served as Vice President--Taxes and in various other capacities at the predecessor of the Company, from 1985 to May 1991.

  Robert Brada, age 33, has been Executive Vice President and General Counsel of the Company and MGM Studios since August 1998 and, prior thereto, served as Executive Vice President of the Company and MGM Studios from June 1998 through August 1998 and was Senior Vice President and Deputy General Counsel since June 1995. Prior to joining MGM Studios, Mr. Brada was with the law firm of White & Case LLP in its Los Angeles and Paris offices from 1990 to June 1995.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Common Stock

  The Company's Common Stock is listed with, and trades on, the New York Stock Exchange ("NYSE") under the symbol "MGM." On March 19, 1999 the closing sale price per share of the Common Stock on the NYSE, as reported by the Dow Jones News Retrieval, was $11.31. The following table sets forth the high and low closing sale prices of the Common Stock on the NYSE, as reported by the Dow Jones News Retrieval, for the period from the date of commencement of trading of the Company's Common Stock on the NYSE, November 13, 1997 through December 31, 1998.

                                                                 High     Low
                                                               -------- -------
   1997
     Fourth Quarter (November 13-December 31, 1997)........... $21 7/8  $19 3/8
   1998
     First Quarter............................................  24 1/2   17 1/2
     Second Quarter...........................................  27       21 1/2
     Third Quarter............................................  22 3/16  13 7/8
     Fourth Quarter...........................................  13 3/16   7 1/8

  As of March 19, 1999, there were 150,873,728 shares issued and outstanding and in excess of 2000 beneficial holders of the Company's Common Stock, including individual participants in security position listings.

  The Company has not paid any dividends to date on the Common Stock and currently intends to retain any earnings to provide funds for the operation and expansion of its business and for the servicing and repayment of indebtedness. Therefore, the Company does not intend to pay cash dividends on its Common Stock for the foreseeable future. Furthermore, as a holding company with no independent operations, the ability of the Company to pay cash dividends will be dependent upon the receipt of dividends or other payments from its subsidiaries. In addition, the Company's principal credit facility contains certain covenants which, among other things, restrict the payment of dividends by the Company. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Any determination to pay cash dividends on the Common Stock in the future will be at the sole discretion of the Company's Board of Directors.

Recent Sales of Unregistered Securities

  Pursuant to Mr. Mancuso's employment agreement, Mr. Mancuso receives an annual stock purchase payment of $3 million (payable annually in advance in November of each year), out of the after tax proceeds of which he is required to purchase shares of the Common Stock. For the year ended December 31, 1998, Mr. Mancuso purchased 159,082 shares of the Common Stock for aggregate consideration of approximately $3.0 million. Registration was not required because the transactions did not involve a public offering under Section 4(2) under the Securities Act of 1933, as amended (the "Securities Act"). See "Item
11. Executive Compensation--Employment Agreements--Frank G. Mancuso."

  For the year ended December 31, 1998, the Company contributed an aggregate of 42,116 shares of unregistered Common Stock valued at approximately $891,000 as its matching contribution to the MGM Savings Plan (the "Savings Plan"). In addition, in connection with the Rights Offering and as required by the Savings Plan, the trustee of the Savings Plan purchased 8,189 shares of unregistered Common Stock from the Company for an aggregate of $91,107, representing the proceeds from the sale of the subscription rights received by the Savings Plan in the Rights Offering. Registration for such shares was not required because the transactions did not constitute "sales" under Section 2(3) of the Securities Act. On August 7, 1998, the Company filed a registration statement on Form S-8 with the Commission with respect to up to one million shares of Common Stock authorized to be issued pursuant to the Savings Plan.

Item 6. Selected Consolidated Financial Data

  The selected consolidated financial data of the Company (including its predecessor) presented below as of December 31 of each of the years 1994 and 1995, the period from January 1 to October 10, 1996, the period from October 11 to December 31, 1996 and the years ended December 31, 1997 and 1998 and each of the years or periods then ending have been derived from the audited Consolidated Financial Statements of the Company. The audited Consolidated Financial Statements of the Company for the years ended December 31, 1997 and 1998, and the period from October 11 to December 31, 1996, and the audited Consolidated Financial Statements of MGM Studios for the period from January 1 to October 10, 1996 were audited by Arthur Andersen LLP, independent public accountants. The audited Consolidated Financial Statements of MGM Studios for the years ended December 31, 1995 and 1994 were audited by PricewaterhouseCoopers LLP, independent public accountants.

  The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the related Notes thereto included elsewhere in this Form 10-K.

                          Predecessor                            Successor
                          -----------                            ---------
                               Year Ended         January 1 to   October 11 to       Year Ended
                              December 31,        October 10,    December 31,       December 31,
                             1994        1995         1996          1996(2)     1997(2)(4)  1998(2)(4)
                          ----------  ----------  ------------   ------------- -----------  ----------
                          (in thousands, except share data)
Statements of Operations
 Data
Revenues................  $  597,121  $  860,971   $ 912,706      $   228,686  $   831,302  $1,240,723
Expenses:
 Films and television
  production and
  distribution..........     668,516     894,280     953,820          195,076      799,539   1,191,848
 General and
  administration
  expenses..............      49,314      64,175      60,056           18,319       87,644      92,244
 Severance and related
  costs.................         --          --          --               --           --       13,182
 Goodwill amortization..      14,876      14,876      11,570            1,717       11,230      14,289
 Provision for
  impairment............         --          --      563,829(3)           --           --          --
                          ----------  ----------   ---------      -----------  -----------  ----------
                             732,706     973,331   1,589,275          215,112      898,413   1,311,563
Operating income (loss).    (135,585)   (112,360)   (676,569)          13,574      (67,111)    (70,840)
Interest expense, net of
 amounts capitalized....     (33,860)    (66,386)    (71,375)          (9,875)     (53,105)    (80,611)
Interest and other
 income, net............       2,070      10,372       3,179              813        2,447       3,984
                          ----------  ----------   ---------      -----------  -----------  ----------
Income (loss) before
 provision for income
 taxes..................    (167,375)   (168,374)   (744,765)           4,512     (117,769)   (147,467)
Income tax provision ...      (3,877)       (935)       (273)          (4,346)     (10,345)    (10,181)
                          ----------  ----------   ---------      -----------  -----------  ----------
Net income (loss).......  $ (171,252) $ (169,309)  $(745,038)     $       166  $  (128,114) $ (157,648)
                          ==========  ==========   =========      ===========  ===========  ==========
Earnings (loss) per
 share:
 Basic..................                                          $      0.01  $     (4.47) $    (2.08)
                                                                  ===========  ===========  ==========
 Diluted................                                          $      0.00  $     (4.47) $    (2.08)
                                                                  ===========  ===========  ==========
Weighted average number
 of common shares
 outstanding
 Basic..................                                           16,692,217   28,634,362  75,816,326
                                                                  ===========  ===========  ==========
 Diluted................                                           37,796,672   28,634,362  75,816,326
                                                                  ===========  ===========  ==========
Other Operating Data
 (unaudited)
Cash flow from operating
 activities.............  $  216,289  $  371,657   $ 343,137      $    61,328  $   245,318  $  433,543
Cash flow from investing
 activities.............    (464,031)   (710,812)   (380,142)      (1,390,861)  (1,285,674)   (903,922)
Cash flow from financing
 activities.............     239,965     328,029      44,852        1,345,394    1,028,784     521,566
EBITDA(1)...............    (103,499)    (81,588)    (87,289)          16,709      (49,098)    (47,987)
Capital expenditures....       9,099       9,376       6,901            2,079        9,555      14,005
Depreciation expense....       5,335       4,021       4,645            1,418        6,783       8,564
Balance Sheet Data
Cash and cash
 equivalents............  $   28,797  $   17,128   $  24,717      $    16,381  $     3,978  $   54,839
Film and television
 costs, net.............   1,412,607   1,565,438   1,006,402        1,099,201    1,867,126   2,076,663
Total assets............   2,235,622   2,440,254   1,744,234        1,774,668    2,822,654   3,158,978
Bank and other debt.....     876,866   1,217,316   1,229,499          444,427      890,508     715,574
Stockholders' equity....     829,059     659,499         --           903,122    1,378,555   1,919,657
Cash dividends..........         --       15,448       3,995              --           --          --

--------
(1) "EBITDA" is defined as earnings before interest, taxes, depreciation and non-film amortization. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should not be construed as an alternative to operating income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles ("GAAP"); EBITDA does not reflect cash necessary or available to fund cash requirements, and the items excluded from EBITDA, such as depreciation and non-film amortization, are significant components in assessing the Company's financial performance. Other significant uses of cash flows are required before cash will be available to the Company, including debt service, taxes and cash expenditures for various long-term assets. The Company's calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  This report includes forward-looking statements. Generally, the words "believes," "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements.

  The following discussion and analysis should be read in conjunction with the "Item 6. Selected Consolidated Financial Data" and the Company's Consolidated Financial Statements and the related Notes thereto and other financial information contained elsewhere in this Form 10-K.

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

  The Company distributes its motion picture and television productions in foreign countries and, in recent years, has derived approximately 40 percent of its revenues from foreign sources. Approximately 25 percent of the Company's revenues are denominated in foreign currencies. In addition, the Company incurs certain operating and production costs in foreign currencies. As a result, fluctuations in foreign currency exchange rates can adversely affect the Company's business, results of operations and cash flows. The Company, in certain instances, enters into foreign currency exchange contracts in order to reduce exposure to changes in foreign currency exchange rates that affect the value of its firm commitments and certain anticipated foreign currency cash flows. These contracts generally mature within one year. The Company does not enter into foreign currency contracts for speculative purposes. Realized gains and losses on contracts that hedge anticipated future cash flows were not material in any of the periods presented herein. Deferred gains and losses on foreign exchange contracts as of December 31, 1998 were not material. See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk."

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

  Major studios also typically incur obligations to pay residuals to various guilds and unions including the WGA, the DGA and the SAG. The residual payments are made on a picture-by-picture basis with respect to the exploitation of a motion picture in markets other than the primary intended markets for such picture and are calculated as a percentage of the gross revenues derived from the exploitation of the picture in these ancillary markets.

  The Company's cost structure for motion pictures generally follows the industry structure described above. For a discussion of television programming cost structure, see "Item 1. Business--The Motion Picture and Television Industry."

  In recent years the Company has experienced significant fluctuations in the level of its production activities. In July 1993 a new management team was brought into MGM Studios with a mandate to increase its production and distribution activities in anticipation of the eventual sale of MGM Studios. As a result, production and distribution expenditures increased substantially in 1994 and 1995. Starting in January 1996 (when CDR announced its intention to sell MGM Studios) through the sale of MGM Studios on October 10, 1996, no new production was approved, and accordingly, production expenditures on new films decreased significantly during 1996. Following the MGM Acquisition in October 1996, production activity increased as the Company resumed a normalized production and distribution level. These fluctuations in production and distribution expenditures had a material impact on operating results and cash flows during the related periods and will continue to do so at least through the end of 1999.

Industry Accounting Practices

  Revenue Recognition. Revenues from theatrical distribution of feature motion pictures are recognized on the dates of exhibition. Revenues from home video distribution, together with related costs, are recognized in the period in which the product is available (assuming it has been shipped) for sale at the retail level. Revenues from television distribution are recognized when the motion picture or television program is available to the licensee for broadcast.

  Accounting for Motion Picture and Television Costs. In accordance with GAAP and industry practice, the Company amortizes film and television programming costs using the individual-film-forecast method under which such costs are amortized for each film or television program in the ratio that revenue earned in the current period for such title bears to management's estimate of the total revenues to be realized from all media and markets for such title. Management regularly reviews, and revises when necessary, its total revenue estimates on a title-by-title basis, which may result in a change in the rate of amortization and/or a write-down of the film or television asset to net realizable value. A typical film or television program recognizes a substantial portion of its ultimate revenues within the first two years of release. By then, a film has been exploited in the domestic and international theatrical markets and the domestic and international home video markets, as well as the domestic and international pay television and pay-per-view markets, and a television program has been exploited on network television or in first-run syndication. A similar portion of the film's or television program's capitalized costs should be expected to be amortized accordingly, assuming the film or television program is profitable.

  The commercial potential of individual motion pictures and television programming varies dramatically, and is not directly correlated with production or acquisition costs. Therefore, it is difficult to predict or project a trend of the Company's income or loss. However, the likelihood of the Company reporting losses, particularly in the year of a motion picture's release, is increased by the industry's method of accounting which requires the immediate recognition of the entire loss (through increased amortization) in instances where it is estimated the ultimate revenues of a motion picture or television program will not recover the Company's costs. On the other hand, the profit of a profitable motion picture or television program must be deferred and recognized over the entire revenue stream generated by that motion picture or television program. This method of accounting may also result in significant fluctuations in reported income or loss, particularly on a quarterly basis, depending on the Company's release schedule and the relative performance of individual motion pictures or television programs. For films released by the Company since January 1994 which resulted in feature film write-downs in the period of initial release, subsequent performance as it relates to this group of films has not resulted in additional material write-downs. As a result of the lack of movie production and distribution during the Sale Period, the Company expects to experience lower revenues at least through the end of 1999, and thus the fluctuations caused by this accounting method may have a greater impact, than otherwise might be the case.

  In October 1998, the Financial Accounting Standards Board issued an Exposure Draft on a proposed Statement of Position (the "Proposed SOP") for "Accounting By Producers and Distributors of Films." If adopted, the Proposed SOP would establish new accounting and reporting standards for all producers and distributors that own or hold the rights to distribute or exploit films. The Proposed SOP provides that the cumulative effect of changes in accounting principles caused by adoption of the provisions of the SOP should be included in the determination of net income in conformity with Accounting Principles Board Opinion No. 20, "Accounting Changes." If adopted, the Proposed SOP, as currently drafted, would be effective for financial statements for fiscal years beginning after December 15, 1999, with earlier adoption encouraged.

Results of Operations

 Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

  The following table sets forth the Company's operating results for the year ended December 31, 1998 and 1997. The 1997 results are not comparable to results in 1998 due to the acquisition of Orion on July 10, 1997.

                                                         Year Ended December
                                                                 31,
                                                            1998       1997
                                                         ----------  ---------
                                                            (in thousands)
Revenues:
  Feature films......................................... $1,005,747  $ 699,219
  Television programs...................................    197,759    114,200
  Other.................................................     37,217     17,883
                                                         ----------  ---------
    Total revenues...................................... $1,240,723  $ 831,302
                                                         ==========  =========
Operating income (loss):
  Feature films......................................... $   39,748  $  65,509
  Television programs...................................     12,885     (7,201)
  Other.................................................     (3,758)   (26,545)
  General and administration expenses...................    (92,244)   (87,644)
  Severance and related costs...........................    (13,182)       --
  Goodwill amortization.................................    (14,289)   (11,230)
                                                         ----------  ---------
Operating loss..........................................    (70,840)   (67,111)
Interest expense, net of amounts capitalized............    (80,611)   (53,105)
Interest and other income (expense), net................      3,984      2,447
                                                         ----------  ---------
Loss before provision for income taxes..................   (147,467)  (117,769)
Income tax provision....................................    (10,181)   (10,345)
                                                         ----------  ---------
Net loss................................................ $ (157,648) $(128,114)
                                                         ==========  =========

  Feature Films. Feature film revenues increased by $306.5 million, or 44 percent, to $1,005.7 million in the year ended December 31, 1998 compared to the year ended December 31, 1997. Explanations for the changes in revenues are discussed in the following paragraphs.

  Worldwide theatrical revenues increased by $139.3 million, or 135 percent, to $242.2 million in 1998 due to significant worldwide theatrical revenues earned by Tomorrow Never Dies, The Man In The Iron Mask and Ronin, as well as the release in the domestic theatrical marketplace of Disturbing Behavior and Dirty Work, among others. In 1997 the Company initially released Tomorrow Never Dies in worldwide theatrical markets (in December 1997), and in the domestic theatrical marketplace released Hoodlum and Red Corner, among others. Overall, in 1998 the Company released 12 new feature films domestically and four new films internationally, as compared to 15 films released domestically and two new films internationally in 1997. Of the films released in 1997, seven films were produced by Orion and six of these were released in limited distribution only, as compared to three films produced by Orion and released in limited distribution only in 1998.

  Worldwide home video revenues increased by $140.8 million, or 40 percent, to $491.2 million in 1998, which included the release in the domestic rental market of Tomorrow Never Dies, The Man In The Iron Mask, Red Corner, Species 2 and Hoodlum, among others, as compared to the release of Kingpin and Fled in the domestic rental market in 1997. In 1998 the Company also re-released in the sell-through market Gone With The Wind, as compared to the sell-through releases of Larger Than Life, The Birdcage and Warriors of Virtue in 1997. Significant international home video releases in 1998 included Tomorrow Never Dies and The Man In The Iron Mask, as compared to GoldenEye, Get Shorty, The Birdcage and Fled, in 1997. Additionally, in 1998 the Company distributed the Orion library for the entire year as compared to a shorter period in 1997 (from the acquisition date of July 10, 1997).

  Worldwide pay television revenues from feature films decreased by $11.1 million, or 10 percent, to $96.5 million in 1998, primarily due to a lack of significant new releases in international pay television markets in 1998 as compared to 1997, which included GoldenEye, Get Shorty, Species and The Birdcage. In the domestic pay television market, in 1998 the Company released Tomorrow Never Dies, Red Corner and Hoodlum, as compared to The Birdcage and Kingpin, among others, in 1997. Network television revenues from feature films increased by $30.6 million, or 208 percent, to $45.3 million in 1998, principally due to the delivery of eight new films to network television in 1998, including The Birdcage and GoldenEye, as compared to seven new films delivered in 1997. Worldwide syndicated television revenues from feature films decreased by $2.4 million, or two percent, to $121.2 million in 1998 principally due to lower international sales from library films, partially offset by the distribution of the Orion film library for the entire year in 1998 as compared to the shorter period from acquisition in 1997.

  Other feature film revenues increased $9.3 million in 1998 due to certain audit recoveries, miscellaneous rebates and other income collected in the period.

  Operating income from feature films decreased by $25.8 million, or 39 percent, to $39.7 million in 1998 as compared to 1997. The decrease in operating results in 1998 reflects increased amortization expense, in addition to feature film write-downs which aggregated $80.0 million on certain releases, partially offset by profit realized from the films Tomorrow Never Dies and The Man In The Iron Mask. Feature film write-downs were $38.1 million in 1997.

  Television Programming. Television programming revenues increased by $83.6 million, or 73 percent, to $197.8 million in 1998 as compared to 1997. Network television revenues were $31.3 million in 1998, consisting of the deliveries of the new series The Magnificent Seven, the television miniseries Creature and one made-for-television movie. There were no series, mini-series or television movies on network television in 1997. Worldwide pay television revenues decreased by $2.0 million, or six percent, to $30.3 million in 1998. Pay television revenues in both years included three series in broadcast on domestic pay television, The Outer Limits, Poltergeist and Stargate SG-1, and three made-for-television movies delivered in each year. The decrease in worldwide pay television revenues in 1998 was due to lower international library sales. Worldwide syndicated television revenues increased by $41.1 million, or 67 percent, to $101.9 million in 1998, primarily due to the addition of the new series Stargate SG-1 and Fame LA in worldwide syndication, as well as additional years of the ongoing series The Outer Limits and Poltergeist, the delivery of the new series Flipper in domestic syndication, and the licensing of the international rights to the television mini-series Creature. Worldwide home video revenues with respect to television programming increased by $5.7 million, or 34 percent, to $22.7 million in 1998 due to the domestic home video releases of An All Dogs Christmas Carol, Secret of NIMH 2, Garth Brooks Live In Concert and the television movie Twelve Angry Men, as compared to the home video release of Babes In Toyland in 1997. The remaining television programming revenue increase of $7.5 million was principally related to a payment received from a third party for the rights to create new episodes of Hollywood Squares.

  Operating income from television programming increased by $20.1 million to $12.9 million in 1998 as compared to a loss of $7.2 million in 1997. The increase in operating results in 1998 was principally a result of the aforementioned increase in revenues and the receipt of the Hollywood Squares remake rights payment.

  Other. Other revenues include distribution of consumer products, interactive media and branded programming services, all of which constitute emerging businesses for MGM Studios with relatively limited current operations, as well as music soundtrack and royalty income. The Company recognized an operating loss from other businesses of $3.8 million in 1998 as compared to an operating loss of $26.5 million in 1997. Operating results in 1998 include interactive revenue of $7.6 million, consumer products revenue of $10.3 million and music soundtrack and royalty revenue of $6.6 million, as compared to interactive revenue of $3.0 million, consumer products revenue of $8.7 million and music soundtrack and royalty revenue of $4.1 million in 1997. Interactive revenues in 1998 were principally derived from the release of the interactive game Wargames. There were no significant new interactive games released in 1997. Additionally, operating results in 1998 include the receipt of a $10.0 million payment associated with the Company's sale of a portion of its investment in a Japanese pay television channel to a new partner. Expenses for other businesses in 1998 include interactive product and development costs of $16.5 million, as compared to similar costs of $16.8 million in 1997. In addition, operating results for other businesses in 1998 include aggregate losses of $12.5 million on the Company's equity investments, including its interest in MGM Gold (Asia), a satellite and cable delivered channel based in Asia whose operations were terminated in April 1998, and the Company's newly launched cable programming joint venture, MGM Networks Latin America, as compared to $14.2 million for such start-up losses in 1997.

  General and Administration Expenses. General and administration expenses increased by $4.6 million, or five percent, to $92.2 million in 1998 as compared to 1997, primarily due to increased legal and professional fees of $2.4 million, executive severance charges (incurred prior to implementation of the restructuring program noted below) of $2.6 million, and increased rent and depreciation expense of $4.3 million. Additionally, in 1997 the Company benefited from certain insurance recoveries of $5.7 million. There were no such recoveries in 1998. In 1997, long-term incentive and other bonuses were $15.5 million as compared to $3.2 million in 1998. The Company also achieved certain cost savings in 1998 from a restructuring program initiated in the period (see "--Severance and Related Costs").

  Severance and Related Costs. The Company incurred severance and related costs of $13.2 million in 1998, due to an overhead restructuring program initiated by management in the third quarter of 1998. The Company expects to receive certain cost savings in future periods due to the implementation of this program.

  Goodwill Amortization. Goodwill amortization increased by $3.1 million, or 27 percent, to $14.3 million in 1998 as compared to 1997 as a result of higher goodwill due to the Orion Acquisition.

  Interest Expense, Net of Amounts Capitalized. Net interest expense increased by $27.5 million, or 52 percent, to $80.6 million in 1998 as compared to 1997, primarily due to higher debt levels associated with the financing of the Orion Acquisition, as well as borrowings for increased operating and production activities.

  Income Tax Provision. The income tax provision of $10.2 million in 1998 and $10.3 million in 1997 primarily reflect foreign remittance taxes attributable to international distribution revenues.

 Year Ended December 31, 1997 Compared to Year Ended December 31, 1996
  In connection with the MGM Acquisition, all of the assets and liabilities of MGM Studios, including the Library as it then existed, were revalued as of October 10, 1996 under purchase accounting. The revaluation of the Library was based upon projected future discounted net cash flows from the underlying assets, in accordance with GAAP. In addition, the ultimate revenue projections for the Library were revised accordingly, resulting in an amortization period not to exceed 20 years. The combined effect of the Library revaluation and the revision of the ultimate revenue projections resulted in a reduction in the amortization rate in the periods following the MGM Acquisition. Furthermore, the Company completed the Orion Acquisition and has consolidated its results of operations from the July 10, 1997 acquisition date. Consequently, operating results for the year ended December 31, 1997 are not comparable to the corresponding 1996 period. For purposes of presentation and management's discussion and analysis of the changes in financial condition and results of operations for the above periods, the following table combines the January 1, 1996 to October 10, 1996 pre-MGM Acquisition period with the October 11, 1996 to December 31, 1996 post-MGM Acquisition period for comparison to the year-ended December 31, 1997.

  The following table sets forth the Company's operating results for the year ended December 31, 1997 and the periods from January 1, 1996 to October 10, 1996 and from October 11, 1996 to December 31, 1996.

                             Successor     Successor   Predecessor    Combined
                            ------------ ------------- ------------ ------------
                             Year Ended  October 11 to January 1 to  Year Ended
                            December 31, December 31,  October 10,  December 31,
                                1997         1996          1996         1996
                            ------------ ------------- ------------ ------------
                                               (in thousands)       (unaudited)
Revenues:
  Feature films...........   $ 699,219     $209,354     $ 815,460    $1,024,814
  Television programs.....     114,200       14,413        82,315        96,728
  Other...................      17,883        4,919        14,931        19,850
                             ---------     --------     ---------    ----------
    Total revenues........   $ 831,302     $228,686     $ 912,706    $1,141,392
                             =========     ========     =========    ==========
Operating income (loss):
  Feature films...........   $  65,509     $ 37,140     $ (54,268)   $  (17,128)
  Television programs.....      (7,201)      (4,062)       11,412         7,350
  Other...................     (26,545)         532         1,742         2,274
  General and
   administration
   expenses...............     (87,644)     (18,319)      (60,056)      (78,375)
  Goodwill amortization...     (11,230)      (1,717)      (11,570)      (13,287)
  Provision for
   impairment.............         --           --       (563,829)     (563,829)
                             ---------     --------     ---------    ----------
Operating income (loss)...     (67,111)      13,574      (676,569)     (662,995)
Interest expense, net of
 amounts capitalized......     (53,105)      (9,875)      (71,375)      (81,250)
Interest and other income,
 net......................       2,447          813         3,179         3,992
                             ---------     --------     ---------    ----------
Income (loss) before
 provision for income
 taxes....................    (117,769)       4,512      (744,765)     (740,253)
Income tax provision......     (10,345)      (4,346)         (273)       (4,619)
                             ---------     --------     ---------    ----------
Net income (loss).........   $(128,114)    $    166     $(745,038)   $ (744,872)
                             =========     ========     =========    ==========

  Feature Films. Feature film revenues decreased by $325.6 million, or 32 percent, to $699.2 million in the year ended December 31, 1997 compared to the year ended December 31, 1996. Explanations for the decrease in revenues are discussed in the following paragraphs.

  Worldwide theatrical revenues decreased by $149.5 million, or 59 percent, to $102.9 million in 1997 due to relatively limited worldwide theatrical distribution activity following the sale of the Company on October 10, 1996. In 1997, the Company released 15 new feature films domestically and two films internationally, as compared to 13 films released domestically and eight films internationally in 1996. In 1997 the Company released Hoodlum, Red Corner and Tomorrow Never Dies. Tomorrow Never Dies was initially released in December 1997 and earned a significant portion of its theatrical revenues in 1998. Of the remaining 1997 releases, seven films were produced by Orion and six of these were released in limited distribution only. In 1996, the Company earned significantly higher worldwide theatrical revenues from GoldenEye, The Birdcage, Leaving Las Vegas and Get Shorty.

  Worldwide home video revenues decreased by $244.6 million, or 41 percent, to $350.4 million in 1997, which included the domestic releases of Kingpin and Fled in the rental market, as well as the releases of Larger Than Life, The Birdcage and Warriers of Virtue in the sell-through markets. In 1996 significant home video revenues were realized from the releases of GoldenEye, The Birdcage, Get Shorty, Leaving Las Vegas and Showgirls in the rental market, as well as the release of All Dogs Go To Heaven 2 and promotions of the James Bond and Rocky film series in the sell-through market.

  Worldwide pay television revenues increased by $13.5 million, or 14 percent, to $107.6 million in 1997, primarily due to the availability of The Birdcage, Kingpin and Fled, among other films, in the domestic pay television market as well as significant international pay television license fees recognized for GoldenEye,

The Birdcage and Species. In 1996, the Company realized domestic pay television revenues for GoldenEye, Get Shorty and Species, among others, but earned significantly less in international pay television markets than in 1997. Network television revenues increased $13.2 million to $14.7 million in 1997, which included license fees recognized on the films Stargate, Blown Away, Getting Even With Dad and Speechless. Worldwide syndicated television revenues increased $41.8 million, or 51 percent, to $123.6 million in 1997 principally due to the acquisition of the Orion film library on July 10, 1997, which contributed syndication revenues of $22.7 million in the period, as well as international syndication license fees recognized for Blown Away, Getting Even With Dad and Rob Roy, among others.

  Operating income from feature films was $65.5 million in 1997 as compared to a loss of $17.1 million in 1996. The 1997 results reflect a higher operating margin on the Library, which was revalued pursuant to purchase accounting in connection with the MGM Acquisition and yielded lower amortization rates than in 1996. Additionally, there were feature film write-downs of $38.1 million in 1997 with respect to certain theatrical releases in that period as compared to $82.5 million in write-downs on certain theatrical releases in 1996.

  Television Programming. Television programming revenues increased by $17.5 million, or 18 percent, to $114.2 million in 1997 as compared to 1996. Worldwide pay television revenues increased by $6.4 million, or 25 percent, to $32.3 million in 1997 due to the delivery of the new series Stargate SG-1 and the television movie Twelve Angry Men. Worldwide syndicated television revenues increased by $4.0 million, or 7 percent, to $60.9 million in 1997 due to additional episodes of The Outer Limits and Poltergeist: The Legacy in domestic syndication, and the release of the new series Fame LA. Worldwide home video revenues with respect to television programming increased in 1997 by $4.9 million, or 40 percent, to $16.9 million due to the release of Babes in Toyland in the domestic home video marketplace, partially offset by generally reduced video revenues from other television movies in the period. The remaining revenue increase in 1997 of $2.2 million principally related to higher network and licensing income.

  The Company recognized an operating loss from television programming of $7.2 million in 1997 as compared to operating income of $7.4 million in 1996. Amortization expense on current series increased in 1997 due to loss reserves recognized on The Bradshaw Difference, which has been canceled, and on the new series Fame LA.

  Other. Other revenues include distribution of consumer products, interactive media and branded programming services, all of which constitute emerging businesses for MGM Studios with relatively limited current operations, as well as music soundtrack and royalty income. The Company recognized an operating loss from other businesses of $26.5 million in 1997 as compared to operating income of $2.3 million in 1996. Operating results in 1997 include interactive revenues of $3.0 million, consumer products revenue of $8.7 million and music soundtrack and royalty revenue of $4.1 million, as compared to interactive revenue of $1.8 million, consumer products revenue of $8.3 million and music soundtrack and royalty revenue of $5.6 million in 1996. The 1997 results included interactive product and development costs of $16.8 million, as compared to interactive costs of only $9.1 million in 1996. In addition, the 1997 results include start-up losses of $11.8 million on the Company's investment in MGM Gold (Asia), a satellite and cable delivered channel based in Asia whose operations were terminated in April 1998, and $2.4 million of start-up costs associated with the Company's newly launched cable programming joint venture, MGM Networks Latin America. There were no such start-up losses or costs in 1996.

  General and Administration Expenses. General and administration expenses increased by $9.3 million, or 12 percent, to $87.6 million in 1997 as compared to 1996, primarily as a result of the Orion Acquisition, which added overhead charges of $6.7 million (including non-recurring overhead of approximately $4.0 million) from the July 10, 1997 acquisition date, and the accrual of long-term management incentive and other bonuses of $15.5 million. In 1996 the Company accrued long-term management incentive bonuses of $12.6 million.

  Goodwill Amortization. Goodwill amortization decreased by $2.1 million, or 15 percent, to $11.2 million in 1997 compared to 1996 due to the revaluation of the Company's assets and liabilities pursuant to purchase accounting in connection with the MGM Acquisition on October 10, 1996, which resulted in lower goodwill than previously carried in the balance sheet.

  Provision for Impairment. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the predecessor company (i.e. MGM Studios) recorded a charge of $563.8 million during 1996 to write-off certain intangible assets in connection with CDR's disposition of its ownership interest, including $404.4 million to write-off its remaining investment in the film distribution organization and a charge of $159.4 million to reduce its investment in goodwill to net realizable value.

  Interest Expense, Net of Amounts Capitalized. Net interest expense was $53.1 million in 1997 as compared to $81.3 million in 1996. Net interest expense decreased in 1997 due to the substantial equity investments received by the Company in connection with the MGM Acquisition, the IPO and the Tracinda Purchase, and correspondingly lower debt levels, as well as increased capitalization associated with increased film production in the period.

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

EBITDA

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

  The following table sets forth EBITDA for the years ended December 31, 1998 and 1997, the period from October 11, 1996 to December 31, 1996, and the period from January 1, 1996 to October 10, 1996:

                                                                           Successor                             Predecessor
                                                                           ----------                            ------------
                                                                           Year Ended December     October 11 to January 1 to
                                                                                   31,             December 31,  October 10,
                                                                              1998       1997          1996          1996
                                                                           ----------  ---------  -------------- ------------
                                                                                            (in thousands)
Revenues:
  Feature films........................................................... $1,005,747  $ 699,219     $209,354     $ 815,460
  Television programs.....................................................    197,759    114,200       14,413        82,315
  Other...................................................................     37,217     17,883        4,919        14,931
                                                                           ----------  ---------     --------     ---------
    Total revenues........................................................ $1,240,723  $ 831,302     $228,686     $ 912,706
                                                                           ==========  =========     ========     =========
EBITDA:
  Feature films........................................................... $   39,748  $  65,509     $ 37,140     $ (45,032)
  Television programs.....................................................     12,885     (7,201)      (4,062)       11,412
  Other...................................................................     (3,758)   (26,545)         532         1,742
  General and administration expenses.....................................    (83,680)   (80,861)     (16,901)      (55,411)
  Severance and related costs.............................................    (13,182)       --           --            --
                                                                           ----------  ---------     --------     ---------
  EBITDA..................................................................    (47,987)   (49,098)      16,709       (87,289)
Depreciation and non-film amortization....................................    (22,853)   (18,013)      (3,135)      (25,451)
Provision for impairment..................................................        --         --           --       (563,829)
                                                                           ----------  ---------     --------     ---------
Operating income (loss)...................................................    (70,840)   (67,111)      13,574      (676,569)
Interest expense, net of amounts capitalized..............................    (80,611)   (53,105)     (9,875)       (71,375)
Interest and other income (expense), net..................................      3,984      2,447          813         3,179
                                                                           ----------  ---------     --------     ---------
Income (loss) before provision for income taxes...........................   (147,467)  (117,769)       4,512      (744,765)
Income tax provision......................................................    (10,181)   (10,345)      (4,346)         (273)
                                                                           ----------  ---------     --------     ---------
Net income (loss)......................................................... $ (157,648) $(128,114)    $    166     $(745,038)
--------------------------------------------------
                                                                           ==========  =========     ========     =========

Liquidity and Capital Resources

  General. The Company's operations are capital intensive. In recent years the Company has funded its operations primarily from proceeds from (i) the sale of equity securities, (ii) bank borrowings and (iii) internally generated funds. Sales of equity securities include proceeds from the IPO and the Tracinda Purchase, which were completed in November 1997, and the 1998 Rights Offering, which was completed in November 1998. During the year ended December 31, 1998, the net cash provided by operating activities was $433.5 million, the net cash used in investing activities (primarily additions to film and television costs) was $903.9 million, and the net cash provided by financing activities (equity proceeds reduced by net bank repayments) was $521.6 million.

  Amended Credit Facility. The Company anticipates substantial continued borrowing under its principal credit facility (the "Amended Credit Facility"). This $1.3 billion syndicated facility consists of (i) a six year $600 million revolving credit facility (the "Revolving Facility"), (ii) a $400 million seven and one-half year term loan ("Tranche A Loan") and (iii) a $300 million eight and one-half year term loan ("Tranche B Loan" and, collectively with the Tranche A Loan, the "Term Loans"). As of March 15, 1999, $203 million was available under the Amended Credit Facility. The Amended Credit Facility also contains provisions allowing, under certain circumstances, for an additional $200 million tranche ("Tranche C Loan").

  Currently, the Revolving Facility and Tranche A Loan bear interest at 2.50 percent over the Adjusted LIBOR rate, as defined therein, and the Tranche B Loan bears interest at 2.75 percent over the Adjusted LIBOR rate. As of December 31, 1998, Adjusted LIBOR was approximately 5.44 percent. The Company has entered into three-year fixed interest rate swap contracts in relation to a portion of the Amended Credit Facility for a notional value of $800 million at an average rate of approximately 7.5 percent, which expire at various times no later than December 2001. Scheduled amortization of the Term Loans under the Amended Credit Facility commences with $33 million in 2001, $73 million in 2002, $103 million in 2003, $103 million in 2004, and $103 million in 2005, with the remaining balance at maturity. The Revolving Facility was entered into in October 1997 and matures in October 2003, subject to extension under certain conditions.

  The Amended Credit Facility contains various covenants, including limitations on indebtedness, dividends and capital expenditures and maintenance of certain financial ratios. The Amended Credit Facility was amended, effective March 30, 1998 and September 9, 1998, to modify certain of these financial covenants. The Company is currently in compliance with all such covenants. However, no assurances can be given that the Company will remain in compliance with such covenants or other conditions under the Amended Credit Facility in the future.

  Factors Affecting Cash Flow in 1998; The 1998 Rights Offering. The Company's cash flow in 1998 was adversely affected by, and the Company determined to undertake the 1998 Rights Offering as a result of, several factors. First, during 1998 the Company made and committed to make substantial investments that are more extensive than previously anticipated in connection with commitments entered into for new television programming. This new television production includes an aggregate of approximately 100 additional episodes for the Company's non-network programs. Such production also included 13 new episodes of The Magnificent Seven (which was a network program and thus produced at a greater deficit than the Company's non-network programs) for the 1998/99 television season. See "Item 1. Business--Production--Television Production."

  Second, although Tomorrow Never Dies and The Man In The Iron Mask performed better than anticipated, the Company's other major theatrical releases in 1998 performed below expectations. The Company's short-term cash flow has been and will continue to be negatively affected by the unsuccessful releases, particularly during the ten to 15 months after the release of such films. Although the Company anticipates that the reduction in receipts due to the performance of such underperforming films will ultimately be offset in part by the increased ancillary cash receipts from the two successful releases, such ancillary cash receipts will be realized over several years.

  Third, the Company's 1998 sales experience in the television syndication and home video markets has indicated that the cash that the Company will collect from these sources will be realized over a longer period than originally anticipated. Fourth, during the first half of 1998, the Company accelerated certain theatrical motion picture production in order to avoid the impact of an industry strike that had been threatened in the second quarter of 1998. Other factors include increases in marketing and distribution expenses that were higher than anticipated.

  The Company consummated the 1998 Rights Offering in November 1998, issuing a total of 84,848,485 shares of the Common Stock for $8.25 per share. The total net proceeds to the Company were approximately $696.5 million (gross proceeds of $700.0 million less applicable fees and expenses of approximately $3.5 million). A portion of the net proceeds from the 1998 Rights Offering was used to repay in full the amounts outstanding under a $100 million bridge loan, which had been accessed by the Company in September 1998 in order to enhance the Company's liquidity prior to the completion of the 1998 Rights Offering. The remainder of the net proceeds was used to reduce borrowings then outstanding under the Revolving Facility.

  Current Capital Requirements. The Company's current strategy and business plan call for substantial on-going investments, at levels comparable to 1998, in the production of new feature films and television programs. Furthermore, the Company may wish to continue to make investments in new distribution channels to further exploit the Library. The Company plans to continue to evaluate the level of such investments in the context of the capital available to the Company and changing market conditions.

  In January 1999, the Company acquired the PFE Libraries, containing over 1,300 feature films that were previously owned by PolyGram, for $235 million. The purchase was funded by borrowings under the Revolving Facility and utilization of cash on hand.

  In March 1999, in consideration for the early expiration of the WHV Agreement, the Company agreed to pay WHV $225 million, of which $112.5 million was paid in March 1999 and the remaining $112.5 million installment is payable in September 1999. Additionally, the Company reconveyed to WHV the rights that the Company had to distribute in the home video markets worldwide until June 1, 2001, approximately 2,950 titles in the Turner library that had been serviced under the WHV Agreement. This reconveyance to WHV was made effective as of January 1, 1999. The Company intends to record a one-time pre-tax contract termination charge in the first quarter of 1999 of approximately $225 million for costs in connection with terminating the WHV Agreement. The Company anticipates that the reconveyance of the Turner rights will result in decreased cash flow to the Company of approximately $10 million per year through June 2001.

  The remaining $112.5 million installment (plus interest at the rate of eight percent per year from March 1999) payable to WHV in September 1999 is secured by a standby letter of credit issued by one of the Company's principal lenders (the "Letter of Credit"). If the Letter of Credit is drawn upon, the Company will be deemed to have accessed a seven and one-half year term loan from such lender with a principal amount equal to the amount drawn. Such term loan would bear interest at 3.5 percent over Adjusted LIBOR rate. Interest would be payable quarterly in arrears and principal of such loan would be due on the earlier of maturity or upon any equity or debt issuance by the Company.

  The Company is obligated to fund 50 percent of the expenses of MGM Networks Latin America up to a maximum of approximately $24 million. The Company has funded approximately $12.4 million under such obligation as of December 31, 1998. See "Item 1. Business--Distribution--International Pay and Free Television."

  The Company expects to incur approximately $10 million of additional costs in 1999 in connection with the integration of the PFE library and the Company's transition to home video self-distribution. The Company's obligation to pay other capital requirements, including the purchase of certain computer systems and equipment and other improvements, are currently not expected to exceed $15.0 million per year.

  In addition, the slate of films released by the Company in 1999 to date have performed below expectations. As a result of these various factors (including, in particular, the short-term costs associated with the accelerated termination of the WHV Agreement), cash flow from operations and the amounts available under the existing tranches of the Amended Credit Facility are not expected to be adequate to meet the Company's obligations and commitments and to enable the Company to continue to conduct is operations in accordance with its current business plan through the end of 1999. Therefore, the Company is currently considering various alternatives to increase the Company's capital resources.

  The Company believes that several different sources of increased liquidity may be available. The Company is currently considering various film financing alternatives. Additionally, the Company may seek to access the $200 million Tranche C Loan. Accessing the Tranche C Loan would require the consent of lenders holding at least two-thirds of the amounts outstanding or available under the Amended Credit Facility and the commitment by such (or other) lenders of the requisite funds. The Company may also seek additional equity financing, including through another rights offering. While management of the Company believes that it will be able to obtain the requisite funds, no assurance can be given that the Company will be able to obtain any such debt or equity financing, or otherwise obtain the requisite funds, or that it will be able to do so on a timely basis and on terms acceptable to the Company.

  If necessary in order to manage its cash needs, the Company may also seek to reduce or delay its production or release schedules and to further increase its use of co-production, split-rights or other partnering arrangements. There can be no assurance that any such steps by the Company to reduce its cash needs would be adequate or timely, or that acceptable arrangements could be reached with third parties if necessary. In addition, although changes in the Company's production or release schedule or the increased use of partnering would diminish the Company's short-term cash needs and (in the case of partnering) reduce the Company's risk relating to the performance of the relevant films, such steps could adversely affect long term cash flow and results of operations in subsequent periods.

  The Company intends to continue to pursue its goal of becoming an integrated global entertainment company. In connection with its pursuit of this goal, the Company may consider various strategic alternatives, such as business combinations with companies with strengths complementary to those of the Company and other acquisitions, as opportunities arise. The nature, size and structure of any such acquisition could require the Company to seek additional financing.

Year 2000 Data Conversion

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

  State of Readiness. The Company's primary focus has been on its own internal systems. To date, the Company has completed the Year 2000 conversion with respect to all of its most critical computer systems and applications, which constitute approximately 70 percent of the Company's Year 2000 sensitive systems (together with those systems containing embedded microprocessors or other technology, "Systems"). The Company is in the testing or remediation phase with respect to the remainder of its Systems, which include most of the Company's computer hardware and other equipment containing embedded microprocessors or other technology. The Company expects to complete its Year 2000 conversion by June 30, 1999.

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

  In addition, the Company has had communications with certain of its significant suppliers, distributors, financial institutions, lessors and others with which it does business to evaluate their Year 2000 compliance plans and state of readiness and to determine the extent to which the Company's Systems may be affected by the failure of others to remediate their own Year 2000 issues. The Company is also distributing a Year 2000 assessment form to other parties, in order to provide the Company with further information as to their Year 2000 conversion progress. To date, the Company has received feedback from certain but not all of such parties, and has not independently confirmed any information received with respect to the Year 2000 issues. As such, there can be no assurance that parties will complete their Year 2000 conversion in a timely fashion or will not suffer a Year 2000 business disruption that may adversely affect the Company's financial condition and results of operations.

  Costs to Address the Year 2000 Issue. To date, the Company estimates that it has spent approximately $0.4 million to address the Year 2000 issue, with the majority of the work being performed by Company employees. The aggregate cost to achieve Year 2000 conversion is estimated to be approximately $1.3 million. The Company intends to fund such costs from its operations and funds borrowed under the Amended Credit Facility. The Company believes such costs will not have a material adverse effect on its liquidity or financial condition. However, as the Company progresses with its Year 2000 conversion and implements any necessary changes to its Systems, certain additional costs may be identified. There can be no assurance that such additional costs will not have a material adverse effect on the Company's financial condition and results of operations.

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

  Contingency Plans. While the Company's Year 2000 conversion is expected to be completed prior to any potential disruption to the Company's business, the Company acknowledges the uncertainties involved in preparing its Systems for the Year 2000. As such, the Company is developing a comprehensive Year 2000 specific contingency plan. As part of its Year 2000 contingency effort, information received from external sources is examined for date integrity before being brought into the Company's internal systems. If the Company determines that its business or a segment thereof is at material risk of disruption due to the Year 2000 issue or anticipates that its Year 2000 conversion will not be completed in a timely fashion, the Company will work to further enhance its contingency plan.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Impact of Interest Rate Changes

  The Company has only limited involvement in derivative financial instruments and does not use them for trading purposes. Certain amounts borrowed under the Company's Amended Credit Facility are at variable interest rates and the Company is thus subject to market risk resulting from interest rate fluctuations. The Company enters into interest rate swaps in part to alter interest rate exposures. Interest rate swaps allow the Company to raise long-term borrowings at floating rates and effectively swap them into fixed rates that are lower than those available to the Company if fixed-rate borrowings were made directly. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate amounts calculated by reference to an agreed notional principal amount.

  The following table provides information about the Company's interest rate swaps and foreign currency forward exchange contracts at December 31, 1998:

                                   Amounts scheduled for
                                          maturity
                                    for the year ending
                                        December 31,               Estimated
                                 ----------------------------    fair value at
                                   1999      2000      2001    December 31, l998
                                 --------  --------  --------  -----------------
                                       (in thousands)
   Interest rate swaps
   Variable to fixed:
     Notional value............. $150,000  $225,000  $575,000       $(6,978)
     Average pay rate...........    6.164%    6.127%    5.237%
     Average receive rate.......    5.407%    5.404%    5.244%

Impact of Foreign Currency Rate Changes

  Because approximately 25 percent of the Company's revenues are denominated and the Company incurs certain operating and production costs in foreign currencies, the Company is subject to market risks resulting from fluctuations in foreign currency exchange rates. In certain instances, the Company enters into foreign currency exchange contracts in order to reduce exposure to changes in foreign currency exchange rates that affect the value of its firm commitments and certain anticipated foreign currency cash flows.

  The following table provides information about the Company's sensitivity to foreign currency exchange contracts into which the Company enters. The contracts generally mature within one year. The Company currently intends to continue to enter into such contracts to hedge against future material foreign currency exchange rate risks.

                                           Amounts scheduled
                                             for maturity         Estimated
                                          for the year ending   fair value at
                                           December 31, 1999  December 31, 1998
                                          ------------------- -----------------
                                                     (in thousands)
   $US Functional Currency
   Forward exchange agreements (receive
    $US / pay CAD )......................
     Contract amount.....................        $5,000             $205
     Average contractual exchange rate...      0.693481

Item 8. Financial Statements and Supplementary Data

  The Report of Independent Public Accountants, the Company's Consolidated Financial Statements and Notes thereto appear in a separate section of this Form 10-K (beginning on page 51) following Part IV. The index to Consolidated Financial Statements of the Company is included in Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None

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

                                    PART IV

Item 14. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

  (a) The following documents are filed as part of this report:

     1. Consolidated Financial Statements

      The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Form 10-K at pages 51 to 85.

     2. Financial Statement Schedules

      The financial statement schedules listed in the accompanying Index to Financial Statements are filed as part of this Form 10-K at pages 86 to 93.

    3. Exhibits.

      The exhibits listed in the accompanying Exhibit Index on pages 94 to 95 are filed as part of this Form 10-K.

  (b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the quarter ended December 31, 1998.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, l999
                                          METRO-GOLDWYN-MAYER INC.

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

             Signature                           Title                  Date
             ---------                           -----                  ----

      /s/ Frank G. Mancuso           Chairman of the Board of      March 30, 1999
____________________________________  Directors, Chief Executive
          Frank G. Mancuso            Officer and Director

      /s/ A. Robert Pisano           Vice Chairman and Director    March 30, 1999
____________________________________
          A. Robert Pisano

        /s/ James Aljian             Director                      March 30, 1999
____________________________________
            James Aljian

    /s/ Francis Ford Coppola         Director                      March 30, 1999
____________________________________
        Francis Ford Coppola

      /s/ Willie D. Davis            Director                      March 30, 1999
____________________________________
          Willie D. Davis

   /s/ Alexander M. Haig, Jr.        Director                      March 30, 1999
____________________________________
       Alexander M. Haig, Jr.

       /s/ Kirk Kerkorian            Director                      March 30, 1999
____________________________________
           Kirk Kerkorian

      /s/ Alex Yemenidjian           Director                      March 30, 1999
____________________________________
          Alex Yemenidjian

       /s/ Jerome B. York            Director                      March 30, 1999
____________________________________
           Jerome B. York

      /s/ Daniel J. Taylor           Senior Executive Vice         March 30, 1999
____________________________________  President and Chief
          Daniel J. Taylor            Financial Officer

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Metro-Goldwyn-Mayer Inc.

Successor Consolidated Financial Statements:
  Report of Independent Public Accountants................................  51
  Consolidated Balance Sheets as of December 31, 1998 and 1997............  52
  Consolidated Statements of Operations and Comprehensive Income (Loss)
   for the Years Ended December 31, 1998, 1997 and the Period from October
   11, 1996 to December 31, 1996..........................................  53
  Consolidated Statements of Stockholders' Equity for the Years Ended
   December 31, 1998, 1997 and the Period from October 11, 1996 to
   December 31, 1996......................................................  54
  Consolidated Statements of Cash Flows for the Years Ended December 31,
   1998, 1997 and the Period from October 11, 1996 to December 31, 1996...  55
  Notes to Consolidated Financial Statements..............................  56

Metro-Goldwyn-Mayer Studios Inc.

Predecessor Consolidated Financial Statements:
  Report of Independent Public Accountants................................  76
  Consolidated Statement of Operations and Comprehensive Income (Loss) for
   the Period from January 1, 1996 to October 10, 1996....................  77
  Consolidated Statement of Stockholder's Equity for the Period from
   January 1, 1996 to October 10, 1996....................................  78
  Consolidated Statement of Cash Flows for the Period from January 1, 1996 to October 10, 1996....................................................  79
  Notes to Consolidated Financial Statements..............................  80

Financial Statement Schedules

  Report of Independent Public Accountants................................  86
  Schedule I: Condensed Financial Information of Registrant...............  87
  Report of Independent Public Accountants................................  92
  Schedule II: Valuation and Qualifying Accounts..........................  93

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Metro-Goldwyn-Mayer Inc.:

  We have audited the accompanying consolidated balance sheets of Metro-Goldwyn-Mayer Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for the years then ended and the period from October 11, 1996 (date of commencement of principal operations) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metro-Goldwyn-Mayer Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended and the period from October 11, 1996 (date of commencement of principal operations) to December 31, 1996 in conformity with generally accepted accounting principles.

                                                            Arthur Andersen LLP

Los Angeles, California
February 23, 1999 (except with respect to the matter discussed in Note 15, as to which date is March 12, 1999)

                            METRO-GOLDWYN-MAYER INC.

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                      December 31, December 31,
                                                          1998         1997
                                                      ------------ ------------
                       ASSETS

Cash and cash equivalents............................  $   54,839   $    3,978
Accounts and contracts receivable (net of allowance
 for doubtful accounts of $23,220 and $27,603,
 respectively).......................................     365,067      285,283
Film and television costs, net.......................   2,076,663    1,867,126
Investments and advances to affiliates...............      17,674        9,917
Property and equipment, net..........................      38,636       32,785
Excess of cost over net assets of acquired
 businesses, net.....................................     561,026      574,795
Other assets.........................................      45,073       48,770
                                                       ----------   ----------
                                                       $3,158,978   $2,822,654
                                                       ==========   ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Bank and other debt................................  $  715,574   $  890,508
  Accounts payable and accrued liabilities...........     100,377      147,476
  Accrued participants' share........................     232,515      216,530
  Income taxes payable...............................      34,869       31,579
  Advances and deferred revenues.....................     130,664      130,329
  Other liabilities..................................      25,322       27,677
                                                       ----------   ----------
    Total liabilities................................   1,239,321    1,444,099
                                                       ----------   ----------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value, 250,000,000 shares
   authorized, 150,856,424 and 65,765,655 shares
   issued and outstanding............................       1,509          658
  Additional paid-in capital.........................   2,203,490    1,504,850
  Deficit............................................    (285,596)    (127,948)
  Accumulated other comprehensive income.............         254          995
                                                       ----------   ----------
    Stockholders' equity.............................   1,919,657    1,378,555
                                                       ----------   ----------
                                                       $3,158,978   $2,822,654
                                                       ==========   ==========


  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            METRO-GOLDWYN-MAYER INC.

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                       (in thousands, except share data)

                                           Year Ended December    October 11 to
                                                   31,            December 31,
                                             1998        1997         1996
                                          ----------  ----------  -------------
Revenues................................. $1,240,723  $  831,302   $  228,686
Expenses:
  Film and television production and
   distribution..........................  1,191,848     799,539      195,076
  General and administrative expenses....     92,244      87,644       18,319
  Severance and related costs............     13,182         --           --
  Goodwill amortization..................     14,289      11,230        1,717
                                          ----------  ----------   ----------
    Total expenses.......................  1,311,563     898,413      215,112
                                          ----------  ----------   ----------
Operating income (loss)..................    (70,840)    (67,111)      13,574
Other income (expense):
  Interest expense, net of amounts
   capitalized...........................    (80,611)    (53,105)      (9,875)
  Interest and other income, net.........      3,984       2,447          813
                                          ----------  ----------   ----------
    Total other expense..................    (76,627)    (50,658)      (9,062)
                                          ----------  ----------   ----------
Income (loss) from operations before
 provision for income taxes..............   (147,467)   (117,769)       4,512
Income tax provision.....................    (10,181)    (10,345)      (4,346)
                                          ----------  ----------   ----------
Net income (loss)........................   (157,648)   (128,114)         166
Foreign currency translation adjustment..       (741)       (150)       1,145
                                          ----------  ----------   ----------
Comprehensive income (loss).............. $ (158,389) $ (128,264)  $    1,311
                                          ==========  ==========   ==========
Earnings (loss) per share:
  Basic.................................. $    (2.08) $    (4.47)  $     0.01
                                          ==========  ==========   ==========
  Diluted................................ $    (2.08) $    (4.47)  $     0.00
                                          ==========  ==========   ==========
Weighted average number of common shares
 outstanding:
  Basic.................................. 75,816,326  28,634,362   16,692,217
                                          ==========  ==========   ==========
  Diluted................................ 75,816,326  28,634,362   37,796,672
                                          ==========  ==========   ==========


  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            METRO-GOLDWYN-MAYER INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (in thousands, except share data)

                            Preferred
                              Stock           Common Stock
                          ---------------  ------------------   Add'l     Retained   Accum. Other      Total
                           No. of    Par     No. of     Par    Paid-in     Earnings  Comprehensive Stockholders'
                           Shares   Value    Shares    Value   Capital    (Deficit)     Income        Equity
                          --------  -----  ----------- ------ ----------  ---------  ------------- -------------
Beginning Balance.......       --   $ --           --  $  --  $      --   $     --      $  --       $      --
Issuance of preferred
 and common stock.......   501,006      5   16,700,342    167    901,639        --         --          901,811
Foreign currency
 translation adjustment.       --     --           --     --         --         --       1,145           1,145
Net income..............       --     --           --     --         --         166        --              166
                          --------  -----  ----------- ------ ----------  ---------     ------      ----------
Balance December 31,
 1996...................   501,006      5   16,700,342    167    901,639        166      1,145         903,122
Issuance of preferred
 and common stock.......     1,914    --    28,110,145    281    603,416        --         --          603,697
Conversion of preferred
 stock into common
 stock..................  (502,920)    (5)  20,955,168    210       (205)       --         --              --
Foreign currency
 translation adjustment.       --     --           --     --         --         --        (150)           (150)
Net loss................       --     --           --     --         --    (128,114)       --         (128,114)
                          --------  -----  ----------- ------ ----------  ---------     ------      ----------
Balance December 31,
 1997...................       --     --    65,765,655    658  1,504,850   (127,948)       995       1,378,555
Issuance of common
 stock..................       --     --    85,090,769    851    697,084        --         --          697,935
Amortization of deferred
 stock compensation.....       --     --           --     --       1,556        --         --            1,556
Foreign currency
 translation adjustment.       --     --           --     --         --         --        (741)           (741)
Net loss................       --     --           --     --         --    (157,648)       --         (157,648)
                          --------  -----  ----------- ------ ----------  ---------     ------      ----------
Balance December 31,
 1998...................       --   $ --   150,856,424 $1,509 $2,203,490  $(285,596)    $  254      $1,919,657
                          ========  =====  =========== ====== ==========  =========     ======      ==========


  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            METRO-GOLDWYN-MAYER INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                   October 11 to
                                         Year Ended December 31,   December 31,
                                            1998         1997          1996
                                         ----------- ------------  -------------
Operating activities:
  Net income (loss)....................  $ (157,648) $   (128,114)  $       166
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Amortization of film and television
    costs and participants' share......     751,807       429,003        83,508
   Depreciation and amortization of
    property and equipment.............       8,564         6,783         1,418
   Amortization of goodwill and
    deferred financing costs...........      19,985        16,323         2,761
   Reduction in goodwill due to
    realization of tax benefits........         --            --          1,206
   Amortization of deferred executive
    compensation.......................       1,556           --            --
   Stock contributions to employee
    savings plan.......................       1,435           --            --
   Increase in bad debt and other
    reserves...........................         467         6,382           --
   Losses (gains) on equity
    investments, net...................      10,887        17,620        (2,592)
   (Increase) decrease in accounts and
    contracts receivable and other
    assets.............................     (81,436)       35,054        12,895
   Decrease in accounts payable,
    accrued and other liabilities,
    accrued participants' share and
    domestic and foreign taxes.........    (121,264)      (99,455)      (31,542)
   Increase (decrease) in advances and
    deferred revenues..................         335       (40,468)       (6,258)
   Foreign currency exchange (gain)
    loss...............................      (1,145)        2,190          (234)
                                         ----------  ------------   -----------
   Net cash provided by operating
    activities.........................     433,543       245,318        61,328
                                         ----------  ------------   -----------
Investing activities:
  Acquisition of Metro-Goldwyn-Mayer
   Studios Inc.........................         --            --     (1,331,430)
  Acquisition of Orion Pictures
   Corporation.........................         --       (561,617)          --
  Additions to film costs, net.........    (871,271)     (703,222)      (55,814)
  Additions to property and equipment..     (14,005)       (9,555)       (2,079)
  Other investing activities...........     (18,646)      (11,280)       (1,538)
                                         ----------  ------------   -----------
  Net cash used in investing
   activities..........................    (903,922)   (1,285,674)   (1,390,861)
                                         ----------  ------------   -----------
Financing activities:
  Proceeds from issuance of equity
   securities to outside parties.......      73,185       165,000           --
  Proceeds from issuance of equity
   securities to related parties.......     623,315       438,697       901,811
  Proceeds from debt issuance..........         --        200,000       475,000
  Additions to borrowed funds..........     472,478       452,600         4,036
  Repayments of borrowed funds.........    (647,412)     (217,473)      (35,453)
  Financing costs and other............         --        (10,040)          --
                                         ----------  ------------   -----------
  Net cash provided by financing
   activities..........................     521,566     1,028,784     1,345,394
                                         ----------  ------------   -----------
Net change in cash and cash equivalents
 from operating, investing and
 financing activities..................      51,187       (11,572)       15,861
Net increase (decrease) in cash due to
 foreign currency fluctuations.........        (326)         (831)          520
                                         ----------  ------------   -----------
Net change in cash and cash
 equivalents...........................      50,861       (12,403)       16,381
Cash and cash equivalents at beginning
 of period.............................       3,978        16,381           --
                                         ----------  ------------   -----------
Cash and cash equivalents at end of the
 period................................  $   54,839  $      3,978   $    16,381
                                         ==========  ============   ===========

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           METRO-GOLDWYN-MAYER INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998

Note 1--Basis of Presentation and Summary of Significant Accounting Policies

  Basis of Presentation. The accompanying consolidated financial statements include the accounts of Metro-Goldwyn-Mayer Inc. (formerly known as P&F Acquisition Corp.) ("MGM"), Metro-Goldwyn-Mayer Studios Inc. and its majority owned subsidiaries ("MGM Studios") and Orion Pictures Corporation and its majority owned subsidiaries ("Orion") (collectively, the "Company"). MGM is a Delaware corporation formed on July 10, 1996 specifically to acquire MGM Studios, and is majority owned by an investor group comprised of Tracinda Corporation and a corporation that is principally owned by Tracinda (collectively, "Tracinda") and certain executive officers of the Company. Until September 1, 1998 the investor group included Seven Network Limited ("Seven"), whose interest was wholly acquired by Tracinda pursuant to the Seven Sale (as defined in Note 7). The acquisition of MGM Studios by MGM was completed on October 10, 1996, at which time MGM commenced principal operations (see Note 2). The acquisition of Orion was completed on July 10, 1997 (see Notes 2 and 7). Prior to its acquisition by MGM, MGM Studios was wholly owned by MGM Group Holdings Corporation, an indirect wholly owned subsidiary of Consortium de Realisation ("CDR"). CDR is a wholly owned subsidiary of Credit Lyonnais S.A. and is controlled by the French State.

  As permitted by Statement of Financial Accounting Standards ("SFAS") No. 53, "Financial Reporting by Producers and Distributors of Motion Pictures", the Company has presented an unclassified consolidated balance sheet. Certain reclassifications have been made to amounts reported in prior periods to conform with the current presentation.

  Business. The Company is engaged primarily in the development, production and worldwide distribution of theatrical motion pictures and television programs. The Company also distributes films produced or financed, in whole or in part, by third parties. The Company's business units have been aggregated into three reportable operating segments: feature films, television programming and other operating activities (see Note 11). Operating units included in the other operating segment include licensing and merchandising, interactive media and music, as well as the Company's equity investments (see
Note 4).

  Motion picture and television production and distribution is highly speculative and inherently risky. There can be no assurance of the economic success of such motion pictures and television programming since the revenues derived from the production and distribution (which do not necessarily bear a direct correlation to the production or distribution costs incurred) depend primarily upon their acceptance by the public, which cannot be predicted. The commercial success of a motion picture also depends upon the quality and acceptance of other competing films released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. The theatrical success of a motion picture is a very important factor in generating revenues from such motion picture in other media.

  The success of the Company's television programming also may be impacted by prevailing advertising rates, which are subject to fluctuation. Therefore, there is a substantial risk that some or all of the Company's motion picture and television projects will not be commercially successful, resulting in costs not being recouped or anticipated profits not being realized.

  Principles of Consolidation. The consolidated financial statements include the accounts of MGM, MGM Studios, Orion and all of their majority-owned and controlled subsidiaries. The Company's investments in related companies which represent a 20% to 50% ownership interest over which the Company has significant influence but not control are accounted for using the equity method (see Note 4). All significant intercompany balances have been eliminated.

                           METRO-GOLDWYN-MAYER INC.

  Cash and Cash Equivalents. The Company considers all highly liquid debt instruments, purchased with an initial maturity of three months or less, to be cash equivalents. Included in other assets at December 31, 1998 and 1997 is approximately $4,333,000 and $4,905,000, respectively, of cash restricted by various escrow agreements. The carrying value of the Company's cash equivalents approximated cost at each balance sheet date.

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

  Goodwill. The excess cost of acquisition over the fair market values of identifiable net assets acquired (goodwill) is amortized over an estimated useful life of 40 years using the straight-line method. The Company has adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The carrying value of existing assets are reviewed when events or changes in circumstances indicate that an impairment test is necessary in order to determine if an impairment has occurred. When factors indicate that such assets should be evaluated for possible impairment, the Company will estimate the future cash flows expected to result from the use of the assets and their eventual disposition, and compare the amounts to the carrying value of the assets to determine if an impairment loss has occurred. For the period from October 11, 1996 to December 31, 1996, goodwill was reduced by $1,206,000 due to the utilization of certain tax assets not benefitted at the acquisition date. During the year ended December 31, 1997, the Company reduced goodwill and accrued tax reserves by $11,075,000 due to the favorable resolution of certain pre-acquisition contingencies. Accumulated amortization of goodwill was $26,716,000 and $12,947,000 as of December 31, 1998 and 1997,
respectively.

                           METRO-GOLDWYN-MAYER INC.

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

  Foreign Currency Translation. Generally, foreign subsidiary assets and liabilities are translated into United States dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses of foreign subsidiaries are translated into United States dollars at the average exchange rates that prevailed during the period. The gains or losses that result from this process are included as a component of the accumulated other comprehensive income balance in stockholders' equity. Foreign currency denominated transactions are recorded at the exchange rate in effect at the time of occurrence, and the gains or losses resulting from subsequent translation at current exchange rates are included in the statement of operations.

  Financial Instruments. The carrying values of short-term trade receivables and payables approximate their estimated fair values because of the short maturity of these instruments. The carrying values of receivables with maturities greater than one year have been discounted at LIBOR plus 2.50 percent (approximately 7.57 percent and 8.31 percent at December 31, 1998 and 1997, respectively), which approximates the Company's current effective borrowing rates.

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

  Accounts and Contracts Receivable. At December 31, 1998, accounts and contracts receivable aggregated $388,287,000 (before allowance for doubtful accounts), of which approximately $338,000,000 is due within one year. Concentration of credit and geographic risk with respect to accounts receivable is limited due to the large number and general dispersion of accounts which constitute the Company's customer base. The Company performs credit evaluations of its customers and in some instances requires collateral. At December 31, 1998 and 1997, there were no significant customers accounting for greater than 10 percent of the Company's accounts and contracts receivable.

  Earnings Per Share. The Company has adopted SFAS No. 128, "Earnings Per Share" ("EPS"), effective for the year ending December 31, 1997, and has restated its earnings per share disclosures for the period ended December 31, 1996 to comply with SFAS No. 128. Under SFAS No. 128, primary EPS is replaced by "Basic" EPS, which excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. "Diluted" EPS, which is computed similarly to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. When dilutive, stock options are included as share equivalents in computing diluted earnings per share using the treasury stock method. The weighted average number of shares used in computing basic earnings (loss) per share was 75,816,326 and 28,634,362 in the years ended December 31, 1998 and 1997, and 16,692,217 in the period from October 11, 1996 to December 31, 1996, respectively. The per share computations for all periods presented reflect the 41.667 for

                           METRO-GOLDWYN-MAYER INC.

1 stock split (see Note 7). Basic EPS for the period from October 11, 1996 to December 31, 1996 increased by $.01 per share due to the adoption of SFAS No.
128. Included in the computation of weighted average shares for diluted EPS for the period from October 11, 1996 to December 31, 1996 are 21,104,455 shares of dilutive securities. Dilutive securities of 1,642,556 and 18,291,004 shares are not included in the calculation of diluted EPS in the years ending December 31, 1998 and 1997 because they are antidilutive.

  Comprehensive Income. The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", effective for the year ending December 31, 1998. This statement establishes standards for the reporting and display of comprehensive income and its components in financial statements and thereby reports a measure of all changes in equity of an enterprise that result from transactions and other economic events other than transactions with owners.

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

  New Accounting Pronouncements. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for all quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.

  In October 1998, the FASB issued an Exposure Draft on a proposed Statement of Position (the "Proposed SOP") for "Accounting By Producers and Distributors of Films". If adopted, the Proposed SOP would establish new accounting and reporting standards for all producers and distributors that own or hold the rights to distribute or exploit films. The Proposed SOP provides that the cumulative effect of changes in accounting principles caused by adoption of the provisions of the SOP should be included in the determination of net income in conformity with Accounting Principles Board Opinion No. 20, "Accounting Changes". If adopted, the Proposed SOP, as currently drafted, would be effective for financial statements for fiscal years beginning after December 15, 1999, with earlier adoption encouraged.

  The Company will adopt these statements on their respective effective dates. The effect of these new accounting pronouncements has not yet been determined by Management.

Note 2--Acquisitions and Restructuring Charges

  On October 10, 1996, MGM completed the acquisition of all the common stock of MGM Studios (the "Acquisition") for a purchase price of $1,300,000,000 in cash, plus payment of acquisition related costs of approximately $31,430,000. In connection with an investment agreement (the "Investment Agreement") among Mr. Frank Mancuso, an investor group comprised of Tracinda and Seven (collectively, the "Investors") and MGM, Tracinda acquired $200,000,000 of the common stock of MGM (the "Common Stock") and $450,000,000 of the Series A Cumulative Convertible Preferred Stock of MGM (the "Preferred Stock"), and Seven acquired $200,000,000 of the Common Stock and $50,000,000 of the Preferred Stock, concurrent with the closing of the Acquisition. Also, in connection with the Acquisition, Tracinda and Celsus Financial Corp., an entity wholly-owned by Michael R. Gleason (a former director of the Company), were each granted an option by the Company to purchase 156,251 shares of the Common Stock at an exercise price of $6.41 per share (the options expire on October 10, 2002) and reimbursed an agreed-upon amount of $4,750,000 each for costs related to the Acquisition.

                           METRO-GOLDWYN-MAYER INC.

  On July 10, 1997, the Company acquired all the outstanding common stock of Orion, together with certain of its subsidiaries, for an aggregate purchase price of $573,000,000 (the "Orion Acquisition"). The Company financed the Orion Acquisition through (i) the issuance of 13,375,107 and 1,625,013 shares of the Common Stock to Tracinda and Seven, respectively, for aggregate net proceeds of $360,000,000, (ii) borrowings by Orion under a new $250,000,000 Orion credit facility ("Original Orion Credit Facility"), which was subsequently amended (see Note 6), and (iii) assumption of certain liabilities.

  The Orion Acquisition has been accounted for as a purchase. Orion's assets and liabilities have been recorded in the Company's financial statements at their estimated fair values at the acquisition date allocated as follows (in thousands):

   Accounts and contracts receivable................................. $  51,015
   Film and television costs.........................................   396,437
   Other assets......................................................    14,953
   Excess of cost over net assets of acquired businesses.............   294,355
   Liabilities assumed, including reserve for severance of $36,000...  (190,795)
   Cash on hand......................................................    (4,348)
                                                                      ---------
   Cash purchase price............................................... $ 561,617
                                                                      =========

  The results of operations of MGM Studios have been included in the consolidated financial statements from October 11, 1996, date of commencement of principal operations. The results of operations of Orion have been included in the consolidated financial statements from July 10, 1997, date of acquisition. The Company has made severance and other payments associated with the Orion Acquisition aggregating $36,000,000 from the date of acquisition to December 31, 1998. The pro forma results of operations for the years ended December 31, 1997 and 1996 as if the Acquisition, the Orion Acquisition, the
41.667 stock split and the conversion of the Preferred Stock had occurred at the beginning of each period are as follows (in thousands, except share data):

                                                             Year Ended
                                                            December 31,
                                                           1997        1996
                                                        ----------  ----------
   Revenues............................................ $  893,419  $1,315,128
   Operating income (loss)............................. $  (84,819) $ (598,742)
   Net income (loss)................................... $ (158,364) $ (669,251)
   Pro forma loss per share............................ $    (2.91) $   (12.73)
   Pro forma weighted average shares................... 54,458,427  52,567,754

  In association with a restructuring program implemented by the Company in September 1998, the Company recorded a charge of $13,782,000 representing severance and other costs, of which $9,972,000 has been paid through December 31, 1998. This charge included the termination of 114 employees across all divisions of the Company.

                           METRO-GOLDWYN-MAYER INC.

Note 3--Film and Television Costs

  Film and television costs, net of amortization, are summarized as follows (in thousands):

                                                       December 31, December 31,
                                                           1998         1997
                                                       ------------ ------------
   Theatrical productions:
     Released.........................................  $2,116,007   $1,688,378
     Less: accumulated amortization...................    (750,008)    (269,932)
                                                        ----------   ----------
     Released, net....................................   1,365,999    1,418,446
     Completed not released                                 98,654        7,662
     In process and development.......................     283,242      174,386
                                                        ----------   ----------
       Subtotal: theatrical productions...............   1,747,895    1,600,494
                                                        ----------   ----------
   Television programming.............................     567,138      361,514
     Less:accumulated amortization....................    (238,370)     (94,882)
                                                        ----------   ----------
       Subtotal: television programming...............     328,768      266,632
                                                        ----------   ----------
                                                        $2,076,663   $1,867,126
                                                        ==========   ==========

  Interest costs capitalized to theatrical productions were $16,775,000, $15,242,000 and $524,000 during the years ended December 31, 1998 and 1997, and the period from October 11, 1996 to December 31, 1996, respectively.

  Based on the Company's estimates of projected gross revenues as of December 31, 1998, approximately 60% of unamortized film costs applicable to released theatrical films and released television programs will be amortized during the nine years ending December 31, 2007.

  On January 7, 1999, the Company acquired certain film libraries and film related rights containing over 1,300 feature films that were previously owned by PolyGram N.V. and its subsidiaries for $235 million. The purchase was funded through an advance on the Revolving Facility (as defined in Note 6) and utilization of cash on hand.

Note 4--Investments and Advances to Affiliates

  Distribution in foreign theatrical and certain pay television markets is performed by United International Pictures B.V. ("UIP"), in which the Company has a one-third interest. The Company's investment in UIP, which is included in investments and advances to affiliates, is stated at cost plus equity in undistributed earnings. The Company includes in its financial statements the revenues and related costs associated with its films distributed by UIP. The distribution fees paid to UIP by the Company are included in film and television production and distribution expense. Due to timing differences there are no taxable earnings and therefore, there is no tax provision on undistributed earnings. The Company's share of the net profits in UIP in the years ended December 31, 1998 and 1997, and the period from October 11, 1996 to December 31, 1996, were $7,391,000, $6,227,000 and $2,592,000, respectively.

  In May 1996, the Company entered into a joint venture agreement with Encore International, Inc., an indirect subsidiary of Telecommunications, Inc., to develop MGM Gold Networks (Asia) ("MGM Gold"), a satellite and cable delivery channel based in Asia whose operations were terminated in April 1998. In addition, in May 1998, the Company acquired a 50 percent interest in a Latin American cable programming joint venture, MGM Networks Latin America ("MGM Latin America"), for certain assets contributed by the Company to the joint venture. The Company shares equally in the profits of the venture and is obligated to fund 50 percent of the

                           METRO-GOLDWYN-MAYER INC.

joint venture's expenses up to a maximum of approximately $24,000,000, of which the Company had funded approximately $12,400,000 as of December 31, 1998. The Company's share of MGM Gold's and MGM Latin America's start-up losses in the years ended December 31, 1998 and 1997 were $9,296,000 and $11,754,000, respectively.

  Investments are summarized as follows (in thousands):

                                                      December 31, December 31,
                                                          1998         1997
                                                      ------------ ------------
   UIP...............................................   $  8,273     $  6,623
   MGM Latin America.................................      6,724          --
   Others............................................      2,677        3,294
                                                        --------     --------
                                                        $ 17,674     $  9,917
                                                        ========     ========

Note 5--Property and Equipment

  Property and equipment are summarized as follows (in thousands):

                                                      December 31, December 31,
                                                          1998         1997
                                                      ------------ ------------
   Leasehold improvements............................   $ 20,921     $ 14,845
   Furniture, fixtures and equipment.................     34,056       26,141
                                                        --------     --------
                                                          54,977       40,986
   Less accumulated depreciation and amortization....    (16,341)      (8,201)
                                                        --------     --------
                                                        $ 38,636     $ 32,785
                                                        ========     ========

Note 6--Bank and Other Debt

  Bank and other debt is summarized as follows (in thousands):

                                                      December 31, December 31,
                                                          1998         1997
                                                      ------------ ------------
   Revolving Facility................................   $    --      $175,000
   Term Loans........................................    700,000      700,000
   Capitalized lease obligations and other
    borrowings.......................................     15,574       15,508
                                                        --------     --------
                                                        $715,574     $890,508
                                                        ========     ========

  On October 15, 1997, the Company entered into an amended and restated credit facility with a syndicate of banks aggregating $1.3 billion (the "Amended Credit Facility") consisting of a six year $600 million revolving credit facility (the "Revolving Facility"), a $400 million seven and one-half year term loan ("Tranche A Loan") and a $300 million eight and one-half year term loan ("Tranche B Loan") (collectively, the "Term Loans"). The Amended Credit Facility contains provisions allowing, with the consent of the requisite lenders and subject to syndication thereof, for an additional $200 million tranche, raising the potential amount of Amended Credit Facility to $1.5 billion. The Revolving Facility and the Tranche A Loan bear interest at 2.50 percent over the Adjusted LIBOR rate, as defined (7.94 percent at December 31, 1998). The Tranche B Loan bears interest at 2.75 percent over the Adjusted LIBOR rate (8.19 percent at December 31, 1998). Scheduled amortization of the Term Loans under the Amended Credit Facility commences with $33 million in 2001, $73 million in 2002, $103 million in 2003, $103 million in 2004 and $103 million in 2005, with the remaining balance due at maturity. The Revolving Facility matures in October 2003, subject to extension under certain conditions.

                           METRO-GOLDWYN-MAYER INC.

  The Company has entered into three year fixed interest rate swap contracts in relation to a portion of the Amended Credit Facility for a notional value of $800,000,000 at an average rate of approximately 7.5 percent, which expire in various terms no later than December 2001. At December 31, 1998, the Company would have to pay approximately $6,978,000 to terminate such swap contracts.


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

  Maturity schedule. Credit facilities, lease and other borrowings at December 31, 1998 are scheduled to mature as follows (in thousands):

       1999............................................................ $  7,334
       2000............................................................    5,009
       2001............................................................   33,123
       2002............................................................   73,695
       2003............................................................  103,774
       Thereafter......................................................  492,639
                                                                        --------
                                                                        $715,574
                                                                        ========

Note 7--Stockholders' Equity

  Recapitalization. On November 13, 1997, the Company effected a recapitalization pursuant to which the Company, immediately prior to the closing of the IPO and the Tracinda Purchase (as such terms are defined below)
(i) converted each share of its Preferred Stock into one share of Common Stock, (ii) effected a 41.667 for 1 stock split and (iii) increased the number of authorized shares of the Common Stock from 50,000,000 to 125,000,000. Share and per share information have been retroactively restated for all periods presented to reflect this recapitalization.

  Orion Acquisition. The Company financed a portion of the Orion Acquisition through the issuance of 13,375,107 and 1,625,013 shares of the Common Stock to Tracinda and Seven, respectively, for aggregate net proceeds of $360,000,000 (see Note 2).

  Initial Public Offering and Tracinda Purchase. On November 13, 1997, the Company issued and sold 9,000,000 new shares of the Common Stock at a price per share of $20, less an underwriting discount and offering expenses, for net proceeds of $165,000,000, in an initial public offering (the "IPO"). Concurrent with the consummation of the IPO, Tracinda purchased directly from the Company 3,978,780 shares of the Common Stock, at a price per share of $20 less an amount equal to the underwriting discount per share for shares issued in the IPO, for net proceeds of $75,000,000 (the "Tracinda Purchase"). Subsequently, $190,000,000 of the net proceeds of the IPO and the Tracinda Purchase were used to repay existing bank debt and the remaining net proceeds were retained and used for working capital purposes.

  Seven Sale. On September 1, 1998, Tracinda purchased from Seven 16,208,463 shares of the Common Stock, representing all of the capital stock of the Company beneficially owned by Seven, for a price per share of

                           METRO-GOLDWYN-MAYER INC.

$24 and an aggregate purchase price of $389,003,000 (the "Seven Sale"). With the consummation of the Seven Sale, Tracinda and 250 Rodeo, Inc., an affiliate of Tracinda ("250 Rodeo"), increased their beneficial ownership of the Company to approximately 89.5 percent.

  Rights Offering. On October 26, 1998 (the "Record Date"), the Company issued to the holders of record of the Common Stock, at no charge to such holders, transferable subscription rights (the "Rights") to subscribe for 84,848,485 shares (the "Shares") of the Common Stock for $8.25 per share (the "Subscription Price") (the "Rights Offering"). Holders of the Common Stock received 1.289 Rights for each share of the Common Stock held as of the Record Date. Rights holders were allowed to purchase one share of the Common Stock at the Subscription Price for each whole Right held (the "Basic Subscription Privilege"). Rights holders who exercised the Basic Subscription Privilege in full also had the opportunity to purchase additional shares at the Subscription Price pursuant to an Oversubscription Privilege, as defined. Pursuant to the Rights Offering, Tracinda and 250 Rodeo each committed to exercise the Basic Subscription Privilege with respect to all of the Subscription Rights distributed to it (subject to certain conditions). The Rights expired on November 16, 1998. The Rights Offering was fully subscribed (including shares issued pursuant to the Oversubscription Privilege), and the Company issued the Shares for total net proceeds of $696,500,000 (gross proceeds of $700,000,000 less applicable fees and expenses of approximately $3,500,000). The net proceeds from the Rights Offering were used to repay in full the amounts outstanding under a bridge loan, and then to repay borrowings outstanding under the Revolving Facility.

  In connection with the Rights Offering, the Company also amended its Amended and Restated Certificate of Incorporation in order to increase the number of shares of the Common Stock authorized from 125,000,000 to 250,000,000 (the "Amendment"). The Amendment was approved by the Board of Directors of the Company and Tracinda (which represents a majority of the outstanding Common Stock) on October 22, 1998 and was effective prior to the closing of the Rights Offering.

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

  In connection with the Rights Offering, the per share exercise price of the stock options granted to certain executive officers and other key employees of the Company (the "Executive Repricing Participants") aggregating 3,164,604 options were reduced from $24.00 to $14.90, and for approximately 400 other employees the exercise price of 2,027,900 stock options was reduced from $20.00 to $14.90, for 10,400 options from $22.00 to $14.90, for 103,800 options from $21.50 to $14.90 and for 19,800 options from $19.63 to $14.90 (the "Employee Options") (collectively, the "Options Repricing"). The options which have had their exercise price adjusted pursuant to the Options Repricing will not be exercisable until the later of (i) six months following the Rights Offering, (ii) the date the Options Repricing is approved by the holders of 75 percent of the outstanding shares of the Common Stock and (iii) the applicable date of exercise set forth in the respective option agreement. No changes will be made to the vesting schedule or expiration date of the options subject to the Options Repricing.

                           METRO-GOLDWYN-MAYER INC.

  Stock option transactions under the 1996 Incentive Plan were as follows:

                                                                       October 11 to
                          December 31, 1998     December 31, 1997    December 31, 1996
                         -------------------- ---------------------- ------------------
                                     Weighted             Weighted             Weighted
                                     Average               Average             Average
                                     Exercise             Exercise             Exercise
                           Shares     Price    Shares       Price     Shares    Price
                         ----------  -------- ---------  ----------- --------- --------
Options outstanding at
 beginning of year......  7,683,952   $22.71  1,745,680    $24.00          --      --
Granted.................  5,973,714   $14.73  5,948,672    $22.33    1,745,680  $24.00
Cancelled............... (5,945,055)  $22.16    (10,400)   $20.00          --      --
                         ----------   ------  ---------    ------    ---------  ------
Options outstanding at
 end of year............  7,712,611   $17.25  7,683,952    $22.71    1,745,680  $24.00
                         ==========   ======  =========    ======    =========  ======
Options exercisable at
 end of year............    765,662   $24.00        --        --           --      --
                         ==========   ======  =========    ======    =========  ======

  The following table summarizes information about the outstanding options at
December 31, 1998 under the 1996 Incentive Plan:
                                              Outstanding
                                     -------------------------------
                                                          Weighted
                                                           Average
                                                          remaining
                                                          years of
                                     Exercise Number of  contractual
                                      Price    Options      life
                                     -------- ---------  -----------
                                      $11.38    285,000      9.94
                                      $14.90  5,323,595      8.39
                                      $24.00  2,104,016      7.78
                                              ---------
                                              7,712,611
                                              =========

  Senior Management Bonus Plan. The Company has a Senior Management Bonus Plan (the "Senior Management Bonus Plan") under which 2,420,685 bonus interests ("Bonus Interests") have been granted to certain key employees. Subject to certain vesting and other requirements, each Bonus Interest held by the Executive Repricing Participants entitles the holder to receive a cash payment if (a) the sum of the average closing price of Common Stock during the 20 trading days plus, in certain circumstances, per share distributions on the Common Stock (together, the "Price") preceding a Determination Date, as defined, is greater than (b) $14.90 and less than $29.80 (adjusted for stock splits, reverse stock splits and similar events). With respect to Bonus Interests held by all others, each Bonus Interest entitles the holder to receive a cash payment if the Price preceding a Determination Date, as defined, is greater than $24.00 and less than $48.00 (adjusted for stock splits, reverse stock splits and similar events). The cash payment will be equal to (i) the vested portion of the Bonus Interest at the Determination Date multiplied by (ii) the amount by which the Price at the Determination Date is less than $29.80, with respect to Executive Repricing Participants, or $48.00 with respect to all others, multiplied by (iii) 1.61, with respect to the Executive Repricing Participants only (in each case, a maximum of $24.00 per Bonus Interest). Once a payment is made in respect of the vested portion of a Bonus Interest, no further payment is due in respect of that portion. If at any Determination Date the Price equals or exceeds $29.80, with respect to Executive Repricing Participants, or $48.00, with respect to all others, no payments will thereafter be due in respect of any then-vested portion of a Bonus Interest. Bonus Interests vested 20 percent at October 1, 1997 and 1/60 each month thereafter. Bonus Interests vested at December 31, 1998 were 1,103,301.

                           METRO-GOLDWYN-MAYER INC.

  The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting For Stock Issued to Employees," and related interpretations in accounting for its plans. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net income
(loss) would have been reduced to the following pro forma amounts:

                                                 Year Ended        October 11 to
                                                December 31,       December 31,
                                               1998       1997         1996
                                             ---------  ---------  -------------
   Net income (loss):
     As reported............................ $(157,648) $(128,114)    $  166
     Pro forma.............................. $(170,546) $(136,187)    $  (15)
     Pro forma loss per share............... $   (2.25) $   (4.76)    $(0.00)

  The fair value of each option grant was estimated using the Black-Scholes model based on the following assumptions: the weighted average fair value of stock options granted in the year ended December 31, 1998, 1997 and in the period from October 11 to December 31, 1996 was $4.62, $5.41 and $6.94, respectively. The dividend yield was 0 percent in all periods, and expected volatility was 40.5 percent for the year ended December 31, 1998 and 0 percent in all other periods. Also, the calculation uses a weighted average expected life of 5.0 years, 5.0 years and 5.5 years, and a weighted average assumed risk-free interest rate of 4.9 percent, 5.9 percent and 6.2 percent, for the years ended December 31, 1998, 1997 and the period from October 11 to December 31, 1996, respectively.

Note 8--Income Taxes

  The Company's domestic and foreign tax liability balances consist of the following (in thousands):

                                                       December 31, December 31,
                                                           1998         1997
                                                       ------------ ------------
   Current............................................   $34,869      $30,879
   Deferred...........................................       --           700
                                                         -------      -------
                                                         $34,869      $31,579
                                                         =======      =======

                           METRO-GOLDWYN-MAYER INC.

  For income tax purposes, the historical tax basis of the assets and liabilities of MGM Studios and Orion have been retained following their acquisitions by the Company. The income tax effects of temporary differences between book value and tax basis of assets and liabilities are as follows (in thousands):

                                                       December 31, December 31,
                                                           1998         1997
                                                       ------------ ------------
   Deferred tax assets:
     Film and television costs........................  $  32,078    $  21,143
     Participations and residuals payable.............     61,434       10,886
     Reserves and investments.........................     48,332       52,375
     Net miscellaneous tax assets.....................     26,595       34,780
     Operating loss carryforwards.....................    104,607       74,069
                                                        ---------    ---------
      Subtotal, gross deferred tax assets.............    273,046      193,253
     Valuation allowance..............................   (228,044)    (173,867)
                                                        ---------    ---------
       Total deferred tax assets......................     45,002       19,386
                                                        ---------    ---------
   Deferred tax liabilities:
     Film revenue.....................................    (41,556)     (18,709)
     Goodwill.........................................     (3,446)      (1,377)
                                                        ---------    ---------
       Total deferred tax liabilities.................    (45,002)     (20,086)
                                                        ---------    ---------
   Net deferred tax liability.........................  $     --     $    (700)
                                                        =========    =========

  As of December 31, 1998, the Company and its subsidiaries for U.S. federal income tax purposes had net operating loss carryforwards of $30,323,000, $91,511,000 and $146,388,000, which expire in 2011, 2012 and 2018, respectively. Under U.S. tax rules enacted in 1997, net operating losses generated in tax years beginning before August 6, 1997 may be carried forward for 15 years while losses generated in subsequent tax years may be carried forward 20 years. Presently, there are no limitations on the use of these carryforwards.

  At December 31, 1998, management has determined that $228,044,000 of deferred tax assets do not satisfy the recognition criteria set forth in SFAS No. 109. Accordingly, a valuation allowance has been recorded by the Company for this amount.

  Details of the provision for income taxes are as follows (in thousands):

                                                                   October 11 to
                                         Year Ended December 31,   December 31,
                                            1998         1997          1996
                                         -----------  -----------  -------------
   Current taxes:
     Foreign taxes.....................     $ 10,181  $     9,645     $ 3,140
   Deferred taxes:
     Federal and state taxes (benefit).      (54,177)     (66,102)      6,055
     Adjustment for change in valuation
      allowance........................       54,177       66,802      (4,849)
                                         -----------  -----------     -------
   Total tax provision.................     $ 10,181  $    10,345     $ 4,346
                                         ===========  ===========     =======

                           METRO-GOLDWYN-MAYER INC.

  The following is a summary reconciliation of the federal tax rate to the effective tax rate:

                                                 Year Ended         October 11 to
                                                 December 31,       December 31,
                                                 1998      1997         1996
                                                ------    ------    -------------
   Federal tax rate on pre-tax book income
    (loss).....................................    (35)%     (35)%        35%
   Goodwill and other permanent differences....      3 %       3 %        14%
   Foreign taxes, net of available federal tax
    benefit....................................      7 %       8 %        45%
   Loss carryforward not benefitted............     32 %      32 %        --%
                                                ------    ------         ---
   Effective tax rate..........................      7 %       8 %        94%
                                                ======    ======         ===

  The Company has various foreign subsidiaries formed or acquired to produce or distribute motion pictures outside the United States. In the opinion of management, the earnings of these subsidiaries are not permanently invested outside the United States. Pursuant to APB No. 23, "Accounting For Income Taxes--Special Areas," tax expense has accordingly been provided for these unremitted earnings.

Note 9--Retirement Plans

  The Company has a non-contributory retirement plan (the "Basic Plan") covering substantially all regular full-time, non-union employees. Benefits are based on years of service and compensation, as defined. In 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which revised employers' disclosures about pension and post-retirement benefit plans.

  Reconciliation of the funded status of the plans and the amounts included in the Company's consolidated balance sheets are as follows (in thousands):

                                                     December 31, December 31,
                                                         1998         1997
                                                     ------------ ------------
   Projected benefit obligations:
     Beginning obligations..........................   $10,500      $ 9,913
     Service cost...................................     1,149        1,213
     Interest cost..................................       852          841
     Actuarial gains................................     1,506          381
     Benefits paid..................................      (355)      (1,848)
                                                       -------      -------
     Ending obligations.............................   $13,652      $10,500
                                                       =======      =======
   Fair value of plan assets (primarily debt
    securities):
     Beginning fair value...........................   $ 8,741      $ 8,403
     Actual return on plan assets...................     1,107          662
     Employer contributions.........................     1,712        1,524
     Benefits paid..................................      (355)      (1,848)
     Expenses.......................................       --           --
                                                       -------      -------
     Ending fair value..............................   $11,205      $ 8,741
                                                       =======      =======

                           METRO-GOLDWYN-MAYER INC.

                                                      December 31, December 31,
                                                          1998         1997
                                                      ------------ ------------
   Funded status of the plans:
     Projected benefit obligations...................   $13,652      $10,500
     Plan assets at fair value.......................    11,205        8,741
                                                        -------      -------
     Projected benefit obligations in excess of plan
      assets.........................................    (2,447)      (1,759)
     Unrecognized net asset as of beginning of year..      (140)        (160)
     Unrecognized net gain...........................     1,936          860
     Unrecognized prior service cost.................      (149)        (163)
                                                        -------      -------
     Net balance sheet liability.....................   $ (800)      $(1,222)
                                                        =======      =======


  Key assumptions used in the actuarial computations were as follows:


     Discount rate...................................      6.75%        7.50%
                                                        =======      =======
     Long-term rate of return on assets..............      7.25%        7.25%
                                                        =======      =======
     Rate of increase in future compensation levels..      5.00%        5.00%
                                                        =======      =======

  The unrecognized net asset is being amortized over the estimated remaining service life of 19.4 years. Domestic pension benefits and expense were determined under the entry age actuarial cost method.

  Pension cost includes the following components (in thousands):

                                                   Year ended     October 11 to
                                                  December 31,    December 31,
                                                   1998    1997       1996
                                                  ------  ------  -------------
   Service cost.................................. $1,149  $1,213      $ 244
   Interest cost on projected benefit
    obligation...................................    852     841        163
   Actual (return) loss on plan assets...........   (676)   (636)       224
   Net amortization and deferral.................    (34)    (34)      (330)
                                                  ------  ------      -----
   Net periodic pension cost..................... $1,291  $1,384      $ 301
                                                  ======  ======      =====

  A significant number of the Company's production employees are covered by union sponsored, collectively bargained multi-employer pension plans. The Company contributed approximately $8,890,000, $12,366,000 and $2,824,000, respectively, for such plans in years ended December 31, 1998 and 1997 and the period from October 11, 1996 to December 31, 1996. Information from the plans' administrators is not sufficient to permit the Company to determine its share of unfunded vested benefits, if any.

  The Company also provides each of its employees, including its officers, who have completed one year of service with the Company the opportunity to participate in the MGM Savings Plan (the "Savings Plan"). The Company contributed approximately $1,435,000, $1,172,000 and $219,000, respectively, to the Savings Plan in the years ended December 31, 1998 and 1997 and the period from October 11, 1996 to December 31, 1996.

Note 10--Related Party Transactions

  In February 1980 a predecessor-in-interest to the Company granted to a predecessor-in-interest to MGM Grand, Inc. an exclusive open-ended royalty-free license, which was amended in 1992 and further amended in 1998. Pursuant to the license, as amended, MGM Grand, Inc. has the right to use certain trademarks that include the letters "MGM," as well as logos and names consisting of or related to stylized depictions of a lion, in its resort hotel and/or gaming businesses and other businesses that are not related to filmed entertainment. In 1986

                           METRO-GOLDWYN-MAYER INC.

MGM granted MGM Grand Air, Inc. ("Grand Air") an exclusive open-ended royalty-free license to use one of its logos consisting of a stylized depiction of a lion in Grand Air's airline business. The Company did not receive any monetary compensation for these licenses. Tracinda owns a majority of the outstanding common stock of MGM Grand, Inc., the parent of both MGM Grand Hotel ("Grand Hotel") and Grand Air. Additionally, the Company and affiliates of Tracinda occasionally conduct cross-promotional campaigns, in which the Company's motion pictures and the affiliates' hotels are promoted together; however, the Company believes that the amounts involved are immaterial.

  The Company and Grand Hotel have an ongoing relationship whereby Grand Hotel can utilize key art, still photographs of artwork and one minute film clips from certain of the Company's motion picture releases on an as-needed basis. The Company did not receive any monetary compensation for these licenses.

  The Company sells to Grand Hotel and certain of its affiliates, on a wholesale basis, videocassettes and other merchandise such as baseball caps, clothing, keychains and watches bearing the Company's trademarks and logos for resale to consumers in retail shops located within Grand Hotel's hotels. Grand Hotel currently is the Company's largest wholesale customer of the Company's merchandise and, consequently, receives customary volume discounts from the Company. During the years ended December 31, 1998 and 1997 and the period from October 11, 1996 to December 31, 1996, the Company recognized revenues of $24,000, $257,000 and $70,000, respectively, for such videocassettes and merchandise.

  In 1997 MGM Studios and Grand Hotel entered into a site location agreement with respect to production of a pilot episode of a television series being developed by MGM Studios. Grand Hotel was not compensated for the use of the site, but was compensated, on customary terms, for goods and services provided by Grand Hotel in the amount of $462,000 in the year ended December 31, 1997.

  From time to time, the Company charters airplanes from Tracinda for use in the Company's business. The Company believes that the terms of the charter arrangements are no less favorable to the Company than those that could be obtained from unrelated third parties. During the years ended December 31, 1998 and 1997 and the period from October 11, 1996 to December 31, 1996, the aggregate of the payments made to Tracinda for such charters were approximately $3,000, $308,000 and $10,000, respectively.

  In 1995 the Company licensed to a subsidiary of Seven, a former beneficial owner of more than 5 percent of the Company's Common Stock, the right to distribute certain motion picture and television product in the Australian free television market. This agreement was amended on September 9, 1997. The product licensed includes certain library pictures and theatrical motion pictures and television series, miniseries and made-for-television movies produced or distributed by the Company during the term of the agreement. The license fees for the library product are at a rate which the Company believes is arm's-length. The term of the output portion of the agreement is 15 years. The license fees for output product television series, television movies and television mini-series are on a "most favored nations" basis with prices paid by the Seven subsidiary for comparable programming. During the years ended December 31, 1998 and 1997 and the period from October 11, 1996 to December 31, 1996, the Company recognized revenues of $5,651,000, $4,454,000 and $1,055,000, respectively, under this agreement. Management believes that the terms of this agreement are consistent with the terms of comparable television license arrangements with third parties.

  In 1994, in connection with the formation of MovieVision, a joint venture in which the Company and a subsidiary of Seven have non-controlling interests, the Company licensed to the joint venture certain of its current theatrical and television motion pictures, as well as a number of its library pictures, for distribution on Australian pay and basic cable television. The agreement expires on June 30, 2000, with all motion pictures covered by the agreement reverting to the Company within one year after that date, but both the Company and

                           METRO-GOLDWYN-MAYER INC.

MovieVision have the right to extend the license for a further five years. The Company receives a license fee for each picture that is based on the number of MovieVision's subscribers. The Company recognized such license fee revenues of $3,678,000, $3,056,000 and $292,000 during the years ended December 31, 1998 and 1997 and the period from October 11, 1996 to December 31, 1996, respectively. The Company believes that the terms of the agreement are no less favorable to the Company than those contained in its licenses with unaffiliated licensees.

  Seven has agreed to reimburse the Company for losses that the Company may incur in connection with the distribution of an Australian film with respect to which the Company has acquired distribution rights from an unrelated third party.

  The Company has an exclusive producer overhead arrangement with FGM Entertainment for the services of Frank Mancuso, Jr., the son of the Company's Chairman of the Board and Chief Executive Officer, which expires on July 31, 2002. FGM Entertainment, a company wholly owned by Mr. Mancuso, Jr., receives $400,000 each year, subject to five to ten percent annual increases, for overhead expenses, as well as a development fund and a production fund to pay for the costs of developing and producing projects. FGM Entertainment must submit all projects that it wishes to produce or develop to the Company and receives a producing fee, as well as certain participations and royalties, for each picture that is produced under the arrangement. The Company has the right to acquire the domestic or worldwide rights to each picture produced under the arrangement and controls all remake, sequel and television rights. Pursuant to this arrangement, the Company paid Mr. Mancuso, Jr. approximately $2,429,000, $1,916,000 and $39,000 during the years ended December 31, 1998 and 1997 and the period from October 11, 1996 to December 31, 1996, respectively.

  On January 14, 1997, MGM Studios and Tracinda entered into an agreement to share the proceeds from certain insurance claims relating to litigation which arose prior to 1991. The potential insurance proceeds were allocated 65% to MGM Studios and 35% to Tracinda based on the relative value of each company's respective claims, as determined by the parties. The Company received $8,031,000 in insurance proceeds under such policies during the year ended December 31, 1997, of which $2,811,000 was paid to Tracinda.

                           METRO-GOLDWYN-MAYER INC.

Note 11--Segment Information

  The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", for its fiscal year ended December 31, 1998, which changed the way the Company reports information about its operating segments. The Company business units have been aggregated into three reportable operating segments: feature films, television programming and other (see Note 1). The factors for determining the reportable segments were based on the distinct nature of their operations. They are managed as separate business units because each requires and is responsible for executing a unique business strategy. Earnings of industry segments and geographic areas exclude interest income, interest expense, goodwill amortization, income taxes and other unallocated corporate expenses. Identifiable assets are those assets used in the operations of the segments. Corporate assets consist of cash, certain corporate receivables and intangibles. Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

                                      Feature   Television
                                       Films     Programs   Other      Total
                                     ---------- ---------- --------  ----------
Year Ended December 31, 1998:
  Revenues.......................... $1,005,747  $197,759  $ 37,217  $1,240,723
  Segment income (loss)............. $   39,748  $ 12,885  $ (3,758) $   48,875
  Identifiable assets............... $2,096,092  $400,646  $ 19,718  $2,516,456
  Capital expenditures.............. $    9,293  $  1,776  $ 18,733  $   29,802
  Depreciation expense.............. $    5,683  $  1,086  $     53  $    6,822
Year Ended December 31, 1997:
  Revenues.......................... $  699,219  $114,200  $ 17,883  $  831,302
  Segment income (loss)............. $   65,509  $ (7,201) $(26,545) $   31,763
  Identifiable assets............... $1,874,683  $311,873  $  9,414  $2,195,970
  Capital expenditures.............. $    6,346  $  1,056  $ 11,312  $   18,714
  Depreciation expense.............. $    4,505  $    749  $     23  $    5,277
October 11 to December 31, 1996:
  Revenues.......................... $  209,354  $ 14,413  $  4,919  $  228,686
  Segment income (loss)............. $   37,140  $ (4,062) $    532  $   33,610
  Identifiable assets............... $1,255,389  $166,781  $  4,573  $1,426,743
  Capital expenditures.............. $    1,471  $    195  $  1,543  $    3,209
  Depreciation expense.............. $    1,003  $    133  $      4  $    1,140

                            METRO-GOLDWYN-MAYER INC.

  The following table presents the details of other operating segment income
(loss):

                                                                  October 11 to
                                        Year Ended December 31,   December 31,
                                           1998         1997          1996
                                        -----------  -----------  -------------
   Licensing and merchandising......... $       484  $     2,526     $   801
   Interactive media...................      (9,930)     (16,828)     (1,878)
   Music...............................       4,787        2,140       1,149
   Losses on equity investments........     (12,536)     (14,225)        --
   Profit on sale of interest in joint
    venture............................      10,000          --          --
   Other...............................       3,437         (158)        460
                                        -----------  -----------     -------
                                        $    (3,758) $   (26,545)    $   532
                                        ===========  ===========     =======

  The following is a reconciliation of reportable segment income to consolidated income (loss) before taxes:

                                                Year Ended        October 11 to
                                               December 31,       December 31,
                                              1998       1997         1996
                                            ---------  ---------  -------------
   Segment income.......................... $  48,875  $  31,763    $ 33,610
   General and administrative expenses.....   (92,244)   (87,644)    (18,319)
   Severance and related costs.............   (13,182)       --          --
   Goodwill amortization...................   (14,289)   (11,230)     (1,717)
                                            ---------  ---------    --------
     Operating income (loss)...............   (70,840)   (67,111)     13,574
   Interest expense, net of amounts
    capitalized............................   (80,611)   (53,105)     (9,875)
   Interest and other income, net..........     3,984      2,447         813
                                            ---------  ---------    --------
     Consolidated income (loss) before
      taxes................................ $(147,467) $(117,769)   $  4,512
                                            =========  =========    ========

  The following is a reconciliation of reportable segment assets to consolidated total assets:

                                                 Year Ended       October 11 to
                                                December 31,      December 31,
                                               1998       1997        1996
                                            ---------- ---------- -------------
   Total assets for reportable segments.... $2,516,456 $2,195,970  $1,426,743
   Goodwill not allocated to segments......    561,026    574,795     302,741
   Other unallocated amounts...............     81,496     51,889      45,184
                                            ---------- ----------  ----------
     Consolidated total assets............. $3,158,978 $2,822,654  $1,774,668
                                            ========== ==========  ==========

                           METRO-GOLDWYN-MAYER INC.

  The Company's foreign activities are principally motion picture and television production and distribution in territories outside of the United States and Canada. Net foreign assets of subsidiaries operating in foreign countries are not material in relation to consolidated net assets. Revenues earned from motion picture and television films produced in the United States by territory were as follows (in thousands):

                                                   Year Ended      October 11 to
                                                  December 31,     December 31,
                                                  1998      1997       1996
                                               ---------- -------- -------------
   United States and Canada................... $  740,480 $458,977   $137,160
   Europe.....................................    276,673  255,396     62,298
   Asia and Australia.........................    158,615   86,695     15,052
   Other......................................     64,955   30,234     14,176
                                               ---------- --------   --------
                                               $1,240,723 $831,302   $228,686
                                               ========== ========   ========

Note 12--Commitments and Contingencies

  Leases. The Company has operating leases for offices and equipment. Certain property leases include provisions for increases over base year rents as well as for escalation clauses for maintenance and other building operations. Rent expense was approximately $15,011,000, $12,915,000 and $2,936,000 for the
years ended December 31, 1998 and 1997 and the period from October 11, 1996 to December 31, 1996, respectively.

  Employment Agreements. The Company has employment agreements with several principal officers and employees. The agreements provide for minimum salary levels as well as, in some cases, bonuses.

  Creative Talent Agreements. The Company has entered into contractual agreements for creative talent related to future film production. Such amounts are scheduled to be paid through 2002.

  Future minimum annual commitments under non-cancelable operating leases, employment agreements, and creative talent agreements as of December 31, 1998 are as follows (in thousands):

       1999............................................................ $ 78,746
       2000............................................................   45,923
       2001............................................................   27,246
       2002............................................................   13,013
       2003............................................................    8,075
       Thereafter......................................................    1,260
                                                                        --------
                                                                        $174,263
                                                                        ========

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

                           METRO-GOLDWYN-MAYER INC.

Note 13--Supplementary Cash Flow Information

  The Company paid interest, net of capitalized interest, of $66,887,000, $45,394,000 and $7,103,000 during the years ended December 31, 1998 and 1997 and the period from October 11, 1996 to December 31, 1996, respectively.

  The Company paid income taxes of $7,137,000, $8,425,000 and $922,000 during the years ended December 31, 1998 and 1997 and the period from October 11, 1996 to December 31, 1996, respectively. During the year ended December 31, 1997, the Company also received foreign remittance tax refunds of $12,296,000.

Note 14--Quarterly Financial Data (Unaudited)

  Certain quarterly information is presented below (in thousands):

                                          First     Second    Third     Fourth
                                         Quarter   Quarter   Quarter   Quarter
                                         --------  --------  --------  --------
   1998:
     Revenues..........................  $316,460  $281,201  $259,622  $383,440
     Operating income (loss)...........  $  1,929  $(33,621) $(17,402) $(21,746)
     Interest expense, net of amounts
      capitalized......................  $ 18,254  $ 20,174  $ 22,022  $ 20,161
     Net loss..........................  $(18,643) $(54,994) $(40,271) $(43,740)
     Basic and diluted loss per share..  $   (.28) $   (.84) $   (.61) $   (.30)
   1997:
     Revenues..........................  $197,629  $153,385  $221,068  $259,220
     Operating income (loss)...........  $ (1,084) $ (4,775) $  1,254  $(62,506)
     Interest expense, net of amounts
      capitalized......................  $ 11,016  $  9,583  $ 15,415  $ 17,091
     Net loss..........................  $(14,193) $(14,812) $(16,560) $(82,549)
     Basic and diluted loss per share..  $   (.85) $   (.88) $   (.55) $  (1.64)

Note 15--Subsequent Events

  On March 12, 1999, the Company agreed to accelerate the expiration of the right of Warner Home Video ("WHV") to distribute the Company's product in the home video marketplace under the agreement executed in 1990 (the "WHV Agreement"). In consideration for the early expiration of the WHV Agreement, the Company has agreed to pay WHV $225 million, of which $112.5 million was paid on March 12, 1999 and the remaining $112.5 million of which is payable in September 1999. The parties restructured the terms of the WHV Agreement, which will function as an interim distribution agreement (the "Transitional Video Agreement"), under which WHV will distribute certain of the Company's product in the home video marketplace while the Company establishes its own home video distribution network. The Transitional Video Agreement expires on January 31, 2000. Additionally, the Company reconveyed as of January 1, 1999 to Turner Entertainment, Co., Inc., an affiliate of WHV, the right that the Company had to distribute in the home video markets worldwide until June 1, 2001, 2,950 titles that had been serviced under the WHV Agreement. The Company intends to record a one-time pre-tax contract termination charge in the first quarter of 1999 for approximately $225 million for costs in connection with the early expiration of WHV's rights under the WHV Agreement. The Company's obligation to pay the remaining $112.5 million installment (plus interest at the rate of eight percent per year from March 1999) in September 1999 is secured by a standby letter of credit issued by one of the Company's principal lenders.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Metro-Goldwyn-Mayer Studios Inc.:

  We have audited the accompanying consolidated statements of operations and comprehensive income (loss), stockholder's equity and cash flows for the period from January 1, 1996 to October 10, 1996 of Metro-Goldwyn-Mayer Studios Inc. (formerly known as Metro-Goldwyn-Mayer Inc.) and its subsidiaries. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Company for the period from January 1, 1996 to October 10, 1996 in conformity with generally accepted accounting principles.

                                                            Arthur Andersen LLP

Los Angeles, California
December 16, 1996

                        METRO-GOLDWYN-MAYER STUDIOS INC.

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)

                                                                    January 1
                                                                    to October
                                                                     10, 1996
                                                                    ----------
Revenues........................................................... $  912,706
Expenses:
 Film and television production and distribution...................    953,820
 General and administrative........................................     60,056
 Goodwill amortization.............................................     11,570
 Provision for impairment..........................................    563,829
                                                                    ----------
  Total expenses...................................................  1,589,275
                                                                    ----------
Operating loss.....................................................   (676,569)
Other income (expense):
 Interest expense, net of amounts capitalized......................    (71,375)
 Interest and other income, net....................................      3,179
                                                                    ----------
  Total other expense..............................................    (68,196)
                                                                    ----------
Loss from operations before provision for income taxes.............   (744,765)
Income tax provision...............................................       (273)
                                                                    ----------
Net loss...........................................................   (745,038)
Other comprehensive income, net of tax:
 Foreign currency translation adjustment...........................         95
                                                                    ----------
Comprehensive loss................................................. $ (744,943)
                                                                    ==========




  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        METRO-GOLDWYN-MAYER STUDIOS INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                       (in thousands, except share data)

                              Common Stock
                          -------------------- Additional              Accum. Other       Total
                          Number of    Par      Paid-in                Comprehensive  Stockholder's
                           Shares     Value     Capital     Deficit       Income         Equity
                          --------- ---------  ---------- -----------  -------------  -------------
Balance December 31,
 1995...................         10        $ 1 $2,132,694 $(1,472,783)         $(413)     $ 659,499
Contributions received
 from affiliate.........         --         --     89,439          --             --         89,439
Dividends declared......         --         --         --      (3,995)            --         (3,995)
Foreign currency
 translation adjustment.         --         --         --          --             95             95
Net loss................         --         --         --    (745,038)            --       (745,038)
                          --------  ---------  ---------- -----------    ----------       ---------
Balance October 10,
 1996...................         10        $ 1 $2,222,133 $(2,221,816)         $(318)     $      --
                          ========  =========  ========== ===========    ==========       =========


  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        METRO-GOLDWYN-MAYER STUDIOS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                   January 1 to
                                                                   October 10,
                                                                       1996
                                                                   ------------
Operating activities:
 Net loss.........................................................  $(745,038)
 Adjustments to reconcile net loss from operations to net cash provided by operating activities:
  Amortization of film and television costs, film distribution
   organization and participants' share...........................    608,704
  Depreciation and amortization of property and equipment.........      4,645
  Provision for impairment and amortization of intangibles........    575,399
  Increase in bad debt and other reserves.........................        430
  Gains on equity investments.....................................     (1,967)
  Increase in accounts and contracts receivable, advances to
   affiliates and other assets....................................    (28,192)
  Decrease in accounts payable, accrued and other liabilities,
   accrued participants' share and domestic and foreign taxes.....    (19,970)
  Decrease in advances and deferred revenues......................    (51,199)
  Foreign currency exchange loss and other........................        325
                                                                    ---------
   Net cash provided by operating activities......................    343,137
                                                                    ---------
Investing activities:
 Additions to film costs, net.....................................   (369,148)
 Additions to property and equipment..............................     (6,901)
 Other investing activities.......................................     (4,093)
                                                                    ---------
   Net cash used in investing activities..........................   (380,142)
                                                                    ---------
Financing activities:
 Additions to borrowed funds......................................    165,866
 Repayments of borrowed funds.....................................   (114,854)
 Dividends paid...................................................     (6,160)
                                                                    ---------
   Net cash provided by financing activities......................     44,852
                                                                    ---------
Net change in cash and cash equivalents from operating, investing
 and financing activities.........................................      7,847
Net decrease in cash due to foreign currency fluctuations.........       (258)
                                                                    ---------
Net change in cash and cash equivalents...........................      7,589
Cash and cash equivalents at beginning of period..................     17,128
                                                                    ---------
Cash and cash equivalents at end of the period....................  $  24,717
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

                       METRO-GOLDWYN-MAYER STUDIOS INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               October 10, 1996

Note 1--Basis of Presentation and Summary of Significant Accounting Policies

  Basis of Presentation. The accompanying consolidated financial statements include the accounts of Metro-Goldwyn-Mayer Studios Inc. (formerly known as Metro-Goldwyn-Mayer Inc.), and its majority-owned subsidiaries ("MGM Studios" or "the Company"). The Company is wholly owned by MGM Group Holdings Corporation ("MGM Group Holdings"), an indirect wholly owned subsidiary of Consortium de Realisation ("CDR"). CDR is a wholly owned subsidiary of Credit Lyonnais S.A. ("Credit Lyonnais") and is controlled by the French State. On October 10, 1996, the Company was sold to an unaffiliated group of investors (see Note 11). The sale transaction has not been reflected in the accompanying historical financial statements, except to reduce certain long-lived assets to their net realizable value (see Note 2).

  Business. The Company is engaged in the financing, production and worldwide distribution of theatrical motion pictures and television programming, as well as new media and interactive products. The Company also distributes films produced or financed, in whole or in part, by third parties.

  Principles of Consolidation. The consolidated financial statements include the accounts of MGM Studios and all of its majority-owned and controlled subsidiaries. The Company's investments in related companies which represent a 20% to 50% ownership interest over which the Company has significant influence but not control are accounted for using the equity method. All significant intercompany balances and transactions have been eliminated.

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

  The film distribution organization is an intangible asset reflecting the estimated value of the Company's investment in its worldwide distribution organization; these costs are being amortized on a straight-line basis over 40 years. During the period ended October 10, 1996, the Company recorded a charge of $404,409,000 to write off its remaining investment in the film distribution organization (see Note 2).

  Property and equipment. Property and equipment are stated at cost. Depreciation of property and equipment is computed under the straight-line method over the expected useful lives of applicable assets, ranging from three

                       METRO-GOLDWYN-MAYER STUDIOS INC.

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

  Trademarks, Logos and Goodwill. Trademarks, logos and the excess cost of acquisitions over the fair market values of identifiable net assets acquired (goodwill) are amortized over an estimated useful life of 40 years using the straight-line method. During 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The carrying value of existing assets are reviewed when events or changes in circumstances indicate that an impairment test is necessary in order to determine if an impairment has occurred. When factors indicate that such assets should be evaluated for possible impairment, the Company will estimate the future cash flows expected to result from the use of the assets and their eventual disposition, and compare the amounts to the carrying value of the assets to determine if an impairment loss has occurred. Accordingly, the Company recorded a charge of $159,420,000 to reduce the net realizable value of goodwill (see Note 2).

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

  From May 7, 1992 to October 10, 1996, the Company had been included in the consolidated federal income tax return of MGM Group Holdings. The Company's income tax provision has been computed on a separate return basis, modified to allocate to MGM Studios the benefits calculated at the MGM Group Holdings level which results from the Company's tax attributes. Foreign subsidiaries file separate or consolidated returns depending on the statutes and elections available in each foreign jurisdiction.

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

Note 2--Impairment of Intangible Assets

  As discussed in Note 11, the Company was sold to an unaffiliated group of investors effective on October 10, 1996. The proceeds from the sale of $1,300,000,000 were insufficient to recover the net asset value of the

                       METRO-GOLDWYN-MAYER STUDIOS INC.

Company on the date of the disposition, and were insufficient to repay the bank debt and related accrued interest due to Credit Lyonnais. In accordance with SFAS No. 121, the Company recorded a charge of $404,409,000 to write off its remaining investment in the film distribution organization and a charge of $159,420,000 to reduce its investment in goodwill to net realizable value during the period ended October 10, 1996.

Note 3--Stockholder's Equity

  An affiliate of Credit Lyonnais has agreed to pay bonuses to certain executives of the Company due upon the sale of the Company (see Note 11). Accordingly, the Company has recorded compensation expense and a corresponding contribution to capital of $9,641,000 during the period ended October 10, 1996, respectively.

Note 4--Income Taxes

  Pursuant to a tax sharing agreement, the Company computes its income tax provision and corresponding deferred tax liabilities and assets, net of a valuation allowance, on a separate tax return basis, modified as discussed above with respect to the tax basis of assets transferred in the restructuring, and further modified to reflect the allocation to the Company of any tax benefits recognized by the consolidated filing group to the extent that the Company's losses in the current period reduce the current or deferred income taxes payable.

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

  Details of the provision for income taxes are as follows (in thousands):

                                                                    January 1 to
                                                                    October 10,
                                                                        1996
                                                                    ------------
   Current taxes:
     Foreign taxes.................................................  $     273
   Deferred taxes:
     Federal and state taxes (benefit).............................   (241,630)
     Adjustment for change in enacted tax rate.....................         --
     Adjustment for change in valuation allowance..................    241,630
                                                                     ---------
       Total tax provision.........................................  $     273
                                                                     =========

  The following is a summary reconciliation of the effective tax rate to the assumed federal tax rate:

                                                                    January 1 to
                                                                    October 10,
                                                                        1996
                                                                    ------------
   Assumed federal tax rate on loss................................     (35)%
   Goodwill and other permanent differences........................       8 %
   Foreign taxes, net of available federal tax benefit.............       1 %
   Loss carryforward not benefited.................................      27 %
                                                                        ---
     Effective tax rate............................................       1 %
                                                                        ===

                       METRO-GOLDWYN-MAYER STUDIOS INC.

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

Note 5--Retirement Plans

  The Company has a non-contributory retirement plan (the "Basic Plan") covering substantially all regular full-time, non-union employees. Benefits are based on years of service and compensation, as defined.


  Pension costs includes the following components (in thousands):

                                                                    January 1 to
                                                                    October 10,
                                                                        1996
                                                                    ------------
   Service cost....................................................    $   54
   Interest cost on projected benefit obligation...................       570
   Actual return on plan assets....................................      (521)
   Net amortization and deferral...................................       148
                                                                       ------
   Net periodic pension cost.......................................    $1,051
                                                                       ======

  A significant number of the Company's production employees are covered by union sponsored, collectively bargained multi-employer pension plans. The Company contributed approximately $5,775,000 in 1996 for such plans. Information from the plans' administrators is not sufficient to permit the Company to determine its share of unfunded vested benefits, if any.

Note 6--Related Party Transactions

  The Company has credit arrangements with CLBN and Credit Lyonnais (collectively, the "'Bank"). Interest of approximately $45,000,000 was charged by the Bank during the period ended October 10, 1996. Pursuant to the terms of its credit facilities, the Company also paid to the Bank charges related to letters of credit and other fees of approximately $19,000.

  The Company has entered into various agreements to develop and produce certain films and television programs with Hometown Films Inc., an entity controlled by Mr. Frank Mancuso, Jr., who is a relative of the Company's Chairman of the Board and Chief Executive Officer. Pursuant to these agreements, the Company paid Hometown Films Inc., approximately $1,582,000 during the period from January 1, 1996 to October 10, 1996. The agreements provide for additional producer fees and potential profit participations to be paid in the future at terms consistent with comparable development and production agreements with third parties.

  During the period ended October 10, 1996, the Company incurred legal fees of approximately $1,735,000 to White & Case, one of whose partners is also a director of the Company.

                       METRO-GOLDWYN-MAYER STUDIOS INC.

Note 7--Foreign Operations and Export Sales

  The Company's foreign activities are principally motion picture and television production and distribution in territories outside of the United States and Canada. Net foreign assets and income from subsidiaries operating in foreign countries are not material in relation to consolidated net assets or consolidated net loss.

  Revenues earned from motion picture and television films produced in the United States by territory were as follows (in thousands):

                                                                      January 1
                                                                         to
                                                                     October 10,
                                                                        1996
                                                                     -----------
   United States and Canada.........................................   $570,586
   Europe...........................................................     215,588
   Asia and Australia...............................................      94,133
   Other............................................................      32,399
                                                                      ---------
                                                                        $912,706
                                                                      =========

Note 8--Commitments and Contingencies

  Leases. The Company has operating leases for offices and equipment. Certain property leases include provisions for increases over base year rents as well as for escalation clauses for maintenance and other building operations. Rent expense was approximately $8,500,000 for the period ended October 10, 1996.

  Employment Agreements. The Company has employment agreements with several principal officers and employees. The agreements provide for minimum salary levels as well as, in some cases, bonuses. In addition, the Company's shareholder is obligated to pay bonuses to certain executives in the event the value of the Company is eventually determined to exceed a defined amount. Based on the sales price of the Company, as described in Note 11, this incentive bonus amounted to $19,641,000. The Company has recorded compensation expense and a corresponding contribution to capital of $9,641,000 for the period ended October 10, 1996. Certain executives are entitled to terminate their employment agreements upon the sale of the Company.

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

Note 9--Supplementary Cash Flow Information

  Total interest paid, net of capitalized interest, was $29,490,000 in the period ended October 10, 1996. Income taxes paid were $17,856,000 in the period ended October 10, 1996.

  The Company recorded a non-cash contribution of capital of $9,641,000 during the period ended October 10, 1996, respectively, from CDR due to the payment of compensation expense (see Note 8).

                       METRO-GOLDWYN-MAYER STUDIOS INC.

Note 10--Quarterly Financial Data (Unaudited)

  Certain quarterly information is presented below (in thousands):

                                                   First     Second     Third
                                                  Quarter   Quarter    Quarter
                                                 ---------  --------  ---------
   1996:
     Revenues................................... $ 286,947  $308,185  $ 317,574
     Operating loss.............................   (24,724)  (25,086)  (626,759)
     Interest expense, net......................    22,361    22,725     26,289
     Net loss...................................   (53,678)  (49,874)  (641,486)

  1996 Quarterly Results. The third quarter of 1996 includes the period from July 1, 1996 to October 10, 1996, the date of the Acquisition. In the third quarter of 1996, the Company recorded a charge of $563,829,000 to write off its remaining investment in the film distribution organization and to reduce its investment in goodwill to net realizable value (see Note 2).

Note 11--Subsequent Event

  On October 10, 1996, CDR completed the sale of all of the Company's outstanding stock to Metro-Goldwyn-Mayer Inc. (formerly P&F Acquisition Corp.) an entity formed by Tracinda Corporation, Seven Network Limited and Mr. Frank
G. Mancuso, for $1,300,000,000. In connection with the sale of the Company, Mr. Mancuso has entered into a new five year employment agreement to remain as Chief Executive Officer and Chairman of the Board of Directors of the Company. The acquisition price was financed with equity contributions of $900,000,000 and new bank debt of $400,000,000. The Company obtained $800,000,000 in Senior Secured Credit Facilities to partially finance the acquisition of the Company and to provide for ongoing operations of the Company. The Company's existing bank debt was extinguished upon the closing of the transaction. The acquisition will be accounted for as a purchase.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Metro-Goldwyn-Mayer Inc.:

  We have audited in accordance with generally accepted auditing standards, the financial statements of Metro-Goldwyn-Mayer Inc. included in this Report on Form 10-K and have issued our report thereon dated February 23, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                            Arthur Andersen LLP

Los Angeles, California
February 23, 1999

           SCHEDULE I: CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            METRO-GOLDWYN-MAYER INC.
                                 (PARENT ONLY)

                                 BALANCE SHEETS
                       (in thousands, except share data)

                                                      December 31,  December
                                                          1998      31, 1997
                                                      ------------ -----------
                       ASSETS

Investments and advances to affiliates...............  $1,919,657  $ 1,378,555
                                                       ==========  ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities..........................................  $      --   $       --

Commitments and contingencies

Stockholders' equity:
  Common Stock, $.01 par value, 250,000,000 shares
   authorized, 150,856,424 and 65,765,655 shares
   issued and outstanding............................       1,509          658
  Additional paid-in capital.........................   2,203,490    1,504,850
  Deficit............................................    (285,596)    (127,948)
  Accumulated other comprehensive income.............         254          995
                                                       ----------  -----------
    Stockholders' equity.............................   1,919,657    1,378,555
                                                       ----------  -----------
                                                       $1,919,657  $ 1,378,555
                                                       ==========  ===========



  The accompanying Notes to Financial Statements are an integral part of these statements.

                            METRO-GOLDWYN-MAYER INC.
                                 (PARENT ONLY)

            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                       (in thousands, except share data)

                                               Year Ended         October 11 to
                                              December 31,        December 31,
                                             1998        1997         1996
                                          ----------  ----------  -------------
Revenues................................  $      --   $      --    $      --
Expenses:
  Equity in net (income) losses of
   subsidiaries.........................     157,648      94,760       (9,776)
  Interest expense, net.................         --       33,354        9,610
                                          ----------  ----------   ----------
    Total expenses......................     157,648     128,114         (166)
                                          ----------  ----------   ----------
Net income (loss).......................    (157,648)   (128,114)         166
Foreign currency translation adjustment.        (741)       (150)       1,145
                                          ----------  ----------   ----------
Comprehensive income (loss).............  $ (158,389) $ (128,264)  $    1,311
                                          ==========  ==========   ==========
Earnings (loss) per share:
  Basic.................................  $    (2.08) $    (4.47)  $     0.01
                                          ==========  ==========   ==========
  Diluted...............................  $    (2.08) $    (4.47)  $     0.00
                                          ==========  ==========   ==========
Weighted average number of common shares
 outstanding:
  Basic.................................  75,816,326  28,634,362   16,692,217
                                          ==========  ==========   ==========
  Diluted...............................  75,816,326  28,634,362   37,796,672
                                          ==========  ==========   ==========



  The accompanying Notes to Financial Statements are an integral part of these statements

                            METRO-GOLDWYN-MAYER INC.
                                 (PARENT ONLY)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (in thousands, except share data)

                            Preferred
                              Stock           Common Stock
                          ---------------  ------------------   Add'l     Retained   Accum. Other      Total
                           No. of    Par     No. of     Par    Paid-in    Earnings   Comprehensive Stockholders'
                           Shares   Value    Shares    Value   Capital    (Deficit)     Income        Equity
                          --------  -----  ----------- ------ ----------  ---------  ------------- -------------
Beginning Balance.......       --   $ --           --  $  --  $      --   $     --       $ --       $      --
Issuance of preferred
 and common stock.......   501,006      5   16,700,342    167    901,639        --         --          901,811
Foreign currency
 translation adjustment.       --     --           --     --         --         --       1,145           1,145
Net income..............       --     --           --     --         --         166        --              166
                          --------  -----  ----------- ------ ----------  ---------      -----      ----------
Balance December 31,
 1996...................   501,006      5   16,700,342    167    901,639        166      1,145         903,122
Issuance of preferred
 and common stock.......     1,914    --    28,110,145    281    603,416        --         --          603,697
Conversion of preferred
 stock into common
 stock..................  (502,920)    (5)  20,955,168    210       (205)       --         --              --
Foreign currency
 translation adjustment.       --     --           --     --         --         --        (150)           (150)
Net loss................       --     --           --     --         --    (128,114)       --         (128,114)
                          --------  -----  ----------- ------ ----------  ---------      -----      ----------
Balance December 31,
 1997...................       --     --    65,765,655    658  1,504,850   (127,948)       995       1,378,555
Issuance of common
 stock..................       --     --    85,090,769    851    697,084        --         --          697,935
Amortization of deferred
 stock compensation.....       --     --           --     --       1,556        --         --            1,556
Foreign currency
 translation adjustment.       --     --           --     --         --         --        (741)           (741)
Net loss................       --     --           --     --         --    (157,648)       --         (157,648)
                          --------  -----  ----------- ------ ----------  ---------      -----      ----------
Balance December 31,
 1998...................       --   $ --   150,856,424 $1,509 $2,203,490  $(285,596)     $ 254      $1,919,657
                          ========  =====  =========== ====== ==========  =========      =====      ==========



  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            METRO-GOLDWYN-MAYER INC.
                                 (PARENT ONLY)

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                    October 11
                                             Year Ended December        to
                                                     31,           December 31,
                                               1998       1997         1996
                                             ---------  ---------  ------------
Operating activities:
  Net income (loss)......................... $(157,648) $(128,114) $       166
  Adjustments to reconcile net income from
   operations to net cash used by operating
   activities:
    Losses (gains) on equity investments,
     net....................................   157,648     94,760       (9,776)
    Amortization of debt issuance costs.....       --       3,934        1,068
    Increase (decrease) in accrued
     liabilities............................       --      (1,453)       1,453
                                             ---------  ---------  -----------
    Net cash used by operating activities...       --     (30,873)      (7,089)
                                             ---------  ---------  -----------
Investing activities:
  Acquisition of MGM Studios Inc............       --         --    (1,331,430)
  Acquisition of Orion Pictures Corporation.       --    (561,617)         --
                                             ---------  ---------  -----------
  Net cash used in investing activities.....       --    (561,617)  (1,331,430)
                                             ---------  ---------  -----------
Financing activities:
  Proceeds from issuance of equity
   securities to outside parties............    73,185    165,000          --
  Proceeds from issuance of equity
   securities to related parties............   623,315    438,697      901,811
  Proceeds from debt issuance...............       --         --       475,000
  Net bank repayments.......................       --    (443,750)     (31,417)
  Net intercompany advances (repayments)....  (696,500)   432,543       (6,875)
                                             ---------  ---------  -----------
  Net cash provided by financing activities.       --     592,490    1,338,519
                                             ---------  ---------  -----------
Net change in cash and cash equivalents.....       --         --           --
Cash and cash equivalents at beginning of
 period.....................................       --         --           --
                                             ---------  ---------  -----------
Cash and cash equivalents at end of the
 period..................................... $     --   $     --   $       --
                                             =========  =========  ===========



  The accompanying Notes to Financial Statements are an integral part of these statements.

                    METRO-GOLDWYN-MAYER INC. (PARENT ONLY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998

Note 1--Basis of Presentation

  The accompanying financial statements include the accounts of Metro-Goldwyn-Mayer Inc. (formerly known as P&F Acquisition Corp.) ("MGM", or "the Company") presented on a separate company (parent only) basis. MGM is a Delaware corporation formed on July 10, 1996 specifically to acquire MGM Studios. The acquisition of MGM Studios by MGM was completed on October 10, 1996 (see Note
2), at which time MGM commenced principal operations. MGM acquired Orion Pictures Corporation and its majority owned subsidiaries on July 10, 1997. Prior to its acquisition by MGM, MGM Studios was wholly owned by MGM Group Holdings Corporation, an indirect wholly owned subsidiary of Consortium de Realisation ("CDR"). CDR is a wholly owned subsidiary of Credit Lyonnais S.A. and is controlled by the French State.

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

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Metro-Goldwyn-Mayer Studios Inc.:

  We have audited in accordance with generally accepted auditing standards, the financial statements of Metro-Goldwyn-Mayer Studios Inc. for the period from January 1, 1996 to October 10, 1996 included in this Report on Form 10-K and have issued our report thereon dated December 16, 1996. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule is the responsibility of the Company's management and are presented for the purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                            Arthur Andersen LLP

Los Angeles, California
December 16, 1996

                            METRO-GOLDWYN-MAYER INC.

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (In Thousands)

                                            Additions
                                        ------------------
                             Balance at    Charged to                  Balance
                             Beginning      Costs and                  at End
                             of Period  Expenses Acquired  Deductions of Period
                             ---------- ------------------ ---------- ---------
Year Ended December 31,
 1998:
Reserve for allowances and
 doubtful accounts..........  $27,603   $    467  $    --   $ (4,850)  $23,220
                              =======   ========  ========  ========   =======
Reserve for termination
 costs under acquisitions...  $16,380   $    --   $    --   $(16,380)  $   --
                              =======   ========  ========  ========   =======
Reserve for severance under
 corporate restructuring
 program....................  $   --    $ 13,182  $    --   $ (9,372)  $ 3,810
                              =======   ========  ========  ========   =======
Year Ended December 31,
 1997:
Reserve for allowances and
 doubtful accounts..........  $11,730   $  3,166  $ 13,600  $   (893)  $27,603
                              =======   ========  ========  ========   =======
Reserve for termination
 costs under acquisitions...  $ 9,547   $    --   $ 36,000  $(29,167)  $16,380
                              =======   ========  ========  ========   =======
For the Period from October
 11, 1996 to December 31,
 1996:
Reserve for allowances and
 doubtful accounts..........  $12,718   $    (21) $    --   $   (967)  $11,730
                              =======   ========  ========  ========   =======
Reserve for termination
 costs under acquisitions...  $   --    $    --   $ 45,384  $(35,837)  $ 9,547
                              =======   ========  ========  ========   =======
For the Period from January
 1, 1996 to October 10,
 1996:
Reserve for allowances and
 doubtful accounts..........  $18,479   $    430  $    --   $ (6,191)  $12,718
                              =======   ========  ========  ========   =======
Reserve for home video
 inventory obsolescence,
 shrinkage and
 reduplication..............  $ 1,769   $    --   $    --   $ (1,769)  $   --
                              =======   ========  ========  ========   =======

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

  2.2(2) Stock Purchase Agreement, dated as of May 2, 1997, by and among the Company, Orion and Metromedia International Group, Inc. ("MIG")*

  2.3(2) Agreement and Plan of Merger, dated as of January 31, 1996, by and among MIG, SAC Merger Corp. and the Samuel Goldwyn Company (the
           "Goldwyn Merger Agreement")*

  2.4(2)  Amendment No. 1 to Goldwyn Merger Agreement dated as of May 29, 1996

  2.5(2) Amendment and Restated Plan of Merger, dated as of May 17, 1996, between MIG, MPCA Merger Corp., Bradley Krevoy, Steven Stabler and the Motion Picture Corporation of America*

  3.1(2)  Form of Amended and Restated Certificate of Incorporation of the
           Company

  3.2(2)  Form of Amended and Restated Bylaws of the Company

 10.1(2)  Credit Agreement, dated as of October 10, 1996, among the Company,
           MGM Studios, certain lenders and Morgan Guaranty Trust Company of
           New York ("Morgan"), as agent*

 10.2(2) Credit Agreement, dated as of July 10, 1997, among Orion, certain lenders and Morgan, as agent*

 10.3(2) Amended and Restated Credit Agreement, dated as of October 15, 1997, among the Company, MGM Studios, Orion, certain lenders, Morgan, as agent and Bank of America ("B of A"), as syndication agent*

 10.4(5)  Amendment I to Amended and Restated Credit Agreement, dated as of
           March 30, 1998, among the Company, MGM Studios, Orion, certain lenders, Morgan, as agent and B of A, as syndication agent

 10.5(5)  Amendment II and Waiver I to Amended and Restated Credit Agreement;
           Amendment I to Amended and Restated Holdings Agreement dated as of
           September 9, 1998, among the Company, MGM Studios, Orion, certain lenders, Morgan, as agent and B of A, as syndication agent

 10.6(2)  Form of Modification and Cancellation Agreement, dated as of November
           5, 1997

 10.7(2)  Amended and Restated 1996 Stock Incentive Plan dated as of November
           11, 1997 and form of related Stock Option Agreement

 10.8(1)  Form of Executive Option Exchange Agreement

 10.9(2) Senior Management Bonus Plan dated as of November 11, 1997 and form of related Bonus Interest Agreement

 10.10(1) Form of Bonus Interest Amendment

 10.11(2) Form of Amended and Restated Employment Agreement of Frank G. Mancuso dated as of August 4, 1997

 10.12(2) Employment Agreement of A. Robert Pisano dated as of October 10, 1996

 10.13(2) Employment Agreement of William A. Jones dated as of October 10, 1996

 10.14(5) Employment Agreement of Daniel J. Taylor dated as of August 1, 1997

 10.15(5) Amendment to Employment Agreement of Daniel J. Taylor dated as of
           June 15, 1998

 10.16(1) Employment Agreement of Robert Brada dated as of March 3, 1995

 10.17(1) Amendment to Employment Agreement of Robert Brada dated as of June 1,
           1998

 10.18(1) Amendment to Employment Agreement of Robert Brada dated as of October
           30, 1998

 10.19(2) Indemnification Agreement dated as of October 10, 1996--Frank G.
           Mancuso

 Exhibit
  Number                           Document Description
 -------                           --------------------
 10.20(2) Indemnification Agreement dated as of October 10, 1996--A. Robert
           Pisano

 10.21(2) Indemnification Agreement dated as of October 10, 1996--William A.
           Jones

 10.22(2) Indemnification Agreement dated as of October 10, 1996--James D.
           Aljian

 10.23(2) Indemnification Agreement dated as of October 10, 1996--Kirk
           Kerkorian

 10.24(2) Indemnification Agreement dated as of October 10, 1996--Jerome B.
           York

 10.25(3) Indemnification Agreement dated as of November 7, 1997--Alex
           Yemenidjian

 10.26(3) Indemnification Agreement dated as of January 28, 1998--Francis Ford
           Coppola

 10.27(5) Indemnification Agreement dated as of June 15, 1998--Daniel J. Taylor

 10.28(1) Indemnification Agreement dated as of October 10, 1996--Robert Brada

 10.29(1) Indemnification Agreement dated as of November 12, 1998--Alexander M.
           Haig, Jr.

 10.30(1) Indemnification Agreement dated as of November 12, 1998--Willie D.
           Davis

 10.31(2) Amended and Restated Supplemental Executive Retirement Agreement dated as of July 18, 1997--A. Robert Pisano

 10.32(2) Form of Amended and Restated Shareholders Agreement dated as of
           August 4, 1997

 10.33(5) Form of Waiver and Amendment No. 1 to Amended and Restated
           Shareholders Agreement dated as of August 8, 1998

 10.34(5) Form of Amendment No. 2 to Amended and Restated Shareholders
           Agreement dated September 1, 1998

 10.35(1) Form of Waiver and Amendment No. 3 to Amended and Restated
           Shareholders Agreement

 10.36(2) Form of Amended and Restated Investors Shareholder Agreement dated as of August 4, 1997

 10.37(5) Form of Amendment No. 1 to Amended and Restated Investors Shareholder
           Agreement dated as of September 1, 1998

 10.38(2) Form of Amended and Restated Stock Option Agreement between the
           Company and Tracinda

 10.39(2) Form of Amended and Restated Stock Option Agreement between the
           Company and Celsus Financial Corp.

 10.40(2) Form of Inducement Agreement dated as of November 5, 1997

 10.41(2) Form of Investment Agreement dated November 12, 1997 between the
           Company and Tracinda

 10.42(4) 1998 Non-Employee Director Stock Plan

 21(1)    List of Subsidiaries of Metro-Goldwyn-Mayer Inc.

 23(1)    Consent of Arthur Andersen LLP

 27(1)    Financial Data Schedule

--------
 * Filed without Schedules.

(1) Filed herewith.

(2) Filed as an exhibit to the Company's Registration Statement on Form S-1, as amended (File No. 333-35411) and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1997 (File No. 001-13481) and incorporated herein by reference.

(4) Filed as an exhibit to the Company's Form S-8 (File No. 333-52953) and incorporated herein by reference.

(5) Filed as an exhibit to the Company's Registration Statement on Form S-1, as amended (File No. 333-60723) and incorporated herein by reference.