Form 10-Q
period 1999-03-31
METRO-GOLDWYN-MAYER INC
filed 1999-05-17
CIK 1026816

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

                 For the Quarterly Period Ended March 31, 1999

                          Commission File No. 0-13481

                           METRO-GOLDWYN-MAYER INC.
            (Exact name of registrant as specified in its charter)

                               ----------------


                  Delaware                                       95-4605850
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation of organization)                       Identification No.)


            2500 Broadway Street,                                  90404
              Santa Monica, CA                                   (Zip Code)
  (Address of principal executive offices)

      Registrant's telephone number, including area code: (310) 449-3000

          Securities registered pursuant to Section 12(b) of the Act:


                                       Name of each exchange
          Title of each class           on which registered
          -------------------         -----------------------

       Common Stock, par value $0.01  New York Stock Exchange


       Securities registered pursuant to Section 12(g) of the Act: None

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

  The number of shares of the Registrant's common stock outstanding as of April 30, 1999 was 150,902,382.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                   METRO-GOLDWYN-MAYER INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                 March 31, 1999

                                     INDEX

                                                                             Page
                                                                             No.
                                                                             ----
 Part I.  Financial Information

 Item 1.  Financial Statements
          Condensed Consolidated Balance Sheets as of March 31, 1999
           (unaudited) and December 31, 1998..............................     1
          Condensed Consolidated Statements of Operations and
           Comprehensive Income (Loss) for the Quarters ended March 31,
           1999 and 1998 (unaudited)......................................     2
          Condensed Consolidated Statement of Stockholders' Equity for the
           Quarter ended March 31, 1999 (unaudited).......................     3
          Condensed Consolidated Statements of Cash Flows for the Quarters
           ended March 31, 1999 and 1998 (unaudited)......................     4
          Notes to Condensed Consolidated Financial Statements............     5

          Management's Discussion and Analysis of Financial Condition and
 Item 2.   Results of Operations..........................................    10

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk......    18

 Part II. Other Information

 Item 1.  Legal Proceedings...............................................    20

 Item 5.  Other Information...............................................    20

 Item 6.  Exhibits and Reports on Form 8-K................................    20

 Signatures................................................................   21

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Information

                            METRO-GOLDWYN-MAYER INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (in thousands, except share data)

                                                         March 31,   December 31,
                                                           1999          1998
                                                        -----------  ------------
                                                        (unaudited)
                                    ASSETS
                                    ------
Cash and cash equivalents.............................  $    7,285    $   54,839
Accounts and contracts receivable (net of allowance
 for doubtful accounts of $27,694 and $23,220,
 respectively)........................................     400,045       365,067
Film and television costs, net........................   2,297,392     2,076,663
Investments and advances to affiliates................      14,786        17,674
Property and equipment, net...........................      38,216        38,636
Excess of cost over net assets of acquired businesses,
 net..................................................     557,342       561,026
Other assets..........................................      45,024        45,073
                                                        ----------    ----------
                                                        $3,360,090    $3,158,978
                                                        ==========    ==========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Liabilities:
  Bank and other debt.................................  $1,105,492    $  715,574
  Contractual note payable............................     112,500           --
  Accounts payable and accrued liabilities............     119,023       100,377
  Accrued participants' share.........................     225,227       232,515
  Income taxes payable................................      34,179        34,869
  Advances and deferred revenues......................     125,662       130,664
  Other liabilities...................................      24,278        25,322
                                                        ----------    ----------
    Total liabilities.................................   1,746,361     1,239,321
                                                        ----------    ----------
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value, 250,000,000 shares
   authorized, 150,886,946 and 150,856,424 shares
   issued and outstanding.............................       1,509         1,509
  Additional paid-in capital..........................   2,204,182     2,203,490
  Deficit.............................................    (592,218)     (285,596)
  Accumulated other comprehensive income..............         256           254
                                                        ----------    ----------
    Stockholders' equity..............................   1,613,729     1,919,657
                                                        ----------    ----------
                                                        $3,360,090    $3,158,978
                                                        ==========    ==========

     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                            METRO-GOLDWYN-MAYER INC.

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                          COMPREHENSIVE INCOME (LOSS)

                (in thousands, except share and per share data)
                                  (unaudited)

                                                        Quarter Ended March
                                                                31,
                                                       -----------------------
                                                          1999         1998
                                                       -----------  ----------
Revenues.............................................  $   258,643  $  316,460
Expenses:
  Film and television production and distribution....      294,067     286,670
  General and administrative expenses................       22,055      24,622
  Contract termination fee...........................      225,000         --
  Goodwill amortization..............................        3,684       3,239
                                                       -----------  ----------
    Total expenses...................................      544,806     314,531
                                                       -----------  ----------
Operating income (loss)..............................     (286,163)      1,929
Other income (expense):
  Interest expense, net of amounts capitalized.......      (19,020)    (18,254)
  Interest and other income, net.....................          834         675
                                                       -----------  ----------
    Total other expense..............................      (18,186)    (17,579)
                                                       -----------  ----------
Loss from operations before provision for income
 taxes...............................................     (304,349)    (15,650)
Income tax provision.................................       (2,273)     (2,993)
                                                       -----------  ----------
Net loss.............................................     (306,622)    (18,643)
Foreign currency translation adjustment..............            2         (48)
                                                       -----------  ----------
Comprehensive loss...................................  $  (306,620) $  (18,691)
                                                       ===========  ==========
Earnings (loss) per share:
  Basic..............................................  $     (2.03) $    (0.28)
                                                       ===========  ==========
  Diluted............................................  $     (2.03) $    (0.28)
                                                       ===========  ==========
Weighted average number of common shares outstanding:
  Basic..............................................  150,869,478  65,771,938
                                                       ===========  ==========
  Diluted............................................  150,869,478  65,771,938
                                                       ===========  ==========


     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                            METRO-GOLDWYN-MAYER INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       (in thousands, except share data)
                                  (unaudited)

                             Common Stock
                          ------------------                          Accum. Other      Total
                            No. of     Par   Add'l Paid-in            Comprehensive Stockholders'
                            Shares    Value     Capital     Deficit      Income        Equity
                          ----------- ------ ------------- ---------  ------------- -------------
Balance December 31,
 1998...................  150,856,424 $1,509  $2,203,490   $(285,596)     $254       $1,919,657
Issuance of common
 stock..................       30,522    --          369         --        --               369
Amortization of deferred
 stock compensation.....          --     --          323         --        --               323
Foreign currency
 translation
 adjustment.............          --     --          --          --          2                2
Net loss................          --     --          --     (306,622)      --          (306,622)
                          ----------- ------  ----------   ---------      ----       ----------
Balance March 31, 1999..  150,886,946 $1,509  $2,204,182   $(592,218)     $256       $1,613,729
                          =========== ======  ==========   =========      ====       ==========




     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                            METRO-GOLDWYN-MAYER INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                  (unaudited)

                                                            Quarter Ended
                                                              March 31,
                                                         --------------------
                                                           1999       1998
                                                         ---------  ---------
Net cash provided (used) by operating activities........ $  (3,117) $ 152,528
                                                         ---------  ---------
Investing activities:
  Acquisition of PFE Libraries..........................  (236,201)       --
  Additions to film costs, net..........................  (194,424)  (241,299)
  Additions to property and equipment...................    (1,654)    (2,384)
  Other investing activities............................    (1,531)    (3,808)
                                                         ---------  ---------
  Net cash used in investing activities.................  (433,810)  (247,491)
                                                         ---------  ---------
Financing activities:
  Additions to borrowed funds...........................   398,493    137,580
  Repayments of borrowed funds..........................    (9,333)   (34,463)
                                                         ---------  ---------
  Net cash provided by financing activities.............   389,160    103,117
                                                         ---------  ---------
Net change in cash and cash equivalents from operating,
 investing and financing activities.....................   (47,767)     8,154
Net increase (decrease) in cash due to foreign currency
 fluctuations...........................................       213       (182)
                                                         ---------  ---------
Net change in cash and cash equivalents.................   (47,554)     7,972
Cash and cash equivalents at beginning of the period....    54,839      3,978
                                                         ---------  ---------
Cash and cash equivalents at end of the period.......... $   7,285  $  11,950
                                                         =========  =========


     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                           METRO-GOLDWYN-MAYER INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1999

Note 1--Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements include the accounts of Metro-Goldwyn-Mayer Inc. ("MGM"), Metro-Goldwyn-Mayer Studios Inc. and its majority owned subsidiaries ("MGM Studios") and Orion Pictures Corporation and its majority owned subsidiaries ("Orion") (collectively, the "Company"). MGM is a Delaware corporation formed on July 10, 1996 specifically to acquire MGM Studios, and is majority owned by an investor group comprised of Tracinda Corporation and a corporation that is principally owned by Tracinda (collectively, "Tracinda") and certain current and former executive officers of the Company. The acquisition of MGM Studios by MGM was completed on October 10, 1996, at which time MGM commenced principal operations. The acquisition of Orion was completed on July 10, 1997. The Company completed the acquisition of certain film libraries and film related rights that were previously owned by PolyGram N.V. on January 7, 1999 (see Note 3).

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-Q related to interim period financial statements. Accordingly, these condensed consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The Company's condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998. As permitted by Statement of Financial Accounting Standards ("SFAS") No. 53, "Financial Reporting by Producers and Distributors of Motion Pictures," the Company has presented unclassified condensed consolidated balance sheets.

Note 2--WHV Contract Settlement

  On March 12, 1999, the Company agreed to accelerate the expiration of the right of Warner Home Video ("WHV") to distribute the Company's product in the home video marketplace under the agreement executed in 1990 (the "WHV Agreement"). In consideration for the early expiration of the WHV Agreement, the Company has agreed to pay WHV $225 million, of which $112.5 million was paid on March 12, 1999 and the remaining $112.5 million of which is payable in September 1999. The parties restructured the terms of the WHV Agreement, which will function as an interim distribution agreement (the "Transitional Video Agreement"), under which WHV will distribute certain of the Company's product in the home video marketplace while the Company establishes its own domestic home video distribution network. The Transitional Video Agreement expires on January 31, 2000. Additionally, the Company reconveyed to Turner Entertainment Co., Inc. ("Turner"), an affiliate of WHV, the right that the Company had to distribute in the home video markets worldwide until June 2001, 2,950 Turner titles that had been serviced under the WHV Agreement. The Company has recorded a one-time pre-tax contract termination charge in the first quarter of 1999 for $225 million for costs in connection with the early expiration of WHV's rights under the WHV Agreement. The Company's obligation to pay the remaining $112.5 million installment (plus interest at the rate of eight percent per year from March 1999) in September 1999 is secured by a standby letter of credit issued by one of the Company's principal lenders.

                           METRO-GOLDWYN-MAYER INC.

Note 3--Film and Television Costs

  Film and television costs, net of amortization, are summarized as follows (in thousands):

                                                        March 31,   December 31,
                                                           1999         1998
                                                        ----------  ------------
   Theatrical productions:
     Released.......................................... $2,501,676   $2,116,007
     Less: accumulated amortization....................   (913,369)    (750,008)
                                                        ----------   ----------
     Released, net.....................................  1,588,307    1,365,999
     Completed not released............................     30,939       98,654
     In process and development........................    342,577      283,242
                                                        ----------   ----------
       Subtotal: theatrical productions................  1,961,823    1,747,895
                                                        ----------   ----------
   Television programming..............................    609,987      567,138
     Less: accumulated amortization....................   (274,418)    (238,370)
                                                        ----------   ----------
       Subtotal: television programming................    335,569      328,768
                                                        ----------   ----------
                                                        $2,297,392   $2,076,663
                                                        ==========   ==========

  On January 7, 1999, the Company acquired certain film libraries and film related rights (the "PFE Libraries") containing over 1,300 feature films that were previously owned by PolyGram N.V. and its subsidiaries ("PolyGram") for $235 million (the "PFE Library Acquisition"), plus acquisition related costs of approximately $1,200,000. The Company funded the PFE Library Acquisition through an advance on the Revolving Facility (as defined in Note 4) and utilization of cash on hand.

  Interest costs capitalized to theatrical productions were $4,507,000 and $3,165,000 during the quarters ended March 31, 1999 and 1998, respectively.

Note 4--Bank and Other Debt

  Bank and other debt is summarized as follows (in thousands):

                            March 31,  December 31,
                               1999        1998
                            ---------- ------------
   Revolving Facility...... $  392,000   $    --
   Term Loans..............    700,000    700,000
   Capitalized lease
    obligations and other
    borrowings.............     13,492     15,574
                            ----------   --------
                            $1,105,492   $715,574
                            ==========   ========


  On October 15, 1997, the Company entered into an amended and restated credit facility with a syndicate of banks aggregating $1.3 billion (the "Amended Credit Facility") consisting of a six year $600 million revolving credit facility (the "Revolving Facility"), a $400 million seven and one-half year term loan ("Tranche A Loan") and a $300 million eight and one-half year term loan ("Tranche B Loan") (collectively, the "Term Loans"). The Amended Credit Facility contains provisions allowing, with the consent of the requisite lenders and subject to syndication thereof, for an additional $200 million tranche, raising the potential amount of Amended Credit Facility to $1.5 billion. The Revolving Facility and the Tranche A Loan bear interest at 2.50 percent over the Adjusted LIBOR rate, as defined (7.50 percent at March 31, 1999). The Tranche B Loan bears interest at 2.75 percent over the Adjusted LIBOR rate (7.75 percent at March 31, 1999). Scheduled amortization of the

                           METRO-GOLDWYN-MAYER INC.

Term Loans under the Amended Credit Facility commences with $33 million in 2001, $73 million in 2002, $103 million in 2003, $103 million in 2004 and $103 million in 2005, with the remaining balance due at maturity. The Revolving Facility matures in October 2003, subject to extension under certain conditions.

  The Company has entered into three year fixed interest rate swap contracts in relation to a portion of the Amended Credit Facility for a notional value of $800 million at an average rate of approximately 7.50 percent, which expire in various terms no later than December 2001.

  The Company's borrowings under the Amended Credit Facility are secured by substantially all the assets of the Company. The Amended Credit Facility contains various covenants including limitations on dividends, capital expenditures and indebtedness, and the maintenance of certain financial ratios. As of March 31, 1999, the Company was in compliance with all such covenants. In connection with the $225 million one-time charge resulting from the early termination of the WHV Agreement, the Company and its lenders amended the Amended Credit Facility, effective April 30, 1999.

Note 5--Stockholders' Equity

  Dilutive securities of 163,194 and 217,492 shares are not included in the calculation of diluted earnings per share in the quarters ended March 31, 1999 and 1998, respectively, because they are antidilutive.

Note 6--Segment Information

  The Company's business units have been aggregated into three reportable operating segments: feature films, television programming and other. The factors for determining the reportable segments were based on the distinct nature of their operations. They are managed as separate business units because each requires and is responsible for executing a unique business strategy. Earnings of industry segments and geographic areas exclude interest income, interest expense, goodwill amortization, income taxes and other unallocated corporate expenses. Identifiable assets are those assets used in the operations of the segments. Corporate assets consist of cash, certain corporate receivables and intangibles. Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

                                        Feature   Television
                                         Films     Programs   Other    Total
                                        --------  ---------- -------  --------
   Quarter Ended March 31, 1999:
   Revenues............................ $195,967   $52,145   $10,531  $258,643
   Segment income (loss)............... $(43,759)  $ 5,569   $ 2,766  $(35,424)
   Quarter Ended March 31, 1998:
   Revenues............................ $254,137   $58,746   $ 3,577  $316,460
   Segment income (loss)............... $ 33,056   $ 4,845   $(8,111) $ 29,790


  The following is a reconciliation of the change in total assets by segment:

                                              December 31,  Increase  March 31,
                                                  1998     (Decrease)    1999
                                              ------------ ---------  ----------
   Feature films.............................  $2,096,092  $241,811   $2,337,903
   Television programs.......................     400,646    13,468      414,114
   Other.....................................      19,718    (5,316)      14,402
                                               ----------  --------   ----------
     Total assets............................  $2,516,456  $249,963   $2,766,419
                                               ==========  ========   ==========

                           METRO-GOLDWYN-MAYER INC.

  The following table presents the details of other operating segment income
(loss):

                                                               Quarter Ended
                                                                 March 31,
                                                              ----------------
                                                               1999     1998
                                                              -------  -------
  Licensing and merchandising................................ $   791  $  (247)
  Interactive media..........................................  (1,836)  (4,760)
  Music......................................................     714      200
  Losses on equity investments...............................  (3,280)  (3,056)
  Other......................................................   6,377     (248)
                                                              -------  -------
                                                              $ 2,766  $(8,111)
                                                              =======  =======

  The following is a reconciliation of reportable segment income to income
(loss) before provision for income taxes:

                                                             Quarter Ended
                                                               March 31,
                                                           -------------------
                                                             1999       1998
                                                           ---------  --------
   Segment income (loss).................................. $ (35,424) $ 29,790
   General and administrative expenses....................   (22,055)  (24,622)
   Contract termination fee...............................  (225,000)      --
   Goodwill amortization..................................    (3,684)   (3,239)
                                                           ---------  --------
   Operating income (loss)................................  (286,163)    1,929
   Interest expense, net of amounts capitalized...........   (19,020)  (18,254)
   Interest and other income, net.........................       834       675
                                                           ---------  --------
   Income (loss) before provision for income taxes........ $(304,349) $(15,650)
                                                           =========  ========

  The following is a reconciliation of reportable segment assets to consolidated total assets:

                                                         March 31,  December 31,
                                                            1999        1998
                                                         ---------- ------------
   Total assets for reportable segments................. $2,766,419  $2,516,456
   Goodwill not allocated to segments...................    557,342     561,026
   Other unallocated amounts............................     36,329      81,496
                                                         ----------  ----------
   Consolidated total assets............................ $3,360,090  $3,158,978
                                                         ==========  ==========

Note 7--Commitments and Contingencies

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

  In the opinion of Company management, any liability under pending litigation is likely to be not material in relation to the Company's financial condition or results of operations.

                           METRO-GOLDWYN-MAYER INC.

Note 8--Supplementary Cash Flow Information

  The Company paid interest, net of capitalized interest, of $10,723,000 and $11,510,000 during the quarters ended March 31, 1999 and 1998, respectively. The Company paid income taxes of $3,138,000 and $1,283,000 during the quarters ended March 31, 1999 and 1998, respectively.

  Included in cash used by operating activities for the quarter ended March 31, 1999 is a $112.5 million payment to WHV representing the initial payment in consideration for the early expiration of the WHV Agreement (see Note 2). The remaining $112.5 million payment due to WHV (plus interest at the rate of eight percent per year) is payable in September 1999.

  During the quarters ended March 31, 1999 and 1998, the Company contributed 29,366 and 14,197 shares of common stock valued at $354,000 and $274,000, respectively, to the Company's 401(K) Savings Plan. In the quarter ended March 31, 1999, the Company also contributed 1,156 shares of common stock valued at $16,000 to non-employee directors of the Company.

Note 9--Subsequent Events

  On April 26, 1999, Frank G. Mancuso resigned from his position as Chairman of the Board Directors and Chief Executive Officer of the Company and A. Robert Pisano resigned from his position as Vice Chairman of the Board of Directors and as a director of the Company. Mr. Mancuso will remain a director of the Company. In connection with the resignations of Messrs. Mancuso and Pisano, the Company will incur severance charges in the second quarter of 1999.

  Also on April 26, 1999, Alex Yemenidjian was elected Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. Yemenidjian has been a director and the Chairman of the Executive Committee of the Board of Directors since 1997. Mr. Yemenidjian, age 43, has served as a director and senior executive at MGM Grand, Inc., an affiliate of Tracinda, since 1990, most recently as President and Chief Operating Officer. After his appointment as Chairman and Chief Executive Officer of the Company, Mr. Yemenidjian resigned his position as Chief Operating Officer of MGM Grand, Inc. Mr. Yemenidjian will remain the President and on the Board of Directors of MGM Grand, Inc.

  On April 28, 1999, Christopher McGurk, age 42, was named Vice Chairman of the Board of Directors and Chief Operating Officer of the Company. Mr. McGurk has been with Universal Pictures, a division of Universal City Studios, Inc., since 1996, where he had most recently served as President and Chief Operating Officer. Prior to joining Universal Pictures, Mr. McGurk worked for eight years beginning in 1988 at The Walt Disney Company, most recently as President, Motion Pictures Group, Walt Disney Studios.

  On April 27, 1999, the Company announced its intention to seek approximately $500 million in additional equity financing, which is likely to be in the form of a rights offering. In the proposed rights offering (as with the rights offering completed by the Company in 1998), the Company would distribute to its stockholders transferable subscription rights, allowing holders to purchase new shares of the Company's common stock at a customary discount to the market price. Tracinda Corporation, together with one of its affiliates, MGM's principal stockholders, confirmed to management of the Company that they would exercise all of the rights distributed to them and subscribe for their pro rata share of the new shares to be issued in the rights offering. In addition, they also confirmed that they would acquire any shares not subscribed for by the other stockholders of the Company. The proposed rights offering has not yet been approved by the Board of Directors, nor have any of the terms (such as the timing, subscription price, the number of rights to be distributed and the total number of shares to be offered) been determined at this time.

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

  The following discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the related Notes thereto and other financial information contained elsewhere in this Form 10-Q.

General

  The Company is engaged primarily in the development, production and worldwide distribution of theatrical motion pictures and television programming.

  The commercial potential of individual motion pictures and television programming varies dramatically, and is not directly correlated with production or acquisition costs. Therefore, it is difficult to predict or project a trend of the Company's income or loss. However, the likelihood of the Company reporting losses, particularly in the year of a motion picture's release, is increased by the industry's method of accounting which requires the immediate recognition of the entire loss (through increased amortization) in instances where it is estimated the ultimate revenues of a motion picture or television program will not recover the Company's costs. On the other hand, the profit of a profitable motion picture or television program must be deferred and recognized over the entire revenue stream generated by that motion picture or television program. This method of accounting may also result in significant fluctuations in reported income or loss, particularly on a quarterly basis, depending on the Company's release schedule and the relative performance of individual motion pictures or television programs. For films released by the Company since January 1994 which resulted in feature film write-downs in the period of initial release, subsequent performance as it relates to this group of films has not resulted in additional material write-downs. As a result of the lack of movie production and distribution during the period from January 1996 (when a wholly-owned subsidiary of Credit Lyonnais, S. A. announced its intention to sell MGM Studios) through the sale of MGM Studios on October 10, 1996, the Company expects to experience lower revenues at least through the end of 1999, and thus the fluctuations caused by this accounting method may have a greater impact, than otherwise might be the case.

  In October 1998, the Financial Accounting Standards Board issued an Exposure Draft on a proposed Statement of Position (the "Proposed SOP") for "Accounting By Producers and Distributors of Films". If adopted, the Proposed SOP would establish new accounting and reporting standards for all producers and distributors that own or hold the rights to distribute or exploit films. The Proposed SOP provides that the cumulative effect of changes in accounting principles caused by adoption of the provisions of the SOP should be included in the determination of net income in conformity with Accounting Principles Board Opinion No. 20, "Accounting Changes". The Company is not able to quantify the effect, or the materiality, to the Company of adoption of the Proposed SOP at this time. If adopted, the Proposed SOP, as currently drafted, would be effective for financial statements for fiscal years beginning after December 15, 1999, with earlier adoption encouraged.

Results of Operations

Quarter Ended March 31, 1999 Compared to Quarter Ended March 31, 1998

  The following table sets forth the Company's operating results for the quarters ended March 31, 1999 and 1998. As stated in the financial statements and related notes thereto, in March 1999 the Company accelerated the expiration of an agreement with WHV (see discussion below). This acceleration resulted in a $225 million non-recurring charge included in the 1999 operating results, therefore affecting the comparability of such operating results to 1998.

                                                     Quarter Ended March 31,
                                                     -------------------------
                                                         1999         1998
                                                     ------------  -----------
                                                           In thousands
                                                           (unaudited)
Revenues:
  Feature films..................................... $    195,967  $   254,137
  Television programs...............................       52,145       58,746
  Other.............................................       10,531        3,577
                                                     ------------  -----------
    Total revenues.................................. $    258,643  $   316,460
                                                     ============  ===========
Operating income (loss):
  Feature films..................................... $    (43,759) $    33,056
  Television programs...............................        5,569        4,845
  Other.............................................        2,766       (8,111)
  General and administration expenses...............      (22,055)     (24,622)
  Contract termination fee..........................     (225,000)         --
  Goodwill amortization.............................       (3,684)      (3,239)
                                                     ------------  -----------
Operating income (loss).............................     (286,163)       1,929
Interest expense, net of amounts capitalized........      (19,020)     (18,254)
Interest and other income (expense), net............          834          675
                                                     ------------  -----------
Loss before provision for income taxes..............     (304,349)     (15,650)
Income tax provision................................       (2,273)      (2,993)
                                                     ------------  -----------
    Net loss........................................ $   (306,622) $   (18,643)
                                                     ============  ===========

  Feature Films. Feature film revenues decreased by $58.2 million, or 23 percent, to $196.0 million in the quarter ended March 31, 1999 (the "1999 Quarter") compared to the quarter ended March 31, 1998 (the "1998 Quarter"). Explanations for the changes in revenues are discussed in the following paragraphs.

  Worldwide theatrical revenues decreased by $79.5 million, or 70 percent, to $33.3 million in the 1999 Quarter as compared to the 1998 Quarter. The films released by the Company in the domestic marketplace in the 1999 Quarter, including At First Sight, The Rage: Carrie 2 and The Mod Squad, did not perform as well as the films in domestic release in the 1998 Quarter, which included The Man In The Iron Mask and Tomorrow Never Dies. Additionally, the 1998 Quarter benefited from significant international theatrical revenues generated by Tomorrow Never Dies, with no comparably performing releases in international markets in the 1999 Quarter. Overall, in each of the 1999 Quarter and the 1998 Quarter the Company released four new feature films domestically and one new film internationally.

  Worldwide home video revenues increased by $11.8 million, or 14 percent, to $98.5 million in the 1999 Quarter, which included the release in the domestic rental market of Ronin and Disturbing Behavior, as compared to the releases of Hoodlum, Gang Related, Ulee's Gold and Eight Heads In A Duffel Bag in the domestic rental market in the 1998 Quarter. The 1999 Quarter principally benefited from significant home video revenues generated by the release in international markets of The Man In The Iron Mask, Species 2 and Red Corner. There were no comparably performing new releases in international markets in the 1998 Quarter. Additionally, digital video disc sales increased to $13.7 million in the 1999 Quarter as compared to $3.7 million in the 1998 Quarter. These home video revenue increases were partially offset by the early expiration of the WHV Agreement, as the Company, effective January 1, 1999, no longer receives revenues from the distribution of film product owned by Turner. In the 1998 Quarter, the Company generated $15.0 million in gross revenues from its distribution of the Turner product.

  Worldwide pay television revenues from feature films increased by $3.0 million, or 13 percent, to $25.8 million in the 1999 Quarter as compared to the 1998 Quarter. In the 1999 Quarter, the Company benefited from the release in the domestic pay television marketplace of The Man In The Iron Mask. There were no significant new releases on domestic pay television in the 1998 Quarter. In the international marketplace, however, pay television revenues decreased due to a lack of new films in release in this market in the 1999 Quarter, as compared to the release in international markets of GoldenEye, Get Shorty and The Birdcage in the 1998 Quarter. Network television revenues from feature films decreased by $0.8 million, or 21 percent, to $2.8 million in the 1999 Quarter, principally due to a lower license fee earned from the delivery to network television of Mulholland Falls in 1999 than the license fee for Species, which was delivered in the 1998 Quarter. Worldwide syndicated television revenues from feature films increased by $8.8 million, or 34 percent, to $34.2 million in the 1999 Quarter, principally due to the release in international markets of GoldenEye, Get Shorty and The Birdcage. There were no comparably performing releases in international syndication markets in the 1998 Quarter.

  Other feature film revenues decreased $1.5 million in the 1999 Quarter due to lower miscellaneous rebates and other income collected than in the 1998 Quarter.

  Operating income from feature films decreased by $76.8 million, or 232 percent, to a loss of $43.8 million in the 1999 Quarter as compared to the 1998 Quarter. The decrease in operating results in the 1999 Quarter reflected less successful releases in the period resulting in increased amortization expense, as well as feature film write-downs of $54.3 million on certain releases as compared to write-downs of only $2.8 million in the 1998 Quarter. The 1998 Quarter also benefited from profits realized from the successful performance of Tomorrow Never Dies and The Man In The Iron Mask. There were no comparably performing films in the 1999 Quarter.

  Television Programming. Television programming revenues decreased by $6.6 million, or 11 percent, to $52.1 million in the 1999 Quarter as compared to the 1998 Quarter. Network television revenues decreased by $8.1 million, or 57 percent, to $6.1 million, principally due to the delivery of fewer episodes in the 1999 Quarter of The Magnificent Seven than in the 1998 Quarter. The Company ceased deliveries of The Magnificent Seven to network television in March 1999. Additionally, there were no television movies on network television in the 1999 Quarter, as compared to one network television movie delivered in the 1998 Quarter. Worldwide pay television revenues decreased by $6.1 million, or 64 percent, to $3.5 million in the 1999 Quarter, due to one fewer series airing on Showtime than in the 1998 Quarter, in addition to the timing of deliveries of new episodes of The Outer Limits and Stargate SG-1. The Company may generate lower pay television revenues in future periods due to an anticipated reduction in the number of production commitments for such television series.

  Worldwide syndicated television programming revenues increased by $15.8 million, or 73 percent, to $37.5 million in the 1999 Quarter, primarily due to the addition of Stargate SG-1 in worldwide syndication, as well as additional years of the The Outer Limits and Poltergeist, the delivery of the new series Flipper in domestic syndication, and the licensing in the domestic basic cable market of the In The Heat Of The Night series. Worldwide home video revenues with respect to television programming decreased by $1.2 million, or 21 percent, to $4.5 million in the 1999 Quarter due to the lack of any new domestic home video releases in the period, as compared to the home video release of the television movie Twelve Angry Men in the 1998 Quarter. The 1998 Quarter also benefited from a third party payment of $7.0 million for the rights to create new episodes of Hollywood Squares. There was no comparable rights payment in the 1999 Quarter.

  Operating income from television programming increased by $0.7 million, or 15 percent, to $5.6 million in the 1999 Quarter as compared to the 1998 Quarter. The increase in operating results was principally a result of profits recognized on increased syndication and basic cable sales in the 1999 Quarter, in addition to lower programming write-downs in the 1999 Quarter of $2.4 million as compared to write-downs of $4.5 million in the 1998 Quarter. These increases were partially offset by the reductions in network and pay television revenues. In addition, the Company benefited by the receipt in the 1998 Quarter of the rights payment for Hollywood Squares.

  Other. Other revenues include distribution of consumer products, interactive media and branded programming services, all of which constitute emerging businesses for MGM Studios with relatively limited current operations, as well as music soundtrack and royalty income and audit recoveries by the Company from third parties. The Company recognized an operating profit from other businesses of $2.8 million in the 1999 Quarter as compared to an operating loss of $8.1 million in the 1998 Quarter. Operating results in the 1999 Quarter include consumer products revenue of $2.1 million and music soundtrack and royalty revenue of $1.2 million, as compared to consumer products revenue of $2.3 million and music soundtrack and royalty revenue of $0.6 million in the 1998 Quarter. There were no significant new interactive games released in either period. Additionally, operating results in the 1999 Quarter include the receipt of $6.2 million in third party audit recoveries. There were no significant audit recoveries in the 1998 Quarter. Expenses for other businesses in the 1999 Quarter include interactive product and development costs of $1.7 million, as compared to similar costs of $4.4 million in the 1998 Quarter. In addition, operating results for other businesses in the 1999 Quarter include aggregate losses of $3.3 million on the Company's equity investments, including its interest in the Company's newly launched cable programming joint venture, MGM Networks Latin America, as compared to $3.1 million for such start-up losses in the 1998 Quarter.

  General and Administration Expenses. General and administration expenses decreased by $2.6 million, or 10 percent, to $22.1 million in the 1999 Quarter as compared to the 1998 Quarter, primarily due to certain cost savings in 1999 associated with a restructuring program initiated in the third quarter of 1998.

  Contract Termination Fee. On March 12, 1999, the Company agreed to accelerate the expiration of the right of WHV to distribute the Company's product in the home video marketplace under the WHV Agreement. In consideration for the early expiration of the WHV Agreement, the Company agreed to pay WHV $225 million, of which $112.5 million was paid on March 12, 1999 and the remaining $112.5 million of which, plus interest, is payable in September 1999. The parties restructured the terms of the WHV Agreement, which will function as the Transitional Video Agreement, under which WHV will distribute certain of the Company's product in the home video marketplace while the Company establishes its own domestic home video distribution network. The Transitional Video Agreement expires on January 31, 2000. Additionally, the Company reconveyed as of January 1, 1999 to Turner the right that the Company had to distribute in the home video markets worldwide until June 2001, 2,950 titles that had been serviced under the WHV Agreement. Operating results in the 1999 Quarter include a one-time pre-tax contract termination charge of $225 million for costs in connection with the early expiration of WHV's rights under the WHV Agreement.

  Interest Expense, Net of Amounts Capitalized. Net interest expense was $19.0 million in the 1999 Quarter as compared to $18.3 million in the 1998 Quarter. Interest expense increased due to additional borrowings for operating and production activities, as well as the financing of the PolyGram film library purchase in January 1999 and the WHV contract termination settlement (see above) in March 1999, partially offset by debt repayment associated with proceeds received from the Company's rights offering completed in November 1998.

  Income Tax Provision. The income tax provision of $2.3 million in the 1999 Quarter and $3.0 million in the 1998 Quarter primarily reflect foreign remittance taxes attributable to international distribution revenues.

EBITDA

  While many in the financial community consider earnings before interest, taxes, depreciation and non-film amortization ("EBITDA") to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to, operating income, net earnings, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles. EBITDA does not reflect cash available to fund cash requirements, and the items excluded from EBITDA, such as depreciation and non-film amortization, are significant components in assessing the Company's financial performance. Other significant uses of cash flows are required before cash will be available to the Company, including debt service, taxes and cash expenditures for various long-term assets. The Company's calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

  The following table sets forth EBITDA for the 1999 Quarter and the 1998
Quarter:

                                                             Quarter Ended
                                                               March 31,
                                                           -------------------
                                                             1999       1998
                                                           ---------  --------
                                                              In thousands
                                                              (unaudited)
Revenues:
  Feature films........................................... $ 195,967  $254,137
  Television programs.....................................    52,145    58,746
  Other...................................................    10,531     3,577
                                                           ---------  --------
    Total revenues........................................ $ 258,643  $316,460
                                                           =========  ========
EBITDA:
  Feature films........................................... $ (43,759) $ 33,056
  Television programs.....................................     5,569     4,845
  Other...................................................     2,766    (8,111)
  General and administration expenses.....................   (19,864)  (22,648)
  Contract termination fee................................  (225,000)      --
                                                           ---------  --------
    EBITDA................................................  (280,288)    7,142
Depreciation and non-film amortization....................    (5,875)   (5,213)
                                                           ---------  --------
Operating income (loss)...................................  (286,163)    1,929
Interest expense, net of amounts capitalized..............   (19,020)  (18,254)
Interest and other income (expense), net..................       834       675
                                                           ---------  --------
Loss before provision for income taxes....................  (304,349)  (15,650)
Income tax provision......................................    (2,273)   (2,993)
                                                           ---------  --------
    Net loss.............................................. $(306,622) $(18,643)
                                                           =========  ========

Liquidity and Capital Resources

  General. The Company's operations are capital intensive. In recent years the Company has funded its operations primarily from proceeds from (i) the sale of equity securities, (ii) bank borrowings and (iii) internally generated funds. Sales of equity securities include proceeds from the Company's initial public offering and Tracinda's concurrent purchase of the Company's common stock, which were completed in November 1997, and the 1998 rights offering, which was completed in November 1998. During the 1999 Quarter, the net cash used by operating activities was $3.1 million (reflecting the initial payment of $112.5 million to WHV and film performance; see --"Capital Requirements"), the net cash used in investing activities (primarily the purchase of the PFE Libraries and additions to film and television costs) was $433.8 million, and the net cash provided by financing activities (primarily bank borrowings) was $389.2 million.

  Amended Credit Facility. The Company anticipates substantial continued borrowing under its principal credit facility (the "Amended Credit Facility"). This $1.3 billion syndicated facility consists of (i) a six year $600 million revolving credit facility (the "Revolving Facility"), (ii) a $400 million seven and one-half year term loan ("Tranche A Loan") and (iii) a $300 million eight and one-half year term loan ("Tranche B Loan" and, collectively with the Tranche A Loan, the "Term Loans"). As of May 6, 1999, $164 million was available under the Amended Credit Facility. The Amended Credit Facility also contains provisions allowing, under certain circumstances, for an additional $200 million tranche ("Tranche C Loan").

  Currently, the Revolving Facility and Tranche A Loan bear interest at 2.50 percent over the Adjusted LIBOR rate, as defined therein, and the Tranche B Loan bears interest at 2.75 percent over the Adjusted LIBOR rate. As of March 31, 1999, Adjusted LIBOR was approximately 5.0 percent. The Company has entered into three year fixed interest rate swap contracts in relation to a portion of the Amended Credit Facility for a notional value of $800 million at an average rate of approximately 7.50 percent, which expire at various times no later than December 2001. Scheduled amortization of the Term Loans under the Amended Credit Facility commences with $33 million in 2001, $73 million in 2002, $103 million in 2003, $103 million in 2004, and $103 million in 2005, with the remaining balance due at maturity. The Revolving Facility was entered into in October 1997 and matures in October 2003, subject to extension under certain conditions.

  The Amended Credit Facility contains various covenants, including limitations on indebtedness, dividends and capital expenditures, and maintenance of certain financial ratios. As of March 31, 1999, the Company was in compliance with all such covenants. In connection with the $225 million one-time charge resulting from the early termination of the WHV Agreement, the Company and its lenders amended the Amended Credit Facility, effective April 30, 1999. There can be no assurances that the Company will remain in compliance with such covenants or other conditions under the Amended Credit Facility in the future.

  Capital Requirements. The Company's current strategy and business plan call for substantial on-going investments, at levels comparable to 1998, in the production of new feature films and television programs. Furthermore, the Company may wish to continue to make investments in new distribution channels to further exploit the Company's motion picture and television library. The Company plans to continue to evaluate the level of such investments in the context of the capital available to the Company and changing market conditions.

  In January 1999, the Company acquired the PFE Libraries, containing over 1,300 feature films that were previously owned by PolyGram, for $235 million. The purchase was funded by borrowings under the Revolving Facility and utilization of cash on hand.

  In March 1999, in consideration for the early expiration of the WHV Agreement, the Company agreed to pay WHV $225 million, of which $112.5 million was paid in March 1999 and the remaining $112.5 million installment is payable in September 1999. Additionally, the Company reconveyed to Turner Entertainment Co., Inc. ("Turner"), an affiliate of WHV, the right that the Company had to distribute in the home video markets worldwide until June 1, 2001, approximately 2,950 titles in the Turner library that had been serviced under the WHV Agreement. This reconveyance to Turner was made effective as of January 1, 1999. The Company has recorded a one-time pre-tax contract termination charge in the 1999 Quarter of $225 million for costs in connection with terminating the WHV Agreement. The Company anticipates that the reconveyance of the Turner rights will result in decreased cash flow to the Company of approximately $10 million per year through June 2001.

  The remaining $112.5 million installment (plus interest at the rate of eight percent per year from March 1999) due to WHV in September 1999 is secured by a standby letter of credit (the "Letter of Credit") issued by one of the Company's principal lenders under the Bridge Loan Facility described below. If the Letter of Credit is drawn upon, the Company will be deemed to have accessed a loan under the Bridge Loan Facility with a principal amount equal to the amount drawn.

  In April 1999, the Company entered into an agreement with Universal Studios, Inc. ("Universal") that increased the Company's commitment under an existing co-production arrangement with Universal by

$100 million in production expenses. The motion pictures to be co-produced under the arrangement will be selected over the next three years, but the Company may incur the related production expenditures over a longer period of time.

  The Company is obligated to fund 50 percent of the expenses of MGM Networks Latin America up to a maximum of approximately $24 million. The Company has funded approximately $20 million under such obligation as of March 31, 1999.

  In connection with the resignations of Messrs. Mancuso and Pisano, the Company will incur severance charges in the second quarter of 1999.

  The Company expects to incur approximately $11 million of additional costs in 1999 in connection with the integration of the PFE Libraries and the Company's transition to home video self-distribution in the U.S. and Canadian markets. The Company's obligation to pay other capital requirements, including the purchase of certain computer systems and equipment and other improvements, are currently not expected to exceed $15 million per year.

  In addition, the slate of films released by the Company in 1999 to date has performed below expectations. As a result of these various factors (including, in particular, the short-term costs associated with the termination of the WHV Agreement), the Company determined that cash flow from operations and the amounts available under the existing tranches of the Amended Credit Facility may not be adequate to meet the Company's obligations and commitments and to enable the Company to continue to conduct is operations in accordance with its current business plan through the end of 1999. Therefore, the Company intends to seek approximately $500 million in additional equity financing, which is likely to be in the form of a rights offering. See Note 9 to the Condensed Consolidated Financial Statements.

  In addition, the Company recently executed an agreement with one of its principal lenders that provides the Company with a $250 million bridge loan facility (the "Bridge Loan Facility"). If the Letter of Credit is drawn upon, the Company will be deemed to have accessed a loan under the Bridge Loan Facility with a principal amount equal to the amount drawn. Additionally, the Company may borrow remaining availabilies under the Bridge Loan Facility to fund operations. Loans under the Bridge Loan Facility initially would bear interest at 1.75 percent over the Adjusted LIBOR rate. Interest would be payable quarterly in arrears and the principal of such loans would be due on the earlier of maturity or any debt or equity issuance of the Company. The Company expects to use substantially all of the net proceeds of the proposed rights offering to repay any amounts that may be outstanding under the Bridge Loan Facility and to reduce the amounts outstanding under the Revolving Facility.

  The Company believes that cash flow from operations, together with amounts available under the Revolving Facility and the Bridge Loan Facility, and the proceeds of the proposed rights offering will be adequate for the Company to conduct its operations in accordance with its business plan through the end of 2001. This belief is based in part on the assumption that the Company's future releases will perform as planned. In addition to the foregoing sources of liquidity, the Company is currently considering various film financing alternatives.

  While management of the Company believes that it will be able to obtain the requisite funds, no assurance can be given that the Company will complete the proposed rights offering or otherwise be able to obtain the requisite funds, or that it will be able to do so on a timely basis and on terms acceptable to the Company.

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

  The Company intends to continue to pursue its goal of becoming an integrated global entertainment company. In connection with its pursuit of this goal, the Company may consider various strategic alternatives, such as business combinations with companies with strengths complementary to those of the Company, other acquisitions and joint ventures, as opportunities arise. The nature, size and structure of any such transaction could require the Company to seek additional financing.

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

  In addition, the Company has had communications with certain of its significant suppliers, distributors, financial institutions, lessors and others with which it does business to evaluate their Year 2000 compliance plans and state of readiness and to determine the extent to which the Company's Systems may be affected by the failure of others to remediate their own Year 2000 issues. The Company is also distributing a Year 2000 assessment form to other parties, in order to provide the Company with further information as to their Year 2000 conversion progress. To date, the Company has received feedback from certain but not all such parties, and has not independently confirmed any information received with respect to the Year 2000 issues. As such, there can be no assurance that such other parties will complete their Year 2000 conversion in a timely fashion or will not suffer a Year 2000 business disruption that may adversely affect the Company's financial condition and results of operations.

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

  Contingency Plans. While the Company's Year 2000 conversion is expected to be completed prior to any potential disruption to the Company's business, the Company acknowledges the uncertainties involved in preparing its systems for the Year 2000. As such, the Company is developing a comprehensive Year 2000 specific contingency plan that, when used in combination with the Company's general disaster recovery plan, should provide for continued business operations to the greatest extent possible in the unlikely event of the Year 2000 failure of a critical system. As part of its Year 2000 contingency effort, information received from external sources is examined for date integrity before being brought into the Company's internal systems. If the Company determines that its business or a segment thereof is at material risk of disruption due to the Year 2000 issue or anticipates that its Year 2000 conversion will not be completed in a timely fashion, the Company will prepare to implement all or part of its contingency plan.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

  The Company has only limited involvement in derivative financial instruments and does not use them for trading purposes. Certain amounts borrowed under the Amended Credit Facility are at variable interest rates and the Company is thus subject to market risk resulting from interest rate fluctuations. The Company enters into interest rate swaps in part to alter interest rate exposures. Interest rate swaps allow the Company to raise long-term borrowings at floating rates and effectively swap them into fixed rates that are lower than those available to the Company if fixed-rate borrowings were made directly. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate amounts calculated by reference to an agreed notional principal amount. Please refer to the Company's Form 10-K for the year ended December 31, 1998 for a listing of the Company's interest rate swaps. There have been no significant changes to the Company's interest rate swaps in the quarter ended March 31, 1999.

  Because approximately 25 percent of the Company's revenues are denominated, and the Company incurs certain operating and production costs, in foreign currencies, the Company is subject to market risks resulting from fluctuations in foreign currency exchange rates. In certain instances, the Company enters into foreign currency exchange contracts in order to reduce exposure to changes in foreign currency exchange rates that affect the value of its firm commitments and certain anticipated foreign currency cash flows.

  The following table provides information about the Company's sensitivity to foreign currency exchange contracts into which the Company enters. The contracts generally mature within one year. The Company currently intends to continue to enter into such contracts to hedge against future material foreign currency exchange rate risks.

                                             Amounts scheduled
                                               for maturity       Estimated
                                            for the year ending fair value at
                                             December 31, 1999  March 31, 1999
                                            ------------------- --------------
                                                      (in thousands)
$US Functional Currency
Forward exchange agreements (receive
 $US/pay British pounds)
  Contract amount..........................       $19,364           $(157)
  Average contractual exchange rate........        1.6272

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

  In the matter entitled Estate of Jim Garrison, et al. v. Warner Bros., Inc., et al., which was filed as a putative class action in Los Angeles County Superior Court in November 1995 against, among others, Metro-Goldwyn-Mayer Pictures Inc. ("MGM Pictures") and United Artists Pictures Inc. ("UA Pictures") and the other major studios, the court denied class certification in August 1996 with respect to the plaintiffs' claims for breach of contract, breach of implied covenant, unjust enrichment, imposition of constructive trust and declaratory relief and, initially, granted class certification with respect to plaintiffs' claims for price fixing under the Sherman Antitrust Act, price fixing under state law, boycott/concerted refusal to deal under the Sherman Antitrust Act and boycott/concerted refusal to deal under state law. The court subsequently announced that its grant of the plaintiffs' class certification motion might have been "inadvertent" and issued an order on its own motion requesting briefing on the issue whether the class should be decertified. After such briefing and by Order dated May 26, 1998, the court decertified the plaintiff class with respect to plaintiffs' remaining claims for price fixing under the Sherman Antitrust Act, price fixing under state law, boycott/concerted refusal to deal under the Sherman Antitrust Act and boycott/concerted refusal to deal under state law. The plaintiffs announced their intention to proceed against all defendants, including MGM Pictures and UA Pictures, on their legal theories but solely as to the Warner Bros. motion picture "JFK." Trial was set for October 18, 1999. The defendants filed motions for summary judgment. By Order entered January 28, 1999, the court denied defendants' motions in part and continued defendants' motions in part, reopening discovery limited to certain issues related to one motion and ordering supplemental briefing regarding those issues. Effective March 5, 1999, the case was settled by agreement among the parties. On March 31, 1999, the court ordered the case dismissed with prejudice, pursuant to stipulation of the parties.

  Reference is made to the Company's 1998 Form 10-K for a description of other pending legal proceedings involving the Company.

Item 5. Other Information

  Changes in Management:

        See Note 9 to the Condensed Consolidated Financial Statements.

  Early Termination of the WHV Agreement:

        See Note 2 to the Condensed Consolidated Financial Statements.

  Annual Meeting of Stockholders:

        As previously announced, the Company has postponed its Annual Meeting of Stockholders (the "Annual Meeting") from May 11, 1999 to July 13, 1999. Stockholders of record at the close of business on June 15, 1999 are entitled to notice of and to vote at the Annual Meeting.

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

   Exhibit
   Number
   -------
    27.    Financial Data Schedule

    (b) Reports on Form 8-K

     A Current Report on Form 8-K was filed during the quarter ended March 31, 1999:

      Date:             Relating to:
      -----             ------------
      March 16, 1999    Press release re: Early termination of existing video
                        distribution agreement with Warner Home Video

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          METRO-GOLDWYN-MAYER INC.

May 17, 1999                                      /s/ Alex Yemenidjian
                                          By: _________________________________
                                                     Alex Yemenidjian
                                            Chairman of the Board of Directors
                                                and Chief Executive Officer

                                                  /s/ Daniel J. Taylor
                                          By: _________________________________
                                                     Daniel J. Taylor
                                              Senior Executive Vice President
                                                and Chief Financial Officer