Form 10-Q
period 1999-06-30
METRO-GOLDWYN-MAYER INC
filed 1999-08-13
CIK 1026816

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1999

                          Commission File No. 0-13481

                           METRO-GOLDWYN-MAYER INC.
            (Exact name of registrant as specified in its charter)

                               ----------------

                  Delaware                               95-4605850
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)               Identification No.)


           2500 Broadway Street                             90404
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

  The number of shares of the Registrant's common stock outstanding as of July 31, 1999 was 151,452,986.

================================================================================

                   METRO-GOLDWYN-MAYER INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                 June 30, 1999

                                     INDEX

                                                                          Page
                                                                          No.
                                                                          ----
 Part I.  Financial Information

 Item 1.  Financial Statements
          Condensed Consolidated Balance Sheets as of June 30, 1999
           (unaudited) and December 31, 1998............................    1
          Condensed Consolidated Statements of Operations and
           Comprehensive Income (Loss) for the Quarters and Six Months
           ended June 30, 1999 and 1998 (unaudited).....................    2
          Condensed Consolidated Statements of Stockholders' Equity for
           the Six Months ended June 30, 1999 (unaudited)...............    3
          Condensed Consolidated Statements of Cash Flows for the Six
           Months ended June 30, 1999 and 1998 (unaudited)..............    4
          Notes to Condensed Consolidated Financial Statements..........    5

          Management's Discussion and Analysis of Financial Condition
 Item 2.   and Results of Operations....................................   11

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk....   23

 Part II. Other Information

 Item 1.  Legal Proceedings.............................................   24

 Item 5.  Other Information.............................................   24

 Item 6.  Exhibits and Reports on Form 8-K..............................   24

 Signatures..............................................................  25

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            METRO-GOLDWYN-MAYER INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (in thousands, except share data)

                                                         June 30,    December 31,
                                                           1999          1998
                                                        -----------  ------------
                                                        (unaudited)
                        ASSETS
                        ------
Cash and cash equivalents.............................  $    9,965    $   54,839
Accounts and contracts receivable (net of allowance
 for doubtful accounts of $24,298 and $23,220,
 respectively)........................................     370,703       365,067
Film and television costs, net........................   2,231,277     2,076,663
Investments and advances to affiliates................      12,780        17,674
Property and equipment, net...........................      38,201        38,636
Excess of cost over net assets of acquired businesses,
 net..................................................     553,540       561,026
Other assets..........................................      44,232        45,073
                                                        ----------    ----------
                                                        $3,260,698    $3,158,978
                                                        ==========    ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Liabilities:
  Bank and other debt.................................  $1,189,836    $  715,574
  Contractual note payable............................     112,500           --
  Accounts payable and accrued liabilities............     190,603       100,377
  Accrued participants' share.........................     221,170       232,515
  Income taxes payable................................      32,871        34,869
  Advances and deferred revenues......................     120,399       130,664
  Other liabilities...................................      24,209        25,322
                                                        ----------    ----------
    Total liabilities.................................   1,891,588     1,239,321
                                                        ----------    ----------
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value, 500,000,000 shares
   authorized, 151,303,086 and 150,856,424 shares
   issued and outstanding.............................       1,513         1,509
  Additional paid-in capital..........................   2,211,296     2,203,490
  Deficit.............................................    (842,023)     (285,596)
  Accumulated other comprehensive income..............         258           254
  Less: treasury stock, at cost, 132,253 shares.......      (1,934)          --
                                                        ----------    ----------
    Stockholders' equity..............................   1,369,110     1,919,657
                                                        ----------    ----------
                                                        $3,260,698    $3,158,978
                                                        ==========    ==========

     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                            METRO-GOLDWYN-MAYER INC.

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                          COMPREHENSIVE INCOME (LOSS)

                       (in thousands, except share data)
                                  (unaudited)

                         Quarter Ended June 30,   Six Months Ended June 30,
                         -----------------------  ---------------------------
                            1999         1998         1999           1998
                         -----------  ----------  -------------  ------------
Revenues................ $   212,274  $  281,201  $     470,917  $    597,661
Expenses:
  Film and television
   production and
   distribution.........     332,702     285,110        626,769       571,780
  General and
   administrative
   expenses.............      27,074      26,029         49,129        50,651
  Severance and related
   costs................      76,158         --          76,158           --
  Contract termination
   fee..................         --          --         225,000           --
  Goodwill
   amortization.........       3,803       3,683          7,486         6,922
                         -----------  ----------  -------------  ------------
    Total expenses......     439,737     314,822        984,542       629,353
                         -----------  ----------  -------------  ------------
Operating loss..........    (227,463)    (33,621)      (513,625)      (31,692)
Other income (expense):
  Interest expense, net
   of amounts
   capitalized..........     (22,219)    (20,174)       (41,238)      (38,428)
  Interest and other
   income, net..........       1,684       1,070          2,518         1,745
                         -----------  ----------  -------------  ------------
    Total other
     expense............     (20,535)    (19,104)       (38,720)      (36,683)
                         -----------  ----------  -------------  ------------
Loss from operations
 before provision for
 income taxes...........    (247,998)    (52,725)      (552,345)      (68,375)
Income tax provision....      (1,809)     (2,269)        (4,082)       (5,262)
                         -----------  ----------  -------------  ------------
Net loss................    (249,807)    (54,994)      (556,427)      (73,637)
Foreign currency
 translation
 adjustment.............           2         (36)             4           (84)
                         -----------  ----------  -------------  ------------
Comprehensive loss...... $  (249,805) $  (55,030) $    (556,423) $    (73,721)
                         ===========  ==========  =============  ============
Basic and diluted loss
 per share.............. $     (1.65) $    (0.84) $       (3.69) $      (1.12)
                         ===========  ==========  =============  ============
Weighted average number
 of common shares
 outstanding............ 151,021,396  65,790,698    150,945,857    65,781,329
                         ===========  ==========  =============  ============

     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                            METRO-GOLDWYN-MAYER INC.

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       (in thousands, except share data)
                                  (unaudited)

                             Common Stock
                          ------------------
                                               Add'l               Accum. Other   Less:        Total
                            No. of     Par    Paid-in              Comprehensive Treasury  Stockholders'
                            Shares    Value   Capital    Deficit      Income      Stock       Equity
                          ----------- ------ ---------- ---------  ------------- --------  -------------
Balance December 31,
 1998...................  150,856,424 $1,509 $2,203,490 $(285,596)     $254      $   --     $1,919,657
Acquisition of treasury
 stock, at cost.........          --     --         --        --        --        (2,040)       (2,040)
Issuance of common
 stock..................      446,662      4      6,441       --        --           106         6,551
Amortization of deferred
 stock compensation.....          --     --       1,365       --        --           --          1,365
Foreign currency
 translation
 adjustment.............          --     --         --        --          4          --              4
Net loss................          --     --         --   (556,427)      --           --       (556,427)
                          ----------- ------ ---------- ---------      ----      -------    ----------
Balance June 30, 1999...  151,303,086 $1,513 $2,211,296 $(842,023)     $258      $(1,934)   $1,369,110
                          =========== ====== ========== =========      ====      =======    ==========


     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                            METRO-GOLDWYN-MAYER INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                          Six Months Ended
                                                              June 30,
                                                         --------------------
                                                           1999       1998
                                                         ---------  ---------
Net cash provided by operating activities............... $  92,176  $ 247,213
                                                         ---------  ---------
Investing activities:
  Acquisition of PFE Libraries..........................  (236,201)       --
  Additions to film costs, net..........................  (367,458)  (477,558)
  Additions to property and equipment...................    (3,705)    (7,119)
  Other investing activities............................    (3,063)   (10,672)
                                                         ---------  ---------
  Net cash used in investing activities.................  (610,427)  (495,349)
                                                         ---------  ---------
Financing activities:
  Additions to borrowed funds...........................   499,106    304,583
  Repayments of borrowed funds..........................   (25,762)   (36,789)
                                                         ---------  ---------
  Net cash provided by financing activities.............   473,344    267,794
                                                         ---------  ---------
Net change in cash and cash equivalents from operating,
 investing and financing activities.....................   (44,907)    19,658
Net increase (decrease) in cash due to foreign currency
 fluctuations...........................................        33       (124)
                                                         ---------  ---------
Net change in cash and cash equivalents.................   (44,874)    19,534
Cash and cash equivalents at beginning of the period....    54,839      3,978
                                                         ---------  ---------
Cash and cash equivalents at end of the period.......... $   9,965  $  23,512
                                                         =========  =========



     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                           METRO-GOLDWYN-MAYER INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999

Note 1--Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements include the accounts of Metro-Goldwyn-Mayer Inc. ("MGM"), Metro-Goldwyn-Mayer Studios Inc. and its majority owned subsidiaries ("MGM Studios") and Orion Pictures Corporation and its majority owned subsidiaries ("Orion") (collectively, the "Company"). MGM is a Delaware corporation formed on July 10, 1996 specifically to acquire MGM Studios, and is majority owned by an investor group comprised of Tracinda Corporation and a corporation that is principally owned by Tracinda (collectively, "Tracinda") and certain current and former executive officers of the Company. The acquisition of MGM Studios by MGM was completed on October 10, 1996, at which time MGM commenced principal operations. The acquisition of Orion was completed on July 10, 1997. The Company completed the acquisition of certain film libraries and film related rights that were previously owned by PolyGram N.V. on January 7, 1999.

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the instructions to Form 10-Q related to interim period financial statements. Accordingly, these condensed consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, the accompanying unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The Company's condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998. As permitted by Statement of Financial Accounting Standards ("SFAS") No. 53, "Financial Reporting by Producers and Distributors of Motion Pictures," the Company has presented unclassified condensed consolidated balance sheets.

Note 2--Restructuring and Other Charges

  In the quarter ended June 30, 1999, the Company incurred certain restructuring and other charges, in association with a change in senior management and a corresponding review of the Company's operations, aggregating $225.2 million, including (i) a $140.0 million reserve for write-downs and certain other charges regarding a re-evaluation of film properties in various stages of development and production, which has been included as a charge in film and television production and distribution expenses, and (ii) $85.2 million of severance and other related costs, of which $9.0 million has been classified in general and administrative expenses, as well as the estimated costs of withdrawing from the Company's arrangements with United International Pictures B.V. ("UIP").

Note 3--WHV Contract Settlement

  On March 12, 1999, the Company agreed to accelerate the expiration of the right of Warner Home Video ("WHV") to distribute the Company's product in the home video marketplace under the agreement executed in 1990 (the "WHV Agreement"). In consideration for the early expiration of the WHV Agreement, the Company has agreed to pay WHV $225 million, of which $112.5 million was paid on March 12, 1999 and the remaining $112.5 million of which is payable in September 1999. The parties restructured the terms of the WHV Agreement, which will function as an interim distribution agreement (the "Transitional Video Agreement"), under which WHV will distribute certain of the Company's product in the home video marketplace while the Company establishes its own domestic home video distribution network. The Transitional Video Agreement expires on January 31, 2000. Additionally, the Company reconveyed to Turner Entertainment Co., Inc. ("Turner"), an affiliate of WHV, the right that the Company had to distribute in the home video markets worldwide until June 2001, 2,950 Turner titles that had been serviced under the WHV Agreement. The Company

                           METRO-GOLDWYN-MAYER INC.

recorded a pre-tax contract termination charge in the six months ended June 30, 1999 for $225 million for costs in connection with the early expiration of WHV's rights under the WHV Agreement. The Company's obligation to pay the remaining $112.5 million installment (plus interest at the rate of eight percent per year from March 1999) in September 1999 is secured by a standby letter of credit issued by one of the Company's principal lenders.

Note 4--Film and Television Costs

  Film and television costs, net of amortization, are summarized as follows (in thousands):

                                                         June 30,   December 31,
                                                           1999         1998
                                                        ----------  ------------
   Theatrical productions:
     Released.......................................... $2,528,853   $2,116,007
     Less: accumulated amortization....................   (981,031)    (750,008)
                                                        ----------   ----------
     Released, net.....................................  1,547,822    1,365,999
     Completed not released, net.......................     18,212       98,654
     In process and development, net...................    319,421      283,242
                                                        ----------   ----------
       Subtotal: theatrical productions................  1,885,455    1,747,895
                                                        ----------   ----------
   Television programming..............................    652,678      567,138
     Less: accumulated amortization....................   (306,856)    (238,370)
                                                        ----------   ----------
       Subtotal: television programming................    345,822      328,768
                                                        ----------   ----------
                                                        $2,231,277   $2,076,663
                                                        ==========   ==========

  On January 7, 1999, the Company acquired certain film libraries and film related rights (the "PFE Libraries") containing over 1,300 feature films that were previously owned by PolyGram N.V. and its subsidiaries ("PolyGram") for $235 million (the "PFE Library Acquisition"), plus acquisition related costs of approximately $1.2 million. The Company funded the PFE Library Acquisition through an advance on the Revolving Facility (as defined in Note 5) and utilization of cash on hand.

  Interest costs capitalized to theatrical productions were $5,431,000 and $9,938,000 during the quarter and six months ended June 30, 1999, and $4,152,000 and $7,317,000 during the quarter and six months ended June 30, 1998, respectively.

Note 5--Bank and Other Debt

  Bank and other debt is summarized as follows (in thousands):

                             June 30,  December 31,
                               1999        1998
                            ---------- ------------
   Revolving Facility...... $  476,000   $    --
   Term Loans..............    700,000    700,000
   Capitalized lease
    obligations and other
    borrowings.............     13,836     15,574
                            ----------   --------
                            $1,189,836   $715,574
                            ==========   ========

                           METRO-GOLDWYN-MAYER INC.

  On October 15, 1997, the Company entered into an amended and restated credit facility with a syndicate of banks aggregating $1.3 billion (the "Amended Credit Facility") consisting of a six year $600 million revolving credit facility (the "Revolving Facility"), a $400 million seven and one-half year term loan ("Tranche A Loan") and a $300 million eight and one-half year term loan ("Tranche B Loan") (collectively, the "Term Loans"). The Amended Credit Facility contains provisions allowing, with the consent of the requisite lenders and subject to syndication thereof, for an additional $200 million tranche, raising the potential amount of Amended Credit Facility to $1.5 billion. The Revolving Facility and the Tranche A Loan bear interest at 2.50 percent over the Adjusted LIBOR rate, as defined (7.87 percent at June 30, 1999). The Tranche B Loan bears interest at 2.75 percent over the Adjusted LIBOR rate (8.12 percent at June 30, 1999). Scheduled amortization of the Term Loans under the Amended Credit Facility commences with $33 million in 2001, $73 million in 2002, $103 million in 2003, $103 million in 2004 and $103 million in 2005, with the remaining balance due at maturity. The Revolving Facility matures in October 2003, subject to extension under certain conditions.

  The Company has entered into three year fixed interest rate swap contracts in relation to a portion of the Amended Credit Facility for a notional value of $800 million at an average rate of approximately 7.50 percent, which expire in various terms no later than December 2001.

  The Company's borrowings under the Amended Credit Facility are secured by substantially all the assets of the Company. The Amended Credit Facility contains various covenants including limitations on dividends, capital expenditures and indebtedness, and the maintenance of certain financial ratios. In connection with the $225 million charge in the six months ended June 30, 1999 that resulted from the early termination of the WHV Agreement, the Company and its lenders amended the Amended Credit Facility, effective April 30, 1999. As of June 30, 1999, the Company was in compliance with all such covenants.

Note 6--Stockholders' Equity

  Dilutive securities of 279,311 and 208,366 shares are not included in the calculation of diluted earnings per share in the quarter and six months ended June 30, 1999, and 618,547 and 439,264 shares are not included in the quarter and six months ended June 30, 1998, respectively, because they are antidilutive.

  On July 13, 1999, the following measures, among others, were approved at the Company's annual meeting of stockholders: (i) an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the total number of shares of the Company's common stock authorized from 250,000,000 to 500,000,000, (ii) the repricing of stock options of the Company granted pursuant to the Amended and Restated 1996 Stock Incentive Plan, (iii) an increase in the aggregate number of shares of the common stock of the Company issuable under the Amended and Restated 1996 Stock Incentive Plan, (iv) an amendment to the Bonus Interest Agreements entered into pursuant to the Senior Management Bonus Plan, and (v) the issuance of options to purchase shares of the common stock of the Company to Alex Yemenidjian, Chairman of the Board of Directors and Chief Executive Officer of the Company, and to Christopher J. McGurk, Vice Chairman and Chief Operating Officer of the Company.

Note 7--Segment Information

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

                            METRO-GOLDWYN-MAYER INC.

  Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

                                        Feature   Television
                                         Films     Programs   Other     Total
                                       ---------  ---------- -------  ---------
   Quarter Ended June 30:
   1999:
     Revenues......................... $ 152,041   $ 40,873  $19,360  $ 212,274
     Segment income (loss)............ $(133,762)  $  2,484  $10,850  $(120,428)
   1998:
     Revenues......................... $ 217,160   $ 47,093  $16,948  $ 281,201
     Segment income (loss)............ $ (14,953)  $  4,572  $ 6,472  $  (3,909)
   Six Months Ended June 30:
   1999:
     Revenues......................... $ 348,008   $ 93,018  $29,891  $ 470,917
     Segment income (loss)............ $(177,273)  $  8,053  $13,368  $(155,852)
   1998:
     Revenues......................... $ 471,297   $105,839  $20,525  $ 597,661
     Segment income (loss)............ $  18,103   $  9,417  $(1,639) $  25,881

  The following is a reconciliation of the change in reportable segment assets:

                                             December 31,  Increase   June 30,
                                                 1998     (Decrease)    1999
                                             ------------ ---------- ----------
   Feature films............................  $2,096,092   $141,846  $2,237,938
   Television programs......................     400,646     22,647     423,293
   Other....................................      19,718     (5,712)     14,006
                                              ----------   --------  ----------
     Total reportable segment assets........  $2,516,456   $158,781  $2,675,237
                                              ==========   ========  ==========

  The following table presents the details of other operating segment income
(loss):

                                           Quarter Ended    Six Months Ended
                                             June 30,            June 30,
                                          ----------------  ------------------
                                           1999     1998      1999      1998
                                          -------  -------  --------  --------
   Licensing and merchandising........... $ 1,251  $  (263) $  2,042  $   (510)
   Interactive media.....................     769   (3,797)   (1,067)   (8,557)
   Music.................................   3,252    1,706     3,718     1,906
   Losses on equity investments..........  (1,658)  (2,713)   (4,938)   (5,769)
   Other.................................   7,236   11,539    13,613    11,291
                                          -------  -------  --------  --------
                                          $10,850  $ 6,472  $ 13,368  $ (1,639)
                                          =======  =======  ========  ========

                           METRO-GOLDWYN-MAYER INC.

  The following is a reconciliation of reportable segment income to income
(loss) before provision for income taxes:

                                       Quarter Ended       Six Months Ended
                                          June 30,             June 30,
                                     -------------------  -------------------
                                       1999       1998      1999       1998
                                     ---------  --------  ---------  --------
   Segment income (loss)............ $(120,428) $ (3,909) $(155,852) $ 25,881
   General and administrative
    expenses........................   (27,074)  (26,029)   (49,129)  (50,651)
   Severance and related costs......   (76,158)      --     (76,158)      --
   Contract termination fee.........       --        --    (225,000)      --
   Goodwill amortization............    (3,803)   (3,683)    (7,486)   (6,922)
                                     ---------  --------  ---------  --------
   Operating loss...................  (227,463)  (33,621)  (513,625)  (31,692)
   Interest expense, net of amounts
    capitalized.....................   (22,219)  (20,174)   (41,238)  (38,428)
   Interest and other income, net...     1,684     1,070      2,518     1,745
                                     ---------  --------  ---------  --------
   Loss before provision for income
    taxes........................... $(247,998) $(52,725) $(552,345) $(68,375)
                                     =========  ========  =========  ========

  The following is a reconciliation of reportable segment assets to consolidated total assets:

                                                        June 30,    December 31,
                                                          1999          1998
                                                       -----------  ------------
   Total assets for reportable segments...............  $2,675,237   $2,516,456
   Goodwill not allocated to segments.................     553,540      561,026
   Other unallocated amounts..........................      31,921       81,496
                                                       -----------  -----------
   Consolidated total assets..........................  $3,260,698   $3,158,978
                                                       ===========  ===========

Note 8--Commitments and Contingencies

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

Note 9--Supplementary Cash Flow Information

  The Company paid interest, net of capitalized interest, of $30,655,000 and $28,192,000 during the six months ended June 30, 1999 and 1998, respectively. The Company paid income taxes of $5,622,000 and $4,051,000 during the six months ended June 30, 1999 and 1998, respectively.

  Included in net cash provided by operating activities for the six months ended June 30, 1999 is a $112.5 million payment to WHV representing the initial payment in consideration for the early expiration of the WHV Agreement (see Note 3). The remaining $112.5 million payment due to WHV (plus interest at the rate of eight percent per year) is payable in September 1999.

  During the six months ended June 30, 1999 and 1998, the Company contributed 58,740 and 32,185 shares of common stock valued at $843,000 and $695,000, respectively, to the Company's 401(k) Savings Plan. In the six months ended June 30, 1999, the Company also contributed 2,184 shares of common stock valued at $31,000 to non-employee directors of the Company.

                           METRO-GOLDWYN-MAYER INC.

Note 10--Subsequent Event

  On July 13, 1999, the Company filed a Form S-3 registration statement with the Securities and Exchange Commission indicating that the Company intends to seek approximately $750 million in additional equity financing, which may be in the form of a rights offering, a secondary offering of common stock, or a combination thereof. If the proposed equity financing involves a rights offering (as with the rights offering completed by the Company in 1998), the Company would distribute to its stockholders transferable subscription rights, allowing holders to purchase new shares of the Company's common stock at a customary discount to the market price. If the equity financing involves a secondary offering of common stock, the Company would sell such shares through one or more underwritten offerings or direct placements. The Company has not yet determined the terms of the equity financing, such as the timing, price, the number of rights to be distributed in the event of a rights offering, or the total number of shares to be offered. Tracinda Corporation and one of its affiliates, MGM's principal shareholders, have confirmed to the Company that, in the event of a rights offering, they intend to exercise all of the rights distributed to them and subscribe for their pro rata share of the new shares to be issued. In addition, they have also confirmed that, in the event of a secondary offering, they are willing to purchase any shares not otherwise purchased, and in the event of a rights offering, are willing to acquire any shares not subscribed for by the other stockholders of the Company.

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

  The commercial potential of individual motion pictures and television programming varies dramatically, and is not directly correlated with production or acquisition costs. Therefore, it is difficult to predict or project a trend of the Company's income or loss. However, the likelihood of the Company reporting losses, particularly in the year of a motion picture's release, is increased by the industry's method of accounting which requires the immediate recognition of the entire loss (through increased amortization) in instances where it is estimated the ultimate revenues of a motion picture or television program will not recover the Company's costs. On the other hand, the profit of a profitable motion picture or television program must be deferred and recognized over the entire revenue stream generated by that motion picture or television program. This method of accounting may also result in significant fluctuations in reported income or loss, particularly on a quarterly basis, depending on the Company's release schedule and the relative performance of individual motion pictures or television programs. For films released by the Company since January 1994 which resulted in feature film write-downs in the period of initial release, subsequent performance as it relates to this group of films has not resulted in additional material write-downs. As a result of the lack of movie production and distribution during (i) the period from January 1996 (when a wholly-owned subsidiary of Credit Lyonnais, S. A. announced its intention to sell MGM Studios) through the sale of MGM Studios on October 10, 1996 and (ii) the Company's recent management changes (see--"Liquidity and Capital Resources--Recent Developments"), the Company expects to experience lower revenues at least through the end of 2000, and thus the fluctuations caused by this accounting method may have a greater impact than otherwise might be the case.

  In October 1998, the Financial Accounting Standards Board issued an Exposure Draft on a proposed Statement of Position (the "Proposed SOP") for "Accounting By Producers and Distributors of Films." If adopted, the Proposed SOP would establish new accounting and reporting standards for all producers and distributors that own or hold the rights to distribute or exploit films. The Proposed SOP provides that the cumulative effect of changes in accounting principles caused by adoption of the provisions of the Proposed SOP should be included in the determination of net income in conformity with Accounting Principles Board Opinion No. 20, "Accounting Changes." The Company is not able to quantify the effect, or the materiality, to the Company of adoption of the Proposed SOP at this time. If adopted, the Proposed SOP, as currently drafted, would be effective for financial statements for fiscal years beginning after December 15, 1999, with earlier adoption encouraged.

Results of Operations

Quarters and Six Months Ended June 30, 1999 and 1998

  The following table sets forth the Company's operating results for the quarters and six months ended June 30, 1999 and 1998. As stated in the financial statements and related notes thereto, in the quarter ended June 30, 1999 the Company incurred certain restructuring and other charges aggregating $225.2 million related to changes in senior management, a corresponding review of the Company's operations and film projects in various stages of development and production, and other related costs. Additionally, in March 1999 the Company accelerated the expiration of the WHV Agreement, which resulted in a $225 million charge included in operating results for the six months ended June 30, 1999. The net operating results in the 1999 periods, therefore, are not comparable to the operating results in the 1998 periods.

                                       Quarter Ended       Six Months Ended
                                          June 30,             June 30,
                                     -------------------  -------------------
                                       1999       1998      1999       1998
                                     ---------  --------  ---------  --------
                                                 In thousands
                                                  (unaudited)
Revenues:
  Feature films..................... $ 152,041  $217,160  $ 348,008  $471,297
  Television programs...............    40,873    47,093     93,018   105,839
  Other.............................    19,360    16,948     29,891    20,525
                                     ---------  --------  ---------  --------
    Total revenues.................. $ 212,274  $281,201  $ 470,917  $597,661
                                     =========  ========  =========  ========
Operating income (loss):
  Feature films..................... $(133,762) $(14,953) $(177,273) $ 18,103
  Television programs...............     2,484     4,572      8,053     9,417
  Other.............................    10,850     6,472     13,368    (1,639)
  General and administration
   expenses.........................   (27,074)  (26,029)   (49,129)  (50,651)
  Severance and related costs.......   (76,158)      --     (76,158)      --
  Contract termination fee..........       --        --    (225,000)      --
  Goodwill amortization.............    (3,803)   (3,683)    (7,486)   (6,922)
                                     ---------  --------  ---------  --------
Operating loss......................  (227,463)  (33,621)  (513,625)  (31,692)
Interest expense, net of amounts
 capitalized........................   (22,219)  (20,174)   (41,238)  (38,428)
Interest and other income...........     1,684     1,070      2,518     1,745
                                     ---------  --------  ---------  --------
Loss before provision for income
 taxes..............................  (247,998)  (52,725)  (552,345)  (68,375)
Income tax provision................    (1,809)   (2,269)    (4,082)   (5,262)
                                     ---------  --------  ---------  --------
Net loss............................ $(249,807) $(54,994) $(556,427) $(73,637)
                                     =========  ========  =========  ========

Quarters Ended June 30, 1999 and 1998

  Feature Films. Feature film revenues decreased by $65.1 million, or 30 percent, to $152.0 million in the quarter ended June 30, 1999 (the "1999 Quarter") compared to the quarter ended June 30, 1998 (the "1998 Quarter"). Explanations for the changes in revenues are discussed in the following paragraphs.

  Worldwide theatrical revenues decreased by $54.8 million, or 77 percent, to $16.6 million in the 1999 Quarter as compared to the 1998 Quarter. In the 1999 Quarter, the Company released Tea With Mussolini on a limited basis in the domestic marketplace, as compared to the wider releases of Species 2 and Dirty Work in the 1998 Quarter, as well as the limited release of The Hanging Garden. Additionally, the 1998 Quarter benefited from the continued strong worldwide theatrical performances of The Man In The Iron Mask and Tomorrow Never Dies. There were no comparably performing films in worldwide theatrical release in the 1999 Quarter. Overall, in the 1999 Quarter the Company released one new film domestically, and in the 1998 Quarter released three new feature films domestically and one new film internationally.

  Worldwide home video revenues decreased by $21.6 million, or 24 percent, to $68.9 million in the 1999 Quarter, which included the release in the domestic rental market of At First Sight and Just The Ticket, as compared to the more significant releases of Tomorrow Never Dies and Red Corner in the domestic rental market in the 1998 Quarter. International market releases in the 1999 Quarter included Species 2 and Ronin, as compared to the release of Tomorrow Never Dies in the 1998 Quarter. Additionally, due to the early expiration of the WHV Agreement, effective January 1, 1999, the Company no longer receives revenue from the distribution of film product owned by Turner. In the 1998 Quarter, the Company generated $11.7 million in gross revenues from its distribution of the Turner product. Partially offsetting the aforementioned home video revenues decreases were increased library digital video disc sales, which aggregated $11.8 million in the 1999 Quarter as compared to $7.5 million in the 1998 Quarter.

  Worldwide pay television revenues from feature films increased by $3.6 million, or 17 percent, to $25.2 million in the 1999 Quarter as compared to the 1998 Quarter. In the 1999 Quarter, the Company benefited from the release in the domestic pay television marketplace of Species 2 and Dirty Work, which carried higher license fees than the release of Warriors of Virtue in the 1998 Quarter. Network television revenues from feature films decreased by $1.3 million, or 22 percent, to $4.5 million in the 1999 Quarter, principally due to lower license fees earned from the delivery to network television of Kingpin and Fled in the 1999 Quarter than the license fees for Rob Roy and Fluke, which were delivered in the 1998 Quarter. Worldwide syndicated television revenues from feature films increased by $10.8 million, or 43 percent, to $35.8 million in the 1999 Quarter, principally due to the release in international markets of Tomorrow Never Dies. There were no comparably performing releases in international syndication markets in the 1998 Quarter.

  Other feature film revenues decreased $1.8 million in the 1999 Quarter due to lower miscellaneous income collected than in the 1998 Quarter.

  The Company recognized an operating loss from feature films of $133.8 million in the 1999 Quarter as compared to a loss of $15.0 million in the 1998 Quarter. Operating results in the 1999 Quarter reflected decreased revenues as discussed above, as well as a reserve for write-downs and certain other charges aggregating $140.0 million regarding a re-evaluation of several film projects in various stages of development and production, as compared to lower write-downs of $30.8 million in the 1998 Quarter. The 1998 Quarter also benefited from profits realized from the successful worldwide performances of Tomorrow Never Dies and The Man In The Iron Mask. There were no comparably performing films in the 1999 Quarter.

  Television Programming. Television programming revenues decreased by $6.2 million, or 13 percent, to $40.9 million in the 1999 Quarter as compared to the 1998 Quarter. Network television revenues decreased by $7.9 million, or 75 percent, to $2.6 million, principally due to the delivery of only one television movie in the 1999 Quarter, as compared to a higher license fee earned on the delivery of the television mini-series Creature in the 1998 Quarter. Worldwide pay television revenues increased by $1.4 million, or 18 percent, to $9.3 million in the 1999 Quarter, due to higher international license fees earned from the release of certain television movies than in the 1998 Quarter. The Company may generate lower pay television revenues in future periods due to a reduction in the number of production commitments for television series.

  Domestic syndicated television programming revenues increased by $6.4 million, or 67 percent, to $15.9 million in the 1999 Quarter, primarily due to the syndication of Stargate SG-1 and Flipper, as well as additional years of the The Outer Limits and Poltergeist. International syndicated television programming revenues, however, decreased by $5.2 million, or 34 percent, to $10.0 million in the 1999 Quarter, due to a lack of new television movies or mini-series licensed in international syndication markets, as compared to the licensing of the international rights to Creature in the 1998 Quarter. Worldwide home video revenues with respect to television programming decreased by $0.2 million, or 7 percent, to $2.9 million in the 1999 Quarter, which included the release in international markets of Stargate SG-1, Secret of Nimh 2 and one television movie. By comparison, international home video revenues for television programming in the 1998 Quarter included Stargate SG-1 and Babes In Toyland, as well as several television movies.

  Operating income from television programming decreased by $2.1 million, or 46 percent, to $2.5 million in the 1999 Quarter as compared to the 1998 Quarter. The decrease in operating results reflected the net reduction in television programming revenues discussed above.

  Other. Other revenues include distribution of consumer products, interactive media and branded programming services, all of which constitute emerging businesses for MGM Studios with relatively limited current operations, as well as music soundtrack and royalty income and audit recoveries by the Company from third parties. Operating income from other businesses increased by $4.4 million, or 68 percent, to $10.9 million in the 1999 Quarter as compared to the 1998 Quarter. Operating results in the 1999 Quarter include consumer products revenue of $2.5 million and music soundtrack and royalty revenue of $3.9 million, as compared to consumer products revenue of $3.3 million and music soundtrack and royalty revenue of $2.1 million in the 1998 Quarter. Interactive media revenues were $4.6 million in the 1999 Quarter, which included license fees collected for the rights to develop the next James Bond interactive game as well as other games, as compared to only $0.4 million in the 1998 Quarter which had no such licenses. Additionally, operating results in the 1999 Quarter include the receipt of $8.0 million in third party audit recoveries. There were no significant audit recoveries in the 1998 Quarter. However, other revenues in the 1998 Quarter did include a $10.0 million payment received in association with the Company's sale of a portion of its investment in a Japanese pay television channel.

  Expenses for other businesses in the 1999 Quarter include interactive product and development costs of $3.6 million as compared to similar costs of $3.9 million in the 1998 Quarter. Consumer products cost of sales were $0.6 million in the 1999 Quarter as compared to $2.2 million in the 1998 Quarter, when the Company incurred certain start-up expenses associated with a newly launched catalogue business. In addition, operating expenses for other businesses in the 1999 Quarter included aggregate losses of $1.7 million on the Company's equity investments, including its interest in the Company's newly launched cable programming joint venture, MGM Networks Latin America, as compared to $1.9 million for such start-up losses in the 1998 Quarter.

  General and Administration Expenses. General and administration expenses increased by $1.0 million, or 4 percent, to $27.1 million in the 1999 Quarter as compared to the 1998 Quarter, primarily due to increased senior management and employee incentive compensation of $10.3 million in 1999, partially offset by certain litigation recoveries and additional cost savings associated with a corporate restructuring program initiated in the third quarter of 1998. See also "Severance and Related Costs" below.

  Severance and Related Costs. As discussed in Note 2 to the Condensed Consolidated Financial Statements, in the 1999 Quarter the Company incurred executive severance and other related charges of $76.2 million attributable to the changes in senior management and the estimated costs of withdrawing from the Company's arrangements with UIP. There were no comparable charges in the 1998 Quarter.

  Interest Expense, Net of Amounts Capitalized. Net interest expense increased by $2.0 million, or 10 percent, to $22.2 million in the 1999 Quarter as compared to the 1998 Quarter. Interest expense increased due to additional borrowings for operating and production activities, as well as the financing of the PFE Library Acquisition in January 1999 and the WHV Agreement termination settlement in March 1999, partially offset by debt repayment associated with proceeds received from the Company's rights offering completed in November 1998.

  Income Tax Provision. The income tax provision of $1.8 million in the 1999 Quarter and $2.3 million in the 1998 Quarter primarily reflect foreign remittance taxes attributable to international distribution revenues.

Six Months Ended June 30, 1999 and 1998

  Feature Films. Feature film revenues decreased by $123.3 million, or 26 percent, to $348.0 million in the six months ended June 30, 1999 (the "1999 Period") compared to the six months ended June 30, 1998 (the "1998 Period"). Explanations for the changes in revenues are discussed in the following paragraphs.

  Worldwide theatrical revenues decreased by $134.3 million, or 73 percent, to $49.9 million in the 1999 Period as compared to the 1998 Period. In the 1999 Period, the Company released in the domestic marketplace At First Sight, Just The Ticket, The Rage: Carrie 2, The Mod Squad and Tea With Mussolini, as compared to The Man In The Iron Mask, Species 2 and Dirty Work, among others, in the 1998 Period. Additionally, the 1998 Period benefited from the strong worldwide theatrical performances of The Man In The Iron Mask and Tomorrow Never Dies. There were no comparably performing films in worldwide theatrical release in the 1999 Period. Overall, in the 1999 Period the Company released five new feature films domestically and one new film internationally, and in the 1998 Period released eight new films domestically and three new films internationally.

  Worldwide home video revenues decreased by $9.7 million, or six percent, to $167.4 million in the 1999 Period, which included the release in the domestic rental market of Ronin, At First Sight, Disturbing Behavior and Just The Ticket, as compared to the more significant releases of Tomorrow Never Dies and Red Corner, as well as Hoodlum and Ulee's Gold, in the domestic rental market in the 1998 Period. Additionally, due to the early expiration of the WHV Agreement, effective January 1, 1999 the Company no longer receives revenues from the distribution of film product owned by Turner. In the 1998 Period, the Company generated $26.3 million in gross revenues from its distribution of the Turner product. Partially offsetting the decrease in domestic home video revenue discussed above, were increased international home video revenues from the release in the 1999 Period of The Man In The Iron Mask, Species 2 and Ronin, as compared to the less significant releases of Fled and Hoodlum in the 1998 Period. Additionally, library digital video disc sales increased to $25.6 million in the 1999 Period from $11.2 million in the 1998 Period.

  Worldwide pay television revenues from feature films increased by $6.6 million, or 15 percent, to $51.0 million in the 1999 Period as compared to the 1998 Period. In the 1999 Period, the Company benefited from the release in the domestic pay television marketplace of The Man In The Iron Mask, Species 2 and Dirty Work, as compared to lower license fees received for Warriors of Virtue and Eight Heads In A Duffel Bag in the 1998 Period. Network television revenues from feature films decreased by $2.0 million, or 22 percent, to $7.3 million in the 1999 Period, principally due to lower license fees earned from the delivery to network television of Mulholland Falls, Kingpin and Fled in 1999 than the license fees for Rob Roy, Species and Fluke, which were delivered in the 1998 Period. Worldwide syndicated television revenues from feature films increased by $19.6 million, or 39 percent, to $70.1 million in the 1999 Period, principally due to the release in international markets of Tomorrow Never Dies, The Birdcage, GoldenEye and Get Shorty. There were no comparably performing releases in international syndication markets in the 1998 Period.

  Other feature film revenues decreased $3.5 million in the 1999 Period due to lower miscellaneous income collected than in the 1998 Period.

  The Company recognized an operating loss from feature films of $177.3 million in the 1999 Period as compared to a profit of $18.1 million in the 1998 Period. Operating results in the 1999 Period reflected the decreased revenues discussed above, as well as feature film write-downs on current period releases of $54.3 million and an additional reserve of $140.0 million for write-downs and certain other charges regarding a re-evaluation of several film projects in various stages of development and production, as compared to lower write-downs of $33.6 million in the 1998 Period. The 1998 Period also benefited from profits realized from the successful worldwide performances of Tomorrow Never Dies and The Man In The Iron Mask. There were no comparably performing films in the 1999 Period.

  Television Programming. Television programming revenues decreased by $12.8 million, or 12 percent, to $93.0 million in the 1999 Period as compared to the 1998 Period. Network television revenues decreased by $15.9 million, or 65 percent, to $8.7 million, principally due to the timing of delivery of episodes of The Magnificent Seven and the release of only one television movie in the 1999 Period, as compared to higher license fees earned on the delivery of the television mini-series Creature and additional episodes of The Magnificent Seven in the 1998 Period. Worldwide pay television revenues decreased by $4.7 million, or 27 percent, to $12.8 million in the 1999 Period due to one fewer series in broadcast on domestic pay television than in the 1998 Period. The Company may generate lower pay television revenues in future periods due to a reduction in the number of production commitments for television series.

  Domestic syndicated television programming revenues increased by $21.0 million, or 112 percent, to $39.7 million in the 1999 Period, primarily due to the syndication of Stargate SG-1 and Flipper, as well as additional years of the The Outer Limits and Poltergeist, and the licensing in the domestic basic cable market of the In The Heat Of The Night series. International syndicated television programming revenues, however, decreased by $4.0 million, or 14 percent, to $23.8 million in the 1999 Period due to a lack of new television movies or mini-series licensed in international syndication markets, as compared to the licensing of the international rights to Creature in the 1998 Period. Worldwide home video revenues with respect to television programming decreased by $1.4 million, or 16 percent, to $7.4 million in the 1999 Period, primarily due to the release of fewer television movies in 1999. The 1998 Period also benefited from a third party payment of $7.0 million for the rights to create new episodes of Hollywood Squares. There were no such receipts in the 1999 Period.

  Operating income from television programming decreased by $1.4 million, or 15 percent, to $8.0 million in the 1999 Period as compared to the 1998 Period. The decrease in operating results reflected the reduction in revenues discussed above, as well as the benefit in the 1998 Period of the rights payment received for Hollywood Squares.

  Other. Other revenues include distribution of consumer products, interactive media and branded programming services, all of which constitute emerging businesses for MGM Studios with relatively limited current operations, as well as music soundtrack and royalty income and audit recoveries by the Company from third parties. The Company recognized an operating profit from other businesses of $13.4 million in the 1999 Period as compared to a loss of $1.6 million in the 1998 Period. Operating results in the 1999 Period include consumer products revenue of $4.6 million and music soundtrack and royalty revenue of $5.1 million, as compared to consumer products revenue of $5.6 million and music soundtrack and royalty revenue of $2.8 million in the 1998 Period. Interactive media revenues were $4.5 million in the 1999 Period, which included license fees collected for the rights to develop the next James Bond interactive game as well as other games, as compared to only $0.4 million in the 1998 Period which had no such licenses. Additionally, operating results in the 1999 Period include the receipt of $14.2 million in third party audit recoveries. There were no significant audit recoveries in the 1998 Period. However, other revenues in the 1998 Period did include a $10.0 million payment received in association with the Company's sale of a portion of its investment in a Japanese pay television channel.

  Expenses for other businesses in the 1999 Period include interactive product and development costs of $5.3 million, as compared to similar costs of $8.2 million in the 1998 Period. Consumer products cost of sales were $1.1 million in the 1999 Period as compared to $3.4 million in the 1998 Period, when the Company incurred certain start-up expenses associated with a newly launched catalogue business. In addition, operating expenses for other businesses in the 1999 Period included aggregate losses of $4.9 million on the Company's equity investments, including its interest in the Company's newly launched cable programming joint venture, MGM Networks Latin America, as compared to $5.6 million for such start-up losses in the 1998 Period.

  General and Administration Expenses. General and administration expenses decreased by $1.5 million, or 3 percent, to $49.1 million in the 1999 Period as compared to the 1998 Period, primarily due to certain cost savings in 1999 associated with a corporate restructuring program initiated in the third quarter of 1998 and certain litigation recoveries collected in the period, partially offset by increased senior management and employee incentive compensation of $10.3 million. See also "Severance and Related Costs" below.

  Severance and Related Costs. As discussed in Note 2 to the Condensed Consolidated Financial Statements, in the 1999 Period the Company incurred executive severance and other related charges of $76.2 million attributable to changes in senior management and the estimated costs of withdrawing from the Company's arrangements with UIP. There were no comparable charges in the 1998 Period.

  Contract Termination Fee. On March 12, 1999, the Company agreed to accelerate the expiration of the right of WHV to distribute the Company's product in the home video marketplace under the WHV Agreement. In consideration for the early expiration of the WHV Agreement, the Company agreed to pay WHV $225 million, of which $112.5 million was paid on March 12, 1999 and the remaining $112.5 million of which, plus interest, is payable in September 1999. The parties restructured the terms of the WHV Agreement, which will function as the Transitional Video Agreement, under which WHV will distribute certain of the Company's product in the home video marketplace while the Company establishes its own domestic home video distribution network. The Transitional Video Agreement expires on January 31, 2000. Additionally, the Company reconveyed as of January 1, 1999 to Turner the right that the Company had to distribute in the home video markets worldwide until June 2001, 2,950 titles that had been serviced under the WHV Agreement. Operating results in the 1999 Period include a pre-tax contract termination charge of $225 million for costs in connection with the early expiration of WHV's rights under the WHV Agreement.

  Interest Expense, Net of Amounts Capitalized. Net interest expense increased by $2.8 million, or 7 percent, to $41.2 million in the 1999 Period as compared to the 1998 Period. Interest expense increased due to additional borrowings for operating and production activities, as well as the financing of the PFE Library Acquisition in January 1999 and the WHV Agreement termination settlement (see above) in March 1999, partially offset by debt repayment associated with proceeds received from the Company's rights offering completed in November 1998.

  Income Tax Provision. The income tax provision of $4.1 million in the 1999 Period and $5.3 million in the 1998 Period primarily reflect foreign remittance taxes attributable to international distribution revenues.

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

                                       Quarter Ended       Six Months Ended
                                          June 30,             June 30,
                                     -------------------  -------------------
                                       1999       1998      1999       1998
                                     ---------  --------  ---------  --------
                                                 In thousands
                                                  (unaudited)
Revenues:
  Feature films..................... $ 152,041  $217,160  $ 348,008  $471,297
  Television programs...............    40,873    47,093     93,018   105,839
  Other.............................    19,360    16,948     29,891    20,525
                                     ---------  --------  ---------  --------
    Total revenues.................. $ 212,274  $281,201  $ 470,917  $597,661
                                     =========  ========  =========  ========
EBITDA:
  Feature films..................... $(133,762) $(14,953) $(177,273) $ 18,103
  Television programs...............     2,484     4,572      8,053     9,417
  Other.............................    10,850     6,472     13,368    (1,639)
  General and administration
   expenses.........................   (24,960)  (24,081)   (44,823)  (46,729)
  Severance and related costs.......   (76,158)      --     (76,158)      --
  Contract termination fee..........       --        --    (225,000)      --
                                     ---------  --------  ---------  --------
    EBITDA..........................  (221,546)  (27,990)  (501,833)  (20,848)
Depreciation and non-film
 amortization.......................    (5,917)   (5,631)   (11,792)  (10,844)
                                     ---------  --------  ---------  --------
Operating loss......................  (227,463)  (33,621)  (513,625)  (31,692)
Interest expense, net of amounts
 capitalized........................   (22,219)  (20,174)   (41,238)  (38,428)
Interest and other income...........     1,684     1,070      2,518     1,745
                                     ---------  --------  ---------  --------
Loss before provision for income
 taxes..............................  (247,998)  (52,725)  (552,345)  (68,375)
Income tax provision................    (1,809)   (2,269)    (4,082)   (5,262)
                                     ---------  --------  ---------  --------
    Net loss........................ $(249,807) $(54,994) $(556,427) $(73,637)
                                     =========  ========  =========  ========

Liquidity and Capital Resources

  General. The Company's operations are capital intensive. In recent years the Company has funded its operations primarily from proceeds from (i) the sale of equity securities, (ii) bank borrowings and (iii) internally generated funds. Sales of equity securities include proceeds from the Company's initial public offering and Tracinda's concurrent purchase of the Company's common stock, which were completed in November 1997, and the 1998 rights offering, which was completed in November 1998. During the 1999 Period, the net cash provided by operating activities was $92.2 million (which was reduced by the initial payment of $112.5 million to WHV and film performance; see--"Capital Requirements"), the net cash used in investing activities (primarily the purchase of the PFE Libraries and additions to film and television costs) was $610.4 million, and the net cash provided by financing activities (primarily bank borrowings) was $473.3 million.

  Recent Developments. On March 12, 1999, the Company entered into an agreement with WHV that, on January 31, 2000, will return to the Company full control over the home video exploitation of the Company's films. For the return of these rights, the Company agreed to pay WHV $225 million in two equal payments. The first payment of $112.5 million was made on March 12, 1999. The second payment of $112.5 million, plus accrued interest, is due on September 1, 1999.

  On April 26, 1999, Frank G. Mancuso resigned from his position as Chairman of the Board of Directors and Chief Executive Officer of the Company and A. Robert Pisano resigned from his position as Vice Chairman of the Board of Directors and as a director of the Company. Mr. Mancuso serves as a director of the Company.

  Also on April 26, 1999, Alex Yemenidjian was elected Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. Yemenidjian has been a director of the Company since 1997 and has served as Chairman of the Executive Committee of the Board of Directors since 1998. Mr. Yemenidjian has served as a director and senior executive at MGM Grand, Inc. since 1990, most recently as President and Chief Operating Officer. After his appointment as Chairman and Chief Executive Officer of the Company, Mr. Yemenidjian resigned his position as Chief Operating Officer of MGM Grand, Inc. He is the President and serves on the Board of Directors of MGM Grand, Inc.

  On April 28, 1999, Christopher McGurk was named Vice Chairman of the Board of Directors and Chief Operating Officer of the Company. Mr. McGurk had been with Universal Pictures ("Universal"), a division of Universal City Studios, Inc. since 1996, where he had most recently served as President and Chief Operating Officer. Prior to joining Universal, Mr. McGurk worked for eight years beginning in 1988 at The Walt Disney Company, most recently as President, Motion Pictures Group, Walt Disney Studios.

  On April 28, 1999, the Company entered into an agreement with Universal that increased the Company's commitment under an existing co-production arrangement with Universal by $100 million in production expenses. The motion pictures to be co-produced under the arrangement will be selected over the next three years, but the Company may incur the related production expenditures over a longer period of time.

  On June 7, 1999, the Company announced that the United Artists theatrical production unit of the Company would be repositioned as a specialty film unit involved in production, sales and acquisitions. As part of this repositioning, United Artists will continue to support independent filmmakers, handle international sales and complement the Company's existing international distribution operations.

  On June 21, 1999, the Company entered into agreements with Fox Filmed Entertainment ("Fox") for Fox to provide distribution services for the Company's films in the international theatrical and international home video markets. The international theatrical agreement will take effect when the Company's withdrawal from its present international distributor, UIP is complete, no later than November 1, 2000. The international home video agreement will take effect on February 1, 2000 following the expiration of the Company's existing agreement with WHV. Although Fox will be servicing certain distribution activities on the Company's behalf, the Company reserved broad powers to direct and control the handling of its films.

  On June 22, 1999, the Company announced a company-wide restructuring consistent with its strategic plan for a more streamlined operation, new initiatives regarding film and television development and production and the expansion of domestic home entertainment, cable, satellite and internet operations. As disclosed in Note 2 to the Condensed Consolidated Financial Statements, the Company incurred restructuring and other charges in the quarter ended June 30, 1999 of $225.2 million, of which $140.0 million is film-related.

  On June 24, 1999, the Company announced that Jules Haimovitz joined the Company as President of MGM Networks Inc. to focus on establishing cable, satellite and other channels to distribute the Company's film library. Mr. Haimovitz' entertainment industry career spans 20 years with such companies as Viacom, Spelling Entertainment, King World Productions and ITC Entertainment Group.

  On July 6, 1999, the Company announced that it had entered into an agreement with Miramax Films ("Miramax") pursuant to which the Company and Miramax will jointly produce and distribute up to eight motion pictures, relying on the Company's film library as a prominent source of material. Initial titles to be produced include Cold Mountain, based on the best-selling novel, contributed by the Company, and the remake of the comedy classic Harvey, contributed by Miramax.

  Amended Credit Facility. The Company anticipates substantial continued borrowing under its principal credit facility (the "Amended Credit Facility"). This $1.3 billion syndicated facility consists of (i) a six year $600 million revolving credit facility (the "Revolving Facility"), (ii) a $400 million seven and one-half year term loan ("Tranche A Loan") and (iii) a $300 million eight and one-half year term loan ("Tranche B Loan" and, collectively with the Tranche A Loan, the "Term Loans"). As of August 9, 1999, $124 million was available under the Amended Credit Facility. The Amended Credit Facility also contains provisions allowing, under certain circumstances, for an additional $200 million tranche ("Tranche C Loan").

  Currently, the Revolving Facility and Tranche A Loan bear interest at 2.50 percent over the Adjusted LIBOR rate, as defined therein, and the Tranche B Loan bears interest at 2.75 percent over the Adjusted LIBOR rate. As of June 30, 1999, Adjusted LIBOR was approximately 5 percent. The Company has entered into three year fixed interest rate swap contracts in relation to a portion of the Amended Credit Facility for a notional value of $800 million at an average rate of approximately 7.50 percent, which expire at various times no later than December 2001. Scheduled amortization of the Term Loans under the Amended Credit Facility commences with $33 million in 2001, $73 million in 2002, $103 million in 2003, $103 million in 2004, and $103 million in 2005, with the remaining balance due at maturity. The Revolving Facility was entered into in October 1997 and matures in October 2003, subject to extension under certain conditions.

  The Amended Credit Facility contains various covenants, including limitations on indebtedness, dividends and capital expenditures, and maintenance of certain financial ratios. In connection with the $225 million charge resulting from the early termination of the WHV Agreement, the Company and its lenders amended the Amended Credit Facility, effective April 30, 1999. As of June 30, 1999, the Company was in compliance with all such covenants. There can be no assurances that the Company will remain in compliance with such covenants or other conditions under the Amended Credit Facility in the future.

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

  In January 1999, the Company acquired the PFE Libraries, containing over 1,300 feature films that were previously owned by PolyGram, for $235 million, plus acquisition related costs of approximately $1.2 million. The purchase was funded by borrowings under the Revolving Facility and utilization of cash on hand.

  In March 1999, in consideration for the early expiration of the WHV Agreement, the Company agreed to pay WHV $225 million, of which $112.5 million was paid in March 1999 and the remaining $112.5 million installment is payable in September 1999. Additionally, the Company reconveyed to Turner the right that the Company had to distribute in the home video markets worldwide until June 1, 2001, approximately 2,950 titles in the Turner library that had been serviced under the WHV Agreement. This reconveyance to Turner was made effective as of January 1, 1999. The Company recorded a pre-tax contract termination charge in the 1999 Period of $225 million for costs in connection with terminating the WHV Agreement. The Company anticipates that the reconveyance of the Turner rights will result in decreased cash flow to the Company of approximately $10 million per year through June 2001.

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

  The Company is obligated to fund 50 percent of the expenses of MGM Networks Latin America up to a maximum of approximately $24.0 million. The Company has funded approximately $15.5 million under such obligation as of June 30, 1999.

  The Company expects to incur approximately $11 million of additional costs in 1999 in connection with the integration of the PFE Libraries and the Company's transition to home video self-distribution in the U.S. and Canadian markets. The Company's obligations for other capital requirements, including the purchase of certain computer systems and equipment and other improvements, are currently not expected to exceed $15 million per year.

  In addition, the slate of films released by the Company in 1999 to date has performed below expectations.

  As a result of these various factors (including, in particular, the short-term costs associated with the termination of the WHV Agreement), the Company determined that cash flow from operations and the amounts available under the existing tranches of the Amended Credit Facility may not be adequate to meet the Company's obligations and commitments and to enable the Company to continue to conduct its operations in accordance with its current business plan through the end of 1999. Therefore, on July 13, 1999 the Company filed a Form S-3 registration statement with the Securities and Exchange Commission, indicating that the Company intends to seek approximately $750 million in additional equity financing, which may be in the form of a rights offering, a secondary offering of common stock, or a combination thereof. See Note 10 to the Condensed Consolidated Financial Statements.

  In addition, on May 14, 1999 the Company entered into an agreement with one of its principal lenders that provides the Company with a $250 million bridge loan facility (the "Bridge Loan Facility"). If the Letter of Credit is drawn upon, the Company will be deemed to have accessed a loan under the Bridge Loan Facility with a principal amount equal to the amount drawn. Additionally, the Company may borrow remaining availabilities under the Bridge Loan Facility to fund operations. Loans under the Bridge Loan Facility initially would bear interest at 1.75 percent over the Adjusted LIBOR rate. Interest would be payable quarterly in arrears and the principal of such loans would be due on the earlier of maturity or any debt or equity issuance of the Company. The Company expects to use substantially all of the net proceeds of the proposed equity offering to repay any amounts that may be outstanding under the Bridge Loan Facility and to reduce the amounts outstanding under the Revolving Facility.

  The Company believes that cash flow from operations, together with amounts available under the Revolving Facility and the Bridge Loan Facility, and the proceeds of the proposed equity financing will be adequate for the Company to conduct its operations in accordance with its business plans through the end of 2003. This belief is based in part on the assumption that the Company's future releases will perform as planned. In addition to the foregoing sources of liquidity, the Company is currently considering various film financing alternatives.

  While management of the Company believes that it will be able to obtain the requisite funds, no assurance can be given that the Company will complete the proposed equity financing or otherwise be able to obtain the requisite funds, or that it will be able to do so on a timely basis and on terms acceptable to the Company.

  If necessary in order to manage its cash needs, the Company may also seek to delay or alter production or release schedules or reduce its aggregate investment in new film and television production costs. There can be no assurance that any such steps by the Company would be adequate or timely, or that acceptable arrangements could be reached with third parties if necessary. In addition, although these steps would improve the Company's short-term cash flow and, in the case of partnering, reduce the Company's exposure should a motion picture perform below expectations, such steps could adversely affect long term cash flow and results of operations in subsequent periods.

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

  State of Readiness. To date, the Company has completed the Year 2000 conversion with respect to all of its computer systems and applications (together with those systems containing embedded microprocessors or other technology, "Systems"). The Company has completed remediation and testing of its Systems with the exception of certain systems, which are scheduled to be fully replaced by September 30, 1999. While the Company has completed all required system remediation and testing for the Year 2000, it will continue its testing efforts and make appropriate remediations as necessary through January 1, 2000.

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

  In addition, the Company has had communications with certain of its significant suppliers, distributors, financial institutions, lessors and others with which it does business to evaluate their Year 2000 compliance plans and state of readiness and to determine the extent to which the Company's Systems may be affected by the failure of others to remediate their own Year 2000 issues. The Company has also distributed a Year 2000 assessment form to all critical vendors and certain other parties, in order to provide the Company with further information as to their Year 2000 conversion progress. To date, the Company has received feedback from certain but not all such parties, and has not independently confirmed any information received with respect to the Year 2000 issues. As such, there can be no assurance that such other parties will complete their Year 2000 conversion in a timely fashion or will not suffer a Year 2000 business disruption that may adversely affect the Company's financial condition and results of operations.

  Costs to Address the Year 2000 Issue. To date, the Company estimates that it has spent approximately $1.0 million to address the Year 2000 issue, with the majority of the work being performed by the Company's employees. The aggregate cost to complete the Year 2000 conversion is estimated to be approximately $1.1 million. The Company intends to fund such costs from its operations and funds borrowed under the Amended Credit Facility. The Company believes such costs will not have a material adverse effect on its liquidity or financial condition. However, as the Company progresses with its Year 2000 conversion and implements any necessary changes to its Systems, certain additional costs may be identified. There can be no assurance that such additional costs will not have a material adverse effect on the Company's financial condition and results of operations.

  Risks of Year 2000 Issues. To date, the Company has not identified any System which presents a material risk of not being Year 2000 ready in a timely fashion or for which a suitable alternative cannot be implemented. However, as the Company progresses with its Year 2000 testing, the Company may identify Systems which do present a material risk of Year 2000 disruption. Such disruption may include, among other things, the inability to process transactions or information, record and access data relating to the availability of titles in the Company's library for licensing and distribution, send invoices or engage in similar normal business activities. The failure of the Company to identify Systems which require Year 2000 conversion that are critical to the Company's operations or the failure of the Company or others with which the Company does business to become Year 2000 ready in a timely manner could have a material adverse effect on the Company's financial condition and results of operations.

  Contingency Plans. While the Company's Year 2000 conversion is expected to be completed prior to any potential disruption to the Company's business, the Company acknowledges the uncertainties involved in preparing its systems for the Year 2000. As such, the Company has developed a comprehensive Year 2000 specific contingency plan that, when used in combination with the Company's general disaster recovery plan, should provide for continued business operations to the greatest extent possible in the unlikely event of the Year 2000 failure of any of its Systems. As part of its Year 2000 contingency effort, information received from external sources is examined for date integrity before being brought into the Company's internal systems. If the Company determines that its business or a segment thereof is at material risk of disruption due to the Year 2000 issue, the Company will prepare to implement all or part of its contingency plan.

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

  The following table provides information about the Company's interest rate swaps at June 30, 1999:

                                       Amounts scheduled for
                                       maturity for the year
                                        ending December 31,          Estimated
                                     ----------------------------  fair value at
                                       1999      2000      2001    June 30, 1999
                                     --------  --------  --------  -------------
Interest Rate Swaps
Variable to fixed:
  Notional value (in thousands)..... $150,000  $225,000  $575,000     $7,312
  Average pay rate..................    6.164%    6.127%    5.237%
  Average receive rate..............    5.000%    5.254%    5.027%

  Because approximately 25 percent of the Company's revenues are denominated, and the Company incurs certain operating and production costs, in foreign currencies, the Company is subject to market risks resulting from fluctuations in foreign currency exchange rates. In certain instances, the Company enters into foreign currency exchange contracts in order to reduce exposure to changes in foreign currency exchange rates that affect the value of its firm commitments and certain anticipated foreign currency cash flows. The Company had no significant foreign currency exchange contracts outstanding at June 30, 1999.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

  On June 1, 1999, President Clinton asked the Department of Justice and the Federal Trade Commission to study the extent to which the video game, music and movie industries market violence to children and whether those industries are abiding by their own voluntary systems of regulations (the "Study"). While the Company has not been asked to provide any information to date, the Company believes that it may receive a demand to provide information in connection with the Study in the future. The Company suspects that similar demands may be issued to other major studios. The Company believes that it is too early to determine the federal government's intentions and whether the Company is a target of the Study.

  Reference is made to the Company's 1998 Form 10-K and Form 10-Q for the quarter ended March 31, 1999 for a description of pending legal proceedings involving the Company.

Item 5. Other Information

  Reference is made to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Recent Developments."

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

   Exhibit
   Number
   -------
     3.1   Certificate of Amendment to the Amended and Restated Certificate of
            Incorporation of the Company(1)

    10.1   Amendment No. III to Amended and Restated Credit Agreement;
            Amendment No. II to Amended and Restated Holdings Agreement dated as of April 30, 1999, among the Company, MGM Studios, Orion, certain lenders, Morgan Guaranty Trust Company of New York, as agent and Bank of America National Trust and Savings Association, as syndication agent.

    27.    Financial Data Schedule

--------
(1) Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-8 (File No. 333-83823), as filed with the Commission on July 27, 1999.

  (b) Reports on Form 8-K

  None

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          METRO-GOLDWYN-MAYER INC.

August 13, 1999
                                                  /s/ Alex Yemenidjian
                                          By: _________________________________
                                                     Alex Yemenidjian
                                            Chairman of the Board of Directors
                                                and Chief Executive Officer

                                                  /s/ Daniel J. Taylor
                                          By: _________________________________
                                                     Daniel J. Taylor
                                              Senior Executive Vice President
                                                and Chief Financial Officer