Form 10-Q
period 1999-09-30
METRO-GOLDWYN-MAYER INC
filed 1999-10-28
CIK 1026816

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                               ----------------

               For the Quarterly Period Ended September 30, 1999

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

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

  The number of shares of the Registrant's common stock outstanding as of October 20, 1999 was 151,593,460.

                   METRO-GOLDWYN-MAYER INC. AND SUBSIDIARIES

                                   FORM 10-Q

                               September 30, 1999

                                     INDEX

                                                                            Page
                                                                            No.
                                                                            ----
 Part I.  Financial Information

 Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets as of September 30, 1999
           (unaudited) and December 31, 1998..............................    1

          Condensed Consolidated Statements of Operations and
           Comprehensive Income (Loss) for the Quarters and Nine Months
           ended September 30, 1999 and 1998 (unaudited)..................    2

          Condensed Consolidated Statements of Stockholders' Equity for
           the Nine Months ended September 30, 1999 (unaudited)...........    3

          Condensed Consolidated Statements of Cash Flows for the Nine
           Months ended September 30, 1999 and 1998 (unaudited)...........    4

          Notes to Condensed Consolidated Financial Statements............    5

 Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................   11

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk......   22

 Part II. Other Information

 Item 1.  Legal Proceedings...............................................   23

 Item 4.  Submission of Matters to a Vote of Security Holders.............   23

 Item 5.  Other Information...............................................   25

 Item 6.  Exhibits and Reports on Form 8-K................................   25

 Signatures................................................................  26

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            METRO-GOLDWYN-MAYER INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                     September 30, December 31,
                                                         1999          1998
                                                     ------------- ------------
                                                      (unaudited)
                       ASSETS
                       ------

Cash and cash equivalents...........................  $   10,455    $   54,839
Accounts and contracts receivable (net of allowance
 for doubtful accounts of $22,255 and $23,220,
 respectively)......................................     446,033       365,067
Film and television costs, net......................   2,190,391     2,076,663
Investments and advances to affiliates..............      11,604        17,674
Property and equipment, net.........................      39,566        38,636
Excess of cost over net assets of acquired
 businesses, net....................................     549,857       561,026
Other assets........................................      44,571        45,073
                                                      ----------    ----------
                                                      $3,292,477    $3,158,978
                                                      ==========    ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Liabilities:
  Bank and other debt...............................  $1,316,951    $  715,574
  Accounts payable and accrued liabilities..........     189,294       100,377
  Accrued participants' share.......................     233,872       232,515
  Income taxes payable..............................      31,563        34,869
  Advances and deferred revenues....................     114,587       130,664
  Other liabilities.................................      23,233        25,322
                                                      ----------    ----------
    Total liabilities...............................   1,909,500     1,239,321
                                                      ----------    ----------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value, 500,000,000 shares
   authorized, 151,452,286 and 150,856,424 shares
   issued...........................................       1,515         1,509
  Additional paid-in capital........................   2,213,714     2,203,490
  Deficit...........................................    (831,680)     (285,596)
  Accumulated other comprehensive income............         364           254
  Less: treasury stock, at cost, 63,991 shares......        (936)          --
                                                      ----------    ----------
    Stockholders' equity............................   1,382,977     1,919,657
                                                      ----------    ----------
                                                      $3,292,477    $3,158,978
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

                            METRO-GOLDWYN-MAYER INC.

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                          COMPREHENSIVE INCOME (LOSS)
                       (in thousands, except share data)
                                  (unaudited)

                                  Quarter Ended          Nine Months Ended
                                  September 30,            September 30,
                              -----------------------  -----------------------
                                 1999         1998        1999         1998
                              -----------  ----------  -----------  ----------
Revenues....................  $   299,310  $  259,622  $   770,227  $  857,283
Expenses:
 Film and television
  production and
  distribution..............      242,449     241,096      869,219     812,876
 General and administrative
  expenses..................       18,800      19,063       67,928      69,714
 Severance and related
  costs.....................          --       13,182       76,158      13,182
 Contract termination fee...          --          --       225,000         --
 Goodwill amortization......        3,683       3,683       11,170      10,605
                              -----------  ----------  -----------  ----------
  Total expenses............      264,932     277,024    1,249,475     906,377
                              -----------  ----------  -----------  ----------
Operating income (loss).....       34,378     (17,402)    (479,248)    (49,094)
Other income (expense):
 Interest expense, net of
  amounts capitalized.......      (22,807)    (22,022)     (64,045)    (60,450)
 Interest and other income,
  net.......................          827         249        3,345       1,994
                              -----------  ----------  -----------  ----------
  Total other expense.......      (21,980)    (21,773)     (60,700)    (58,456)
                              -----------  ----------  -----------  ----------
Income (loss) from
 operations before provision
 for income taxes...........       12,398     (39,175)    (539,948)   (107,550)
Income tax provision........       (2,054)     (1,096)      (6,136)     (6,358)
                              -----------  ----------  -----------  ----------
Net income (loss)...........       10,344     (40,271)    (546,084)   (113,908)
Foreign currency translation
 adjustment.................          106        (846)         110        (930)
                              -----------  ----------  -----------  ----------
Comprehensive income
 (loss).....................  $    10,450  $  (41,117) $  (545,974) $ (114,838)
                              ===========  ==========  ===========  ==========
Basic and diluted loss per
 share......................  $      0.07  $    (0.61) $     (3.61) $    (1.73)
                              ===========  ==========  ===========  ==========
Weighted average number of
 common shares outstanding..
 Basic......................  151,314,519  65,807,819  151,070,095  65,790,173
                              ===========  ==========  ===========  ==========
 Diluted....................  154,730,092  65,807,819  151,070,095  65,790,173
                              ===========  ==========  ===========  ==========


     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                            METRO-GOLDWYN-MAYER INC.

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (in thousands, except share data)
                                  (unaudited)

                             Common Stock
                          ------------------   Add'l               Accum. Other   Less:        Total
                            No. of     Par    Paid-in              Comprehensive Treasury  Stockholders'
                            Shares    Value   Capital    Deficit      Income      Stock       Equity
                          ----------- ------ ---------- ---------  ------------- --------  -------------
Balance December 31,
 1998...................  150,856,424 $1,509 $2,203,490 $(285,596)     $254      $   --     $1,919,657
Acquisition of treasury
 stock, at cost.........          --     --         --        --        --        (2,040)       (2,040)
Issuance of common
 stock..................      595,862      6      8,859       --        --         1,104         9,969
Amortization of deferred
 stock compensation.....          --     --       1,365       --        --           --          1,365
Foreign currency
 translation
 adjustment.............          --     --         --        --        110          --            110
Net loss................          --     --         --   (546,084)      --           --       (546,084)
                          ----------- ------ ---------- ---------      ----      -------    ----------
Balance September 30,
 1999...................  151,452,286 $1,515 $2,213,714 $(831,680)     $364      $  (936)   $1,382,977
                          =========== ====== ========== =========      ====      =======    ==========


     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                            METRO-GOLDWYN-MAYER INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                  (unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                         --------------------
                                                           1999       1998
                                                         ---------  ---------
Net cash provided by operating activities............... $  81,453  $ 317,922
                                                         ---------  ---------
Investing activities:
 Acquisition of PFE Libraries...........................  (236,201)       --
 Additions to film costs, net...........................  (477,502)  (665,033)
 Additions to property and equipment....................    (7,274)    (9,542)
 Other investing activities.............................    (4,595)   (15,183)
                                                         ---------  ---------
 Net cash used in investing activities..................  (725,572)  (689,758)
                                                         ---------  ---------
Financing activities:
 Additions to borrowed funds............................   864,172    424,580
 Repayments of borrowed funds...........................  (263,833)   (49,076)
                                                         ---------  ---------
 Net cash provided by financing activities..............   600,339    375,504
                                                         ---------  ---------
Net change in cash and cash equivalents from operating,
 investing and financing activities.....................   (43,780)     3,668
Net decrease in cash due to foreign currency
 fluctuations...........................................      (604)      (599)
                                                         ---------  ---------
Net change in cash and cash equivalents.................   (44,384)     3,069
Cash and cash equivalents at beginning of the period....    54,839      3,978
                                                         ---------  ---------
Cash and cash equivalents at end of the period.......... $  10,455  $   7,047
                                                         =========  =========


     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                           METRO-GOLDWYN-MAYER INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1999

Note 1--Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements include the accounts of Metro-Goldwyn-Mayer Inc. ("MGM"), Metro-Goldwyn-Mayer Studios Inc. and its majority owned subsidiaries ("MGM Studios") and Orion Pictures Corporation and its majority owned subsidiaries ("Orion") (collectively, the "Company"). MGM is a Delaware corporation formed on July 10, 1996 specifically to acquire MGM Studios, and is majority owned by an investor group comprised of Tracinda Corporation and a corporation that is principally owned by Tracinda (collectively, "Tracinda") and certain former executive officers of the Company. The acquisition of MGM Studios by MGM was completed on October 10, 1996, at which time MGM commenced principal operations. The acquisition of Orion was completed on July 10, 1997. The Company completed the acquisition of certain film libraries and film related rights that were previously owned by PolyGram N.V. and its subsidiaries ("PolyGram") on January 7, 1999.

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

  In the quarter ended September 30, 1999, due to the strong performance of certain of the Company's film releases in the period, the Company recovered $18.8 million of feature film write-downs previously charged in the quarter ended June 30, 1999.

Note 3--WHV Contract Settlement

  On March 12, 1999, the Company agreed to accelerate the expiration of the right of Warner Home Video ("WHV") to distribute the Company's product in the home video marketplace under the agreement executed in 1990 (the "WHV Agreement"). In consideration for the early expiration of the WHV Agreement, the Company paid WHV $225 million, of which $112.5 million was paid on March 12, 1999 and the remaining $112.5 million, plus interest, was paid on September 1, 1999. The parties restructured the terms of the WHV Agreement, which

                           METRO-GOLDWYN-MAYER INC.

will function as an interim distribution agreement (the "Transitional Video Agreement"), under which WHV will distribute certain of the Company's product in the home video marketplace while the Company establishes its own domestic home video distribution network. The Transitional Video Agreement expires on January 31, 2000. Additionally, the Company reconveyed to Turner Entertainment Co., Inc. ("Turner"), an affiliate of WHV, the right that the Company had to distribute in the home video markets worldwide until June 2001, 2,950 Turner titles that had been serviced under the WHV Agreement. The Company recorded a pre-tax contract termination charge in the nine months ended September 30, 1999 for $225 million for costs in connection with the early expiration of WHV's rights under the WHV Agreement.

Note 4--Film and Television Costs

  Film and television costs, net of amortization, are summarized as follows (in thousands):

                                                      September 30, December 31,
                                                          1999          1998
                                                      ------------- ------------
   Theatrical productions:
    Released.........................................  $ 2,728,924   $2,116,007
    Less: accumulated amortization...................   (1,113,127)    (750,008)
                                                       -----------   ----------
    Released, net....................................    1,615,797    1,365,999
    Completed not released, net......................        9,041       98,654
    In process and development, net..................      252,366      283,242
                                                       -----------   ----------
     Subtotal: theatrical productions................    1,877,204    1,747,895
                                                       -----------   ----------
   Television programming............................      675,357      567,138
    Less: accumulated amortization...................     (362,170)    (238,370)
                                                       -----------   ----------
     Subtotal: television programming................      313,187      328,768
                                                       -----------   ----------
                                                       $ 2,190,391   $2,076,663
                                                       ===========   ==========

  On January 7, 1999, the Company acquired certain film libraries and film related rights (the "PFE Libraries") containing over 1,300 feature films that were previously owned by PolyGram for $235 million (the "PFE Library Acquisition"), plus acquisition related costs of approximately $1.2 million. The Company funded the PFE Library Acquisition through an advance on the Revolving Facility (as defined in Note 5) and utilization of cash on hand.

  Interest costs capitalized to theatrical productions were $5,699,000 and $15,637,000 during the quarter and nine months ended September 30, 1999, and $5,004,000 and $12,321,000 during the quarter and nine months ended September 30, 1998, respectively.

Note 5--Bank and Other Debt

  Bank and other debt is summarized as follows (in thousands):

                                                    September 30, December 31,
                                                        1999          1998
                                                    ------------- ------------
   Bridge Loan Facility............................  $  250,000     $    --
   Revolving Facility..............................     354,000          --
   Term Loans......................................     700,000      700,000
   Capitalized lease obligations and other
    borrowings.....................................      12,951       15,574
                                                     ----------     --------
                                                     $1,316,951     $715,574
                                                     ==========     ========

                           METRO-GOLDWYN-MAYER INC.

  On May 14, 1999, the Company entered into an agreement with one of its principal lenders that provided the Company with a $250 million bridge loan facility (the "Bridge Loan Facility"). Advances under the Bridge Loan Facility bear interest at 1.75 percent over the Adjusted LIBOR rate (7.13 percent at September 30, 1999). Interest is payable quarterly and amounts borrowed under the Bridge Loan Facility are due on the earlier of maturity, July 15, 2006, or any debt or equity issuance completed by the Company.

  On October 15, 1997, the Company entered into an amended and restated credit facility with a syndicate of banks aggregating $1.3 billion (the "Amended Credit Facility") consisting of a six year $600 million revolving credit facility (the "Revolving Facility"), a $400 million seven and one-half year term loan ("Tranche A Loan") and a $300 million eight and one-half year term loan ("Tranche B Loan") (collectively, the "Term Loans"). The Amended Credit Facility contains provisions allowing, with the consent of the requisite lenders and subject to syndication thereof, for an additional $200 million tranche, raising the potential amount of Amended Credit Facility to $1.5 billion. The Revolving Facility and the Tranche A Loan bear interest at 2.50 percent over the Adjusted LIBOR rate, as defined (8.00 percent at September 30, 1999). The Tranche B Loan bears interest at 2.75 percent over the Adjusted LIBOR rate, as defined (8.25 percent at September 30, 1999). Scheduled amortization of the Term Loans under the Amended Credit Facility commences with $33 million in 2001, $73 million in 2002, $103 million in 2003, $103 million in 2004 and $103 million in 2005, with the remaining balance due at maturity. The Revolving Facility matures in October 2003, subject to extension under certain conditions.

  The Company has entered into three year fixed interest rate swap contracts in relation to a portion of the Amended Credit Facility for a notional value of $800 million at an average rate of approximately 7.50 percent, which expire in various terms no later than December 2001.

  The Company's borrowings under the Amended Credit Facility are secured by substantially all the assets of the Company. The Amended Credit Facility contains various covenants including limitations on dividends, capital expenditures and indebtedness, and the maintenance of certain financial ratios. In connection with the $225 million charge in the nine months ended September 30, 1999 that resulted from the early termination of the WHV Agreement, the Company and its lenders amended the Amended Credit Facility, effective April 30, 1999. As of September 30, 1999, the Company was in compliance with all such covenants.

Note 6--Stockholders' Equity

  Dilutive securities of 994,615 shares are not included in the calculation of diluted earnings per share in the nine months ended September 30, 1999, and 1,570,784 and 2,335,626 shares are not included in the quarter and nine months ended September 30, 1998, respectively, because they are antidilutive.

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

                           METRO-GOLDWYN-MAYER INC.

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

  Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

                                           Feature   Television
   Quarter Ended September 30:              Films     Programs   Other    Total
   ---------------------------            ---------  ---------- -------  --------
   1999:
     Revenues............................ $ 205,758   $ 86,183  $ 7,369  $299,310
     Segment income...................... $  33,766   $ 20,786  $ 2,309  $ 56,861

   1998:
     Revenues............................ $ 205,764   $ 44,850  $ 9,008  $259,622
     Segment income (loss)............... $   9,809   $  9,805  $(1,088) $ 18,526

   Nine Months Ended September 30:
   -------------------------------
   1999:
     Revenues............................ $ 553,766   $179,201  $37,260  $770,227
     Segment income (loss)............... $(143,507)  $ 28,839  $15,676  $(98,992)
   1998:
     Revenues............................ $ 677,061   $150,689  $29,533  $857,283
     Segment income (loss)................$..29,113   $ 18,021  $(2,727) $ 44,407

  The following is a reconciliation of the change in reportable segment assets:

                                          December 31,  Increase  September 30,
                                              1998     (Decrease)     1999
                                          ------------ ---------  -------------
   Feature films.........................  $2,096,092  $166,896    $2,262,988
   Television programs...................     400,646    31,510       432,156
   Other.................................      19,718    (6,088)       13,630
                                           ----------  --------    ----------
     Total reportable segment assets.....  $2,516,456  $192,318    $2,708,774
                                           ==========  ========    ==========

  The following table presents the details of other operating segment income
(loss):

                                                                Nine Months
                                             Quarter Ended         Ended
                                               Sept. 30,         Sept. 30,
                                            ----------------  ----------------
                                             1999     1998     1999     1998
                                            -------  -------  -------  -------
   Licensing and merchandising............. $ 1,434   $  170  $ 3,476  $  (340)
   Interactive media.......................     668     (511)    (399)  (9,068)
   Music...................................     610      199    4,328    2,105
   Losses on equity investments............  (1,479)  (1,501)  (6,417)  (7,270)
   Other...................................   1,076      555   14,688   11,846
                                            -------  -------  -------  -------
                                            $ 2,309  $(1,088) $15,676  $(2,727)
                                            =======  =======  =======  =======

                           METRO-GOLDWYN-MAYER INC.

  The following is a reconciliation of reportable segment income to income
(loss) before provision for income taxes:

                                        Quarter Ended      Nine Months Ended
                                          Sept. 30,            Sept. 30,
                                      ------------------  --------------------
                                        1999      1998      1999       1998
                                      --------  --------  ---------  ---------
   Segment income (loss)............. $ 56,861  $ 18,526  $ (98,992) $  44,407
   General and administrative
    expenses.........................  (18,800)  (19,063)   (67,928)   (69,714)
   Severance and related costs.......      --    (13,182)   (76,158)   (13,182)
   Contract termination fee..........      --        --    (225,000)       --
   Goodwill amortization.............   (3,683)   (3,683)   (11,170)   (10,605)
                                      --------  --------  ---------  ---------
     Operating income (loss).........   34,378   (17,402)  (479,248)   (49,094)
   Interest expense, net of amounts
    capitalized......................  (22,807)  (22,022)   (64,045)   (60,450)
   Interest and other income, net....      827       249      3,345      1,994
                                      --------  --------  ---------  ---------
      Income (loss) before provision
       for income taxes.............. $ 12,398  $(39,175) $(539,948) $(107,550)
                                      ========  ========  =========  =========

  The following is a reconciliation of reportable segment assets to consolidated total assets:

                                                      September 30, December 31,
                                                          1999          1998
                                                      ------------- ------------
   Total assets for reportable segments..............  $2,708,774    $2,516,456
   Goodwill not allocated to segments................     549,857       561,026
   Other unallocated amounts.........................      33,846        81,496
                                                       ----------    ----------
   Consolidated total assets.........................  $3,292,477    $3,158,978
                                                       ==========    ==========

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

  In the opinion of Company management, any liability under pending litigation is not expected to be material in relation to the Company's financial condition or results of operations.


Note 9--Supplementary Cash Flow Information

  The Company paid interest, net of capitalized interest, of $51,364,000 and $46,857,000 during the nine months ended September 30, 1999 and 1998, respectively. The Company paid income taxes of $9,304,000 and $5,912,000 during the nine months ended September 30, 1999 and 1998, respectively.

  Net cash provided by operating activities for the nine months ended September 30, 1999 reflects a $225 million payment to WHV representing the consideration paid by the Company for the early expiration of the WHV Agreement (see Note 3).

  During the nine months ended September 30, 1999 and 1998, the Company contributed 76,362 and 50,642 shares of common stock valued at $1,119,000 and $1,047,000, respectively, to the Company's 401(k) Savings Plan. In the nine months ended September 30, 1999, the Company also contributed 3,394 shares of common stock valued at $57,000 to non-employee directors of the Company.

                           METRO-GOLDWYN-MAYER INC.

Note 10--Subsequent Event

  On October 15, 1999 (the "Record Date"), the Company issued to its stockholders of record of the common stock, at no charge to such holders, transferable subscription rights (the "Rights") to subscribe for an aggregate of 49,721,268 shares (the "Shares") of the common stock for $14.50 per share (the "Subscription Price") (the "Rights Offering"). The total gross proceeds expected to be received by the Company from the Rights Offering are approximately $721.0 million. The Rights expire on November 8, 1999 (the "Expiration Date"), unless extended by the Company. Holders of the common stock received 0.328 Rights for each share of the common stock held as of the Record Date. Rights holders may purchase one share of the common stock at the Subscription Price for each whole Right held (the "Basic Subscription Privilege"). Rights holders who exercise their Rights in full will also have the opportunity to purchase additional Shares at the Subscription Price pursuant to an oversubscription privilege, as defined in the Company's Prospectus Supplement dated October 15, 1999.

  Tracinda has committed to exercise the Basic Subscription Privilege with respect to all of the Rights held by it immediately prior to the expiration of the Rights Offering (subject to certain conditions). Additionally, Tracinda will also purchase, at the Subscription Price, all Shares that are not otherwise subscribed for by the Expiration Date.

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

Results of Operations

 Quarters and Nine Months Ended September 30, 1999 and 1998

  The following table sets forth the Company's operating results for the quarters and nine months ended September 30, 1999 and 1998. As stated in the financial statements and related notes thereto, in the quarter ended June 30, 1999 the Company incurred certain restructuring and other charges aggregating $225.2 million related to changes in senior management, a corresponding review of the Company's operations and film projects in various stages of development and production, and other related costs. In the quarter ended September 30, 1999, due to the strong performance of certain of the films in release in the period (see below), the Company recovered $18.8 million of feature film write-downs previously charged in the quarter ended June 30, 1999. Additionally, in March 1999 the Company accelerated the expiration of the WHV Agreement, which resulted in a $225 million charge included in operating results for the nine months ended September 30, 1999. The net operating results in the nine months ended September 30, 1999, therefore, are not comparable to the operating results in the corresponding period of 1998.

                                       Quarter Ended      Nine Months Ended
                                         Sept. 30,            Sept. 30,
                                     ------------------  --------------------
                                       1999      1998      1999       1998
                                     --------  --------  ---------  ---------
                                           In thousands (unaudited)
Revenues:
 Feature films...................... $205,758  $205,764  $ 553,766  $ 677,061
 Television programs................   86,183    44,850    179,201    150,689
 Other..............................    7,369     9,008     37,260     29,533
                                     --------  --------  ---------  ---------
  Total revenues.................... $299,310  $259,622  $ 770,227  $ 857,283
                                     ========  ========  =========  =========
Operating income (loss):
 Feature films...................... $ 33,766  $  9,809  $(143,507) $  29,113
 Television programs................   20,786     9,805     28,839     18,021
 Other..............................    2,309    (1,088)    15,676     (2,727)
 General and administration
  expenses..........................  (18,800)  (19,063)   (67,928)   (69,714)
 Severance and related costs........      --    (13,182)   (76,158)   (13,182)
 Contract termination fee...........      --        --    (225,000)       --
 Goodwill amortization..............   (3,683)   (3,683)   (11,170)   (10,605)
                                     --------  --------  ---------  ---------
Operating income (loss).............   34,378   (17,402)  (479,248)   (49,094)
Interest expense, net of amounts
 capitalized........................  (22,807)  (22,022)   (64,045)   (60,450)
Interest and other income...........      827       249      3,345      1,994
                                     --------  --------  ---------  ---------
Income (loss) before provision for
 income taxes.......................   12,398   (39,175)  (539,948)  (107,550)
Income tax provision................   (2,054)   (1,096)    (6,136)    (6,358)
                                     --------  --------  ---------  ---------
Net income (loss)................... $ 10,344  $(40,271) $(546,084) $(113,908)
                                     ========  ========  =========  =========

 Quarters Ended September 30, 1999 and 1998

  Feature Films. Feature film revenues were $205.8 million in each of the quarters ended September 30, 1999 (the "1999 Quarter") and September 30, 1998 (the "1998 Quarter").

  Worldwide theatrical revenues increased by $35.7 million, or 115 percent, to $66.7 million in the 1999 Quarter as compared to the 1998 Quarter. In the 1999 Quarter, the Company realized higher revenues from the successful releases of The Thomas Crown Affair in worldwide theatrical markets and Stigmata and Tea With Mussolini in the domestic marketplace, than the releases of Ronin and Disturbing Behavior in the domestic marketplace and Species 2 in international markets in the 1998 Quarter. The Company also released The Rage: Carrie 2 and The Mod Squad in international theatrical markets in the 1999 Quarter. Overall, in the 1999 Quarter the Company released three new films domestically and internationally, as compared to the release of two new films domestically and one internationally in the 1998 Quarter.

  Worldwide home video revenues decreased by $34.2 million, or 36 percent, to $60.0 million in the 1999 Quarter as compared to the 1998 Quarter. The 1999 Quarter included the release in the domestic rental market of The Mod Squad, as compared to the release of The Man In The Iron Mask in the 1998 Quarter which generated higher home video sales. International market releases in the 1999 Quarter included Ronin and Species 2, as compared to the release of the more successful film Tomorrow Never Dies in the 1998 Quarter. Additionally, due to the early expiration of the WHV Agreement, effective January 1, 1999, the Company no longer receives revenue from the distribution of film product owned by Turner. In the 1998 Quarter, the Company generated $11.4 million in gross revenues from its distribution of the Turner product. Partially offsetting the aforementioned home video revenues decreases were increased library digital video disc sales, which aggregated $11.4 million in the 1999 Quarter as compared to $6.7 million in the 1998 Quarter.

  Worldwide pay television revenues from feature films increased by $20.9 million, or 99 percent, to $42.1 million in the 1999 Quarter as compared to the 1998 Quarter. In the 1999 Quarter, the Company benefited from the release in the domestic pay television marketplace of Ronin and Disturbing Behavior, which carried higher license fees than the release of Hoodlum and Ulee's Gold in the 1998 Quarter. Additionally, in the 1999 Quarter the Company realized significant pay television revenues from international markets for Tomorrow Never Dies. There were no comparable performing films in the 1998 Quarter. Network television revenues from feature films decreased by $21.2 million, or 88 percent, to $3.0 million in the 1999 Quarter, principally due to a lower license fee earned from the delivery to network television of Larger Than Life in the 1999 Quarter than the license fees for GoldenEye, Get Shorty and Leaving Las Vegas, which were delivered in the 1998 Quarter. Worldwide syndicated television revenues from feature films decreased by $4.6 million, or 14 percent, to $29.1 million in the 1999 Quarter, principally due to the release of fewer films in international markets than in the 1998 Quarter, which included Species and GoldenEye, among others.

  Other feature film revenues increased $3.2 million in the 1999 Quarter due to increased third party royalties and other miscellaneous income collected than in the 1998 Quarter.

  Operating income from feature films increased by $24.0 million, or 244 percent, to $33.8 million in the 1999 Quarter as compared to the 1998 Quarter. Operating results in the 1999 Quarter reflected profits from the favorable theatrical performances of The Thomas Crown Affair, Stigmata and Tea With Mussolini, as well as a recovery of feature film write-downs of $18.8 million previously charged in the quarter ended June 30, 1999, as compared to additional reserves for write-downs of $15.4 million in the 1998 Quarter.

  Television Programming. Television programming revenues increased by $41.3 million, or 92 percent, to $86.2 million in the 1999 Quarter as compared to the 1998 Quarter. Worldwide syndicated television programming revenues increased by $32.8 million, or 88 percent, to $70.0 million in the 1999 Quarter, primarily due to domestic basic cable sales for the series Outer Limits, Poltergeist and In The Heat Of The Night and the syndication of the new series National Enquirer. Additionally, pay television revenues increased by $8.4 million, or 146 percent, to $14.1 million in the 1999 Quarter due to consideration received by the Company for the termination of certain contractual commitments. The Company may generate lower pay television revenues in future periods due to a reduction in the number of production commitments for television series.

  Operating income from television programming increased by $11.0 million, or 112 percent, to $20.8 million in the 1999 Quarter as compared to the 1998 Quarter. The increase in television programming operating results reflected the favorable basic cable and pay television revenues discussed above.

  Other. Other revenues include distribution of consumer products, interactive media and branded programming services, all of which constitute emerging businesses for MGM Studios with relatively limited current operations, as well as music soundtrack and royalty income and audit recoveries by the Company from third parties. Operating income from other businesses increased to $2.3 million in the 1999 Quarter from a loss of $1.1 million in the 1998 Quarter. Operating results in the 1999 Quarter include consumer products revenue of $3.3 million and music soundtrack and royalty revenue of $1.2 million, as compared to consumer products revenue of $2.1 million and music soundtrack and royalty revenue of $0.7 million in the 1998 Quarter. Interactive media revenues were $1.9 million in the 1999 Quarter as compared to $5.4 million in the 1998 Quarter, which included the release of the interactive game WarGames. The Company had no comparable interactive games released in the 1999 Quarter.

  Expenses for other businesses in the 1999 Quarter include interactive product and development costs of $1.1 million as compared to interactive costs of $5.8 million in the 1998 Quarter, principally related to the release of WarGames. Consumer products cost of sales were $1.3 million in the 1999 Quarter as compared to $1.6 million in the 1998 Quarter. In addition, in the 1999 Quarter and the 1998 Quarter operating expenses for other businesses included aggregate losses of $1.5 million in each period on the Company's equity investments, including its interest in the Company's newly launched cable programming joint venture, MGM Networks Latin America.

  General and Administration Expenses. General and administration expenses decreased by $0.3 million, or 1 percent, to $18.8 million in the 1999 Quarter as compared to the 1998 Quarter, primarily due to certain cost savings associated with corporate restructuring programs initiated in the second quarter of 1999 and the third quarter of 1998, partially offset by increased litigation costs.

  Interest Expense, Net of Amounts Capitalized. Net interest expense increased by $0.8 million, or 4 percent, to $22.8 million in the 1999 Quarter as compared to the 1998 Quarter. Interest expense increased due to additional borrowings for operating and production activities, as well as the financing of the PFE Library Acquisition in January 1999 and the WHV Agreement termination settlement payments, partially offset by debt repayment associated with proceeds received from the Company's rights offering completed in November 1998.

  Income Tax Provision. The income tax provision of $2.1 million in the 1999 Quarter and $1.1 million in the 1998 Quarter primarily reflect foreign remittance taxes attributable to international distribution revenues.

 Nine Months Ended September 30, 1999 and 1998

  Feature Films. Feature film revenues decreased by $123.3 million, or 18 percent, to $553.8 million in the nine months ended September 30, 1999 (the "1999 Period") compared to the nine months ended September 30, 1998 (the "1998 Period").

  Worldwide theatrical revenues decreased by $98.6 million, or 46 percent, to $116.6 million in the 1999 Period as compared to the 1998 Period. In the 1999 Period, the Company's releases included The Thomas Crown Affair, Stigmata, At First Sight, The Rage: Carrie 2, The Mod Squad and Tea With Mussolini, as compared to The Man In The Iron Mask, Ronin, Species 2, Disturbing Behavior and Dirty Work, among others, in the 1998 Period. In the 1999 Period, the Company benefited from the favorable theatrical performances of The Thomas Crown Affair, Stigmata and Tea With Mussolini. However, the other films released in the 1999 Period performed below expectations. Additionally, the 1998 Period benefited from the strong worldwide theatrical performances of The Man In The Iron Mask and Tomorrow Never Dies. Overall, in the 1999 Period the Company released eight new feature films domestically and four new films internationally, and in the 1998 Period released eleven new films domestically and three new films internationally.

  Worldwide home video revenues decreased by $43.9 million, or 16 percent, to $227.4 million in the 1999 Period, which included the release in the domestic rental market of Ronin, At First Sight, Disturbing Behavior, The Mod Squad and Just The Ticket, as compared to higher home video sales realized in the 1998 Period from the more successful releases of Tomorrow Never Dies and The Man In The Iron Mask, as well as Red Corner, Hoodlum and Ulee's Gold, in the domestic rental market. Additionally, due to the early expiration of the WHV Agreement, effective January 1, 1999 the Company no longer receives revenues from the distribution of film product owned by Turner. In the 1998 Period, the Company generated $37.7 million in gross revenues from its distribution of the Turner product. In the 1999 Period, international home video revenues included the releases of The Man In The Iron Mask, Species 2 and Ronin, as compared to Tomorrow Never Dies, Fled and Hoodlum in the 1998 Period. Partially offsetting the decreases in home video revenues discussed above were increased digital video disc sales, which grew to $37.0 million in the 1999 Period from $18.0 million in the 1998 Period.

  Worldwide pay television revenues from feature films increased by $27.6 million, or 42 percent, to $93.1 million in the 1999 Period as compared to the 1998 Period. In the 1999 Period, the Company benefited from the release in the domestic pay television marketplace of The Man In The Iron Mask, Ronin, Species 2, Disturbing Behavior and Dirty Work, as compared to lower license fees received for Hoodlum, Ulee's Gold, Warriors of Virtue and Eight Heads In A Duffel Bag in the 1998 Period. Network television revenues from feature films decreased by $23.1 million, or 69 percent, to $10.2 million in the 1999 Period. In the 1999 Period, the Company delivered four new films to network television as compared to eight films delivered in the 1998 Period, which included substantial license fees for GoldenEye and Get Shorty. Worldwide syndicated television revenues from feature films increased by $15.0 million, or 18 percent, to $99.2 million in the 1999 Period, principally due to the release in international markets of Tomorrow Never Dies, The Birdcage, GoldenEye and Get Shorty. There were no comparably performing releases in international syndication markets in the 1998 Period.

  The Company recognized an operating loss from feature films of $143.5 million in the 1999 Period as compared to a profit of $29.1 million in the 1998 Period. Operating results in the 1999 Period reflected the decreased revenues discussed above, as well as feature film write-downs and an additional reserve for charges regarding a re-evaluation of several film projects in various stages of development and production, which resulted in aggregate film-related charges of $170.7 million, as compared to lower write-downs in the 1998 Period of $49.0 million. The 1998 Period also benefited from profits realized from the successful worldwide performances of Tomorrow Never Dies and The Man In The Iron Mask. In comparison, profitable films in the 1999 Period included The Thomas Crown Affair, Stigmata and Tea With Mussolini.

  Television Programming. Television programming revenues increased by $28.5 million, or 19 percent, to $179.2 million in the 1999 Period as compared to the 1998 Period. Network television revenues decreased by $16.1 million, or 65 percent, to $8.7 million, principally due to the timing of delivery of episodes of The Magnificent Seven and the release of only one television movie in the 1999 Period, as compared to higher license fees earned on the delivery of the television mini-series Creature and additional episodes of The Magnificent Seven in the 1998 Period. Worldwide pay television revenues increased by $3.7 million, or 16 percent, to $26.9 million in the 1999 Period due to consideration received by the Company for the termination of certain contractual commitments, partially offset by one fewer series in broadcast on domestic pay television than in the 1998 Period. The Company may generate lower pay television revenues in future periods due to a reduction in the number of production commitments for television series.

  Domestic syndicated television programming revenues increased by $58.0 million, or 144 percent, to $98.4 million in the 1999 Period, primarily due to the syndication of Stargate SG-1, National Enquirer and Flipper, as well as additional years of the The Outer Limits and Poltergeist, and the licensing in the domestic basic cable market of the Outer Limits, Poltergeist, Dead Man's Gun and the In The Heat Of The Night series. International syndicated television programming revenues, however, decreased by $8.3 million, or 19 percent, to $35.1 million in the 1999 Period due to a lack of new television movies or mini-series licensed in international syndication markets, as compared to the licensing of the international rights to Creature in the 1998 Period. Worldwide home video revenues with respect to television programming decreased by $0.9 million, or 9 percent, to $9.4 million in the 1999 Period, primarily due to the release of fewer television movies in 1999. The 1998 Period also benefited from a third party payment of $7.0 million for the rights to create new episodes of Hollywood Squares. There were no such receipts in the 1999 Period.

  Operating income from television programming increased by $10.8 million, or 60 percent, to $28.8 million in the 1999 Period as compared to the 1998 Period. The increase in operating results reflected the favorable domestic syndication, pay television and basic cable sales discussed above.

  Other. Other revenues include distribution of consumer products, interactive media and branded programming services, all of which constitute emerging businesses for MGM Studios with relatively limited current operations, as well as music soundtrack and royalty income and audit recoveries by the Company from third parties. The Company recognized an operating profit from other businesses of $15.7 million in the 1999 Period as compared to a loss of $2.7 million in the 1998 Period. Operating results in the 1999 Period include consumer products revenue of $7.9 million and music soundtrack and royalty revenue of $6.2 million, as compared to consumer products revenue of $7.7 million and music soundtrack and royalty revenue of $3.5 million in the 1998 Period. Interactive media revenues were $6.4 million in the 1999 Period, which included license fees collected for the rights to develop the next James Bond interactive game as well as other games, as compared to $5.8 million in the 1998 Period, which included the release of WarGames. Additionally, operating results in the 1999 Period include the receipt of $13.2 million in third party audit recoveries. There were no significant audit recoveries in the 1998 Period. However, other revenues in the 1998 Period did include a $10.0 million payment received in association with the Company's sale of a portion of its investment in a Japanese pay television channel.

  Expenses for other businesses in the 1999 Period include interactive product and development costs of $6.4 million, as compared to higher costs of $14.0 million in the 1998 Period. Consumer products cost of sales were $2.4 million in the 1999 Period as compared to $5.7 million in the 1998 Period, when the Company incurred certain start-up expenses associated with a newly launched catalogue business. In addition, operating expenses for other businesses in the 1999 Period included aggregate losses of $6.4 million on the Company's equity investments, including its interest in the Company's newly launched cable programming joint venture, MGM Networks Latin America, as compared to $7.3 million for such start-up losses in the 1998 Period.

  General and Administration Expenses. General and administration expenses decreased by $1.8 million, or 3 percent, to $67.9 million in the 1999 Period as compared to the 1998 Period, primarily due to certain cost savings in 1999 associated with a corporate restructuring program initiated in the second quarter of 1999 and the third quarter of 1998, partially offset by increased senior management and employee incentive compensation and litigation costs. See also "Severance and Related Costs" below.

  Severance and Related Costs. As discussed in Note 2 to the Condensed Consolidated Financial Statements, in the 1999 Period the Company incurred executive severance and other related charges of $76.2 million attributable to changes in senior management and the estimated costs of withdrawing from the Company's arrangements with UIP. Correspondingly, in the 1998 Period a restructuring program implemented by the Company resulted in severance charges of $13.2 million.

  Contract Termination Fee. On March 12, 1999, the Company agreed to accelerate the expiration of the right of WHV to distribute the Company's product in the home video marketplace under the WHV Agreement. In consideration for the early expiration of the WHV Agreement, the Company agreed to pay WHV $225 million, which was fully paid as of September 1, 1999. The parties restructured the terms of the WHV Agreement, which will function as the Transitional Video Agreement, under which WHV will distribute certain of the Company's product in the home video marketplace while the Company establishes its own domestic home video distribution network. The Transitional Video Agreement expires on January 31, 2000. Additionally, the Company reconveyed as of January 1, 1999 to Turner the right that the Company had to distribute in the home video markets worldwide until June 2001, 2,950 titles that had been serviced under the WHV Agreement. Operating results in the 1999 Period include a pre-tax contract termination charge for the $225 million payment referred to above in connection with the early expiration of WHV's rights under the WHV Agreement.

  Interest Expense, Net of Amounts Capitalized. Net interest expense increased by $3.6 million, or 6 percent, to $64.0 million in the 1999 Period as compared to the 1998 Period. Interest expense increased due to additional borrowings for operating and production activities, as well as the financing of the PFE Library Acquisition in January 1999 and the WHV Agreement termination settlement (see above) in March 1999, partially offset by debt repayment associated with proceeds received from the Company's rights offering completed in November 1998.

  Income Tax Provision. The income tax provision of $6.1 million in the 1999 Period and $6.4 million in the 1998 Period primarily reflect foreign remittance taxes attributable to international distribution revenues.

EBITDA

  While management considers earnings before interest, taxes, depreciation and non-film amortization ("EBITDA") to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to, operating income, net earnings, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles. EBITDA does not reflect cash available to fund cash requirements, and the items excluded from EBITDA, such as depreciation and non-film amortization, are significant components in assessing the Company's financial performance. Other significant uses of cash flows are required before cash will be available to the Company, including debt service, taxes and cash expenditures for various long-term assets. The Company's calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

                                       Quarter Ended      Nine Months Ended
                                         June 30,             Sept. 30,
                                     ------------------  --------------------
                                       1999      1998      1999       1998
                                     --------  --------  ---------  ---------
                                           In thousands (unaudited)
Revenues:
 Feature films...................... $205,758  $205,764  $ 553,766  $ 677,061
 Television programs................   86,183    44,850    179,201    150,689
 Other..............................    7,369     9,008     37,260     29,533
                                     --------  --------  ---------  ---------
  Total revenues.................... $299,310  $259,622  $ 770,227  $ 857,283
                                     ========  ========  =========  =========
EBITDA:
 Feature films...................... $ 33,766  $  9,809  $(143,507) $  29,113
 Television programs................   20,786     9,805     28,839     18,021
 Other..............................    2,309    (1,088)    15,676     (2,727)
 General and administration
  expenses..........................  (16,673)  (16,867)   (61,496)   (63,596)
 Severance and related costs........      --    (13,182)   (76,158)   (13,182)
 Contract termination fee...........      --        --    (225,000)       --
                                     --------  --------  ---------  ---------
  EBITDA............................   40,188   (11,523)  (461,646)   (32,371)
Depreciation and non-film
 amortization.......................   (5,810)   (5,879)   (17,602)   (16,723)
                                     --------  --------  ---------  ---------
Operating income (loss).............   34,378   (17,402)  (479,248)   (49,094)
Interest expense, net of amounts
 capitalized........................  (22,807)  (22,022)   (64,045)   (60,450)
Interest and other income...........      827       249      3,345      1,994
                                     --------  --------  ---------  ---------
Income (loss) before provision for
 income taxes.......................   12,398   (39,175)  (539,948)  (107,550)
Income tax provision................   (2,054)   (1,096)    (6,136)    (6,358)
                                     --------  --------  ---------  ---------
Net income (loss)................... $ 10,344  $(40,271) $(546,084) $(113,908)
                                     ========  ========  =========  =========

Liquidity and Capital Resources

  General. The Company's operations are capital intensive. In recent years the Company has funded its operations primarily from (i) the sale of equity securities, (ii) bank borrowings and (iii) internally generated funds. During the 1999 Period, the net cash provided by operating activities was $81.5 million; net cash used in investing activities (primarily the purchase of the PFE Libraries and additions to film and television costs) was $725.6 million; and net cash provided by financing activities (primarily bank borrowings) was $600.3 million.

  Sales of Equity Securities. Sales of equity securities include proceeds from the Company's initial public offering and Tracinda's concurrent purchase of the Company's common stock, which were completed in November 1997, and the 1998 rights offering, which was completed in November 1998.

  The Company's cash flow in 1998 was adversely affected by, and the Company determined to undertake the 1998 rights offering as a result of, (a) lower than expected performance of our theatrical releases in 1998, other than the releases Tomorrow Never Dies and The Man In The Iron Mask, (b) more substantial investments in new television programming than previously anticipated, (c) cash from certain revenue sources being realized over a longer period than originally anticipated, and (d) other factors, including accelerated motion picture production and increased marketing and distribution expenses. The Company consummated the 1998 rights offering in November 1998 by issuing a total of 84,848,485 shares of common stock for $8.25 per share, and thereby raising net proceeds of $696.5 million. The proceeds were used to reduce bank borrowings.

  1999 Rights Offering. On October 15, 1999, the Company issued to its stockholders of record of the common stock, at no charge to such holders, transferable subscription rights to subscribe for an aggregate of 49,721,268 shares of the common stock for $14.50 per share. The total gross proceeds expected to be received by the Company from the 1999 rights offering are approximately $721.0 million. The Rights expire on November 8, 1999, unless extended by the Company. Holders of the common stock received 0.328 Rights for each share of the common stock held as of the Record Date. Rights holders may purchase one share of the common stock at the Subscription Price for each whole Right held. Rights holders who exercise their Rights in full will also have the opportunity to purchase additional Shares at the Subscription Price pursuant to an oversubscription privilege, as defined in the Company's Prospectus Supplement dated October 15, 1999.

  Tracinda has committed to exercise the Basic Subscription Privilege with respect to all of the Rights held by it immediately prior to the expiration of the 1999 rights offering (subject to certain conditions). Additionally, Tracinda will also purchase, at the Subscription Price, all Shares that are not otherwise subscribed for by the Expiration Date.

 Bank Borrowings.

  Bridge Loan Facility. On May 14, 1999, the Company entered into an agreement with one of our principal lenders that provides us with a $250.0 million bridge loan facility. As of September 30, 1999, the Company had borrowed the entire $250.0 million under this facility in part to fund the payment of the second installment due to WHV of $112.5 million, plus interest. The Company used the remaining balance to fund operations. Loans under this facility bear interest at 1.75 percent over the Adjusted LIBOR rate (approximately 7.13 percent at September 30, 1999). Interest is payable quarterly in arrears and the principal is due on the earlier of any debt or equity issuance by the Company or maturity, July 15, 2006. The Company will use a portion of the net proceeds of the 1999 rights offering to repay all amounts outstanding under, and terminate, the bridge loan facility.

  Credit Facility. The Company has a $1.3 billion syndicated facility (the "Amended Credit Facility") consisting of (a) a six year $600.0 million revolving credit facility (the "Revolving Facility"), (b) a $400.0 million seven and one-half year term loan ("Tranche A Loan") and (iii) a $300.0 million eight and one-half year term loan ("Tranche B Loan" and, collectively with the Tranche A Loan, the "Term Loans"). As of October 22, 1999, $238.0 million was available under the Amended Credit Facility, which also contains provisions allowing, under certain circumstances, for an additional $200 million tranche ("Tranche C Loan").

  Currently, the Revolving Facility and Tranche A Loan bear interest at 2.50 percent over the Adjusted LIBOR rate, as defined therein (8.00 percent at September 30, 1999), and the Tranche B Loan bears interest at 2.75 percent over the Adjusted LIBOR rate (8.25 percent at September 30, 1999). The Company has entered into three year fixed interest rate swap contracts in relation to a portion of the Amended Credit Facility for a notional value of $800 million at an average rate of approximately 7.50 percent, which expire at various times no later than December 2001. Scheduled amortization of the Term Loans under the Amended Credit Facility commences with $33 million in 2001, $73 million in 2002, $103 million in 2003, $103 million in 2004, and $103 million in 2005, with the remaining balance due at maturity. The Revolving Facility was entered into in October 1997 and matures in October 2003, subject to extension under certain conditions.

  The Amended Credit Facility contains various covenants, including limitations on indebtedness, dividends and capital expenditures, and maintenance of certain financial ratios. In connection with the $225 million charge resulting from the early termination of the WHV Agreement, the Amended Credit Facility was amended, effective April 30, 1999. As of September 30, 1999, the Company was in compliance with all applicable covenants. There can be no assurances that the Company will remain in compliance with such covenants or other conditions under the Amended Credit Facility in the future. The Company expects to use a portion of the proceeds of the 1999 rights offering to repay all amounts outstanding under the Revolving Facility. The Company anticipates substantial continued borrowing under the Amended Credit Facility.

  Cash Provided by Operating Activities. In the 1999 Period, cash provided by operating activities was $81.5 million compared to $317.9 million in the 1998 Period.

  In March 1999, in consideration for the early expiration of the WHV Agreement, the Company agreed to pay WHV $225 million, $112.5 million of which was paid on March 12, 1999 and the remainder of which, plus interest, was paid on September 1, 1999. The Company recorded a pre-tax contract termination charge in the 1999 Period for the $225 million payment referred to above in connection with terminating the WHV Agreement.

  In addition, the slate of films released by the Company in the first six months of 1999 performed below expectations.

  Cash Used in Investing Activities. For the 1999 Period, cash used in investing activities was $725.6 million. In the 1999 Period, the Company incurred $477.5 million in film and television costs. In January 1999, the Company acquired the PFE Libraries, containing over 1,300 feature films, for $235.0 million, plus acquisition related costs of approximately $1.2 million. The purchase was funded by borrowings under the Revolving Facility and available cash.

  Anticipated Needs. The Company's current strategy and business plan call for substantial on-going investments, at levels comparable to 1998, in the production of new feature films and television programs. Furthermore, the Company may wish to continue to make investments in new distribution channels to further exploit the Company's motion picture and television library. The Company plans to continue to evaluate the level of such investments in the context of the capital available to the Company and changing market conditions.

  The Company expects to incur approximately $11.0 million of additional costs in 1999 in connection with the integration of the PFE Libraries and the Company's transition to home video self-distribution in the U.S. and Canadian markets. The Company does not expect its obligations for property and equipment expenditures, including the purchase of computer systems and equipment and other improvements, to exceed $15 million per year.

  In connection with the Company's termination of the WHV Agreement, the Company anticipates that the worldwide home video distribution rights reconveyed to Turner will decrease the Company's cash flow by approximately $10.0 million per year through June 2001.

  The Company is obligated to fund 50 percent of the expenses of MGM Networks Latin America up to a maximum of approximately $24.0 million. The Company has funded approximately $17.0 million under such obligation as of September 30, 1999 and expects to fund an additional $1.5 million in the remainder of 1999.

  In June 1999, in association with a change in the Company's senior management and a corresponding review of operations, the Company incurred certain restructuring and other charges aggregating $225.2 million, of which $140.0 million was film-performance related. The Company recovered $18.8 million of these charges in the quarter ended September 30, 1999. As a result of the change in senior management, the Company did not commence production as anticipated under its business plan. Therefore, the Company expects to release a reduced number of major films in the first six months of 2000, which may adversely impact cash flows and results of operations at least through 2001. However, as opportunities arise, the Company will pursue the purchase of feature films from third parties that could be released during this period.

  As a result of these recent and planned capital expenditures and cash we will require to meet the Company's current business plan, the Company determined that cash flow from operations and the amounts available under the existing tranches of the Amended Credit Facility may not be adequate to meet the Company's obligations and commitments. The Company believes that the proceeds from the 1999 rights offering, together with amounts available under the Revolving Facility and cash flow from operations, will be adequate for the Company to conduct its operations in accordance with its business plan for at least the next twelve months. This belief is based in part on the assumption that the Company's future releases will perform as planned. In addition to the foregoing sources of liquidity, the Company is currently considering various film financing alternatives.

  If necessary in order to manage its cash needs, the Company may also delay or alter production or release schedules or seek to reduce its aggregate investment in new film and television production costs. There can be no assurance that any such steps by the Company would be adequate or timely, or that acceptable arrangements could be reached with third parties if necessary. In addition, although these steps would improve the Company's short-term cash flow and, in the case of partnering, reduce the Company's exposure should a motion picture perfom below expectations, such steps could adversely affect long term cash flow and results of operations in subsequent periods.

  The Company intends to continue to pursue its goal of becoming an integrated global entertainment content company. In connection with its pursuit of this goal, the Company may consider various strategic alternatives, such as business combinations with companies with strengths complementary to those of the Company, other acquisitions and joint ventures, as opportunities arise. The nature, size and structure of any such transaction could require the Company to seek additional financing.

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

  State of Readiness. To date, the Company has completed the Year 2000 conversion with respect to all of its computer systems and applications (together with those systems containing embedded microprocessors or other technology, "Systems"). The Company has completed remediation and testing of its Systems with the exception of certain systems, which were fully replaced by September 30, 1999. While the Company has completed all required system remediation and testing for the Year 2000, it will continue its testing efforts and make appropriate remediations as necessary through January 1, 2000.

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

  The following table provides information about the Company's interest rate swaps at September 30, 1999:

                                     Amounts scheduled for
                                     maturity for the year         Estimated
                                      ending December 31,        fair value at
                                   ----------------------------  September 30,
                                     1999      2000      2001        1999
                                   --------  --------  --------  -------------
   Interest Rate Swaps
   Variable to fixed:
     Notional value (in
      thousands).................. $150,000  $225,000  $575,000     $8,999
     Average pay rate.............    6.164%    6.127%    5.237%
     Average receive rate.........    5.468%    5.471%    5.392%

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

                                                     Amounts
                                                  scheduled for
                                                  maturity for     Estimated
                                                 the year ending fair value at
                                                  December 31,   September 30,
                                                      1999           1999
                                                 --------------- -------------
                                                        (in thousands)
   $US Functional Currency
   Forward exchange agreements (receive $US/pay
    CAD)........................................
     Contract amount............................     $3,969          $(18)
     Average contractual exchange rate..........     0.6843

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

  Reference is made to the Company's 1998 Form 10-K and Forms 10-Q for the quarters ended March 31, 1999 and June 30, 1999 for a description of pending legal proceedings involving the Company.

Item 4. Submission of Matters to a Vote of Security Holders

  At the Annual Meeting of Stockholders held on July 13, 1999, eight proposals were submitted to the Company's stockholders. The Company nominees for directors were elected and each of the other proposals was approved. A brief description of those proposals and the results of the voting are as follows:

Proposal One--Election of nine directors to serve for a year term

                                                                        Votes
                           Nominee                          Votes For  Withheld
                           -------                         ----------- --------
   James D. Aljian........................................ 148,395,953  50,088
   Francis Ford Coppola................................... 148,391,525  54.516
   Willie D. Davis........................................ 148,391,375  54,666
   Alexander M. Haig, Jr.................................. 148,390,964  55,077
   Kirk Kerkorian......................................... 148,394,606  51,435
   Frank Mancuso.......................................... 148,395,239  50,802
   Christopher J. McGurk.................................. 148,394,667  51,374
   Alex Yemenidjian....................................... 148,394,438  51,603
   Jerome B. York......................................... 148,396,312  49,729

Proposal Two--Approval and ratification of the repricing of stock options granted pursuant to the Amended and Restated 1996 Stock Incentive Plan

                            Voting Results
                            --------------
   For.............................................................. 143,590,102
   Against..........................................................   4,839,904
   Abstain..........................................................      16,035
   Broker Non-Votes.................................................           0

Proposal Three--Approval and ratification of amendment to Amended and Restated 1996 Stock Incentive Plan

                            Voting Results
                            --------------
   For.............................................................. 139,531,264
   Against..........................................................   4,848,951
   Abstain..........................................................      16,434
   Broker Non-Votes.................................................   4,049,392

Proposal Four--Approval and ratification of amendment to Bonus Interest Agreements under the Senior Management Bonus Plan

                            Voting Results
                            --------------
   For.............................................................. 139,562,306
   Against..........................................................   4,817,550
   Abstain..........................................................      16,793
   Broker Non-Votes.................................................   4,049,392

Proposal Five--Approval of amendment of Amended and Restated Certificate of Incorporation

                            Voting Results
                            --------------
   For.............................................................. 148,257,687
   Against..........................................................     174,126
   Abstain..........................................................      14,228
   Broker Non-Votes.................................................           0

Proposal Six--Approval and ratification of stock option grant to Alex
Yemenidjian

                            Voting Results
                            --------------
   For.............................................................. 139,713,505
   Against..........................................................   4,669,094
   Abstain..........................................................      14,050
   Broker Non-Votes.................................................   4,049,392

Proposal Seven--Approval and ratification of stock option grant to Christopher
J. McGurk

                            Voting Results
                            --------------
   For.............................................................. 139,594,093
   Against..........................................................   4,786,371
   Abstain..........................................................      16,185
   Broker Non-Votes.................................................   4,049,392

Proposal Eight--Ratification of appointment of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending December 31, 1998

                            Voting Results
                            --------------
   For.............................................................. 148,378,612
   Against..........................................................      59,549
   Abstain..........................................................       7,880
   Broker Non-Votes.................................................           0

Item 5. Other Information

  Reference is made to Note 10 to the Condensed Consolidated Financial Statements contained elsewhere herein for information regarding the 1999 rights offering.

  Under Rule 14a-8 of Regulation 14A of the Exchange Act, any stockholder intending to submit to the Company a proposal that qualifies for inclusion in the Company's proxy statement and proxy relating to the annual meeting of stockholders to be held in 2000 must submit such proposal so that it is received by the Company no later than February 18, 2000 and must satisfy the other requirements of Rule 14a-8. All such stockholder proposals should be submitted to the Secretary of the Company. Under Rule 14a-4 of Regulation 14A, the Company may exercise discretionary voting authority under proxies it solicits to vote on a proposal made by a stockholder that the stockholder does not seek to include in the Company's proxy statement and proxy for such meeting pursuant to Rule 14a-8, unless the Company is notified about the proposal a reasonable time before the date the Company mails its proxy materials for such meeting and the stockholder satisfies the other requirements of Rule 14a-4(c).

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

   Exhibit
   Number
   -------
    1.1    Form of Dealer Manager Agreement
    4.1    Form of Rights Certificate
   10.1    Form of Standby Agreement between the Company and Tracinda
   10.2    Consulting Agreement of Frank G. Mancuso as of August 12, 1999
   10.3    Amendment No. 1 to Amended and Restated 1996 Stock Incentive Plan
           (incorporated by reference to the Exhibit 99.2 to the Company's
           Registration Statement on Form S-8 (File No. 333-83823), filed with the Commission July 27, 1999)
   27.1    Financial Data Schedule

  (b) Reports on Form 8-K

  A Current Report on Form 8-K was filed during the quarter ended September 30, 1999:

   Date:              Relating to:
   -----              ------------
   September 14, l999 Press release re: Obtaining broadcast rights to previously licensed film library titles from Turner
                      Broadcasting Systems, Inc.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          METRO-GOLDWYN-MAYER INC.

October 28, 1999
                                          By:     /s/ Alex Yemenidjian
                                             __________________________________
                                                    Alex Yemenidjian
                                           Chairman of the Board of Directors
                                               and Chief Executive Officer

                                          By:    /s/ Daniel J. Taylor
                                             __________________________________
                                                    Daniel J. Taylor
                                             Senior Executive Vice President
                                               and Chief Financial Officer