Form 10-K
period 1999-12-31
METRO-GOLDWYN-MAYER INC
filed 2000-03-22
CIK 1026816

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

                  For the fiscal year ended December 31, 1999

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

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the Registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock (based on the last sale price of such stock as reported by the Dow Jones News Retrieval) held by non-affiliates of the Registrant as of March 20, 2000 was $551,773,722.

  The number of shares of the Registrant's common stock outstanding as of March 20, 2000 was 201,526,319.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain portions of Registrant's proxy statement for the annual meeting to be held on May 4, 2000 (the "Proxy Statement"), to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's fiscal year, are incorporated by reference under Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business

General

  Metro-Goldwyn-Mayer Inc., a Delaware corporation, is a premier global entertainment content company. We develop, produce and distribute theatrical motion pictures and television programs, and we intend to create and own branded cable and satellite programming channels. Our principal subsidiaries are Metro-Goldwyn-Mayer Studios Inc., United Artists Corporation, United Artists Films Inc. and Orion Pictures Corporation. We are one of only seven major film and television studios worldwide. Our library contains over 4,100 theatrically released feature film titles and 8,900 television episodes and is the largest collection of post-1948 feature films in the world. Films in our library have won over 200 Academy Awards(R), including Best Picture Awards for Annie Hall, The Apartment, The Best Years of Our Lives, Dances With Wolves, Hamlet, In the Heat of the Night, Marty, Midnight Cowboy, Platoon, Rain Man, Rocky, Silence of the Lambs, Tom Jones and West Side Story. Our library also includes 21 titles in the James Bond film franchise, five titles in the Rocky film franchise and nine titles in the Pink Panther film franchise.

  MGM's executive offices are located at 2500 Broadway Street, Santa Monica, California 90404. Our telephone number is (310) 449-3000.

Background of the Company

  Metro-Goldwyn-Mayer ("Old MGM") was established in 1924 through the merger of Metro Pictures, Goldwyn Pictures and Louis B. Mayer Productions. A corporation wholly-owned by Kirk Kerkorian became Old MGM's controlling shareholder in 1969. In 1981, Old MGM acquired UA, which had been formed in 1919 when Mary Pickford, Douglas Fairbanks, D.W. Griffith and Charlie Chaplin joined forces to release their own motion pictures, as well as motion pictures made by independent producers. In 1986, Turner Broadcasting System, Inc. acquired the businesses of Old MGM, and as part of that transaction, Tracinda Corporation and certain of the former stockholders of Old MGM concurrently acquired UA, including the UA library, from Old MGM. Shortly thereafter, UA reacquired the Metro-Goldwyn-Mayer name and logo and certain other assets from Turner. UA was then renamed MGM/UA Communications Co. Turner retained the film library created through the pre-1986 operations of Old MGM.

  In November 1990, MGM/UA was acquired by Pathe Communications Corporation and was renamed MGM-Pathe Communications Co., the predecessor to MGM Studios. In May 1992, Credit Lyonnais Bank Nederland N.V., Pathe's principal lender, foreclosed on substantially all of the stock of MGM-Pathe, following default by Pathe, and such stock was ultimately transferred to Consortium de Realisation, a wholly-owned subsidiary of Credit Lyonnais S.A.

  Tracinda, senior management of MGM Studios at the time and Seven Network Limited, a company formed under the laws of Australia, formed MGM to acquire all of the outstanding capital stock of MGM Studios and its subsidiaries, including UA, in October 1996 for an aggregate consideration of $1.3 billion. Tracinda is wholly owned by Mr. Kerkorian.

  In July 1997, we acquired all of the outstanding capital stock of Orion and its subsidiaries, including the entity formerly known as The Samuel Goldwyn Company and now known as Orion Film Classics Company, from Metromedia International Group, Inc. In connection with the Orion acquisition, we obtained the film and television libraries of the Orion companies consisting of approximately 1,900 film titles and 3,000 television episodes.

  In November 1997, we completed an initial public offering, whereby we issued and sold 9,000,000 new shares of common stock, $.01 par value per share, at a price per share of $20, less an underwriting discount, for net proceeds (after expenses of the initial public offering) of $165 million. Concurrently with the consummation of the initial public offering, Tracinda purchased directly from us, at a purchase price of $18.85 per share (equal to the per share price to the public in the initial public offering, less the underwriting discount), 3,978,780 shares of the common stock for an aggregate purchase price of $75 million.

  In September 1998, Tracinda and a Delaware corporation that is principally owned by Tracinda, which we refer to collectively as the "Tracinda Group," purchased 16,208,463 shares of the common stock from Seven Network, representing all of our capital stock held by Seven Network, for a price per share of $24 and an aggregate purchase price of $389 million.

  In November 1998, we completed a rights offering, whereby we issued and sold 84,848,485 new shares of the common stock at a subscription price of $8.25 per share for net proceeds (after expenses of the rights offering) of $696.5 million. After giving effect to the completion of the 1998 rights offering and the exercise of the subscription rights distributed in connection therewith, the Tracinda Group continued to beneficially own approximately 89.5 percent of our outstanding common stock.

  In January 1999, we acquired from PolyGram N.V. and its subsidiaries certain film libraries and film-related rights for consideration of $235 million. The PolyGram libraries contain over 1,300 feature films and are comprised of (a) the Epic library, which consists of approximately 1,000 film titles acquired between 1992 and 1997 by Credit Lyonnais Bank Nederland and Consortium de Realisation from various filmed entertainment companies, (b) the library of films released by PolyGram before March 31, 1996 and (c) the Island/Atlantic and Vision/Palace libraries, which had been previously acquired by PolyGram.

  In April 1999, Alex Yemenidjian was appointed as Chairman and Chief Executive Officer and Chris McGurk was named Vice Chairman and Chief Operating Officer of MGM.

  In November 1999, we completed a rights offering, whereby we issued and sold 49,714,554 new shares of the common stock at a subscription price of $14.50 per share for net proceeds (after expenses of the rights offering) of approximately $715 million. After giving effect to the completion of the 1999 rights offering and the exercise of the subscription rights distributed in connection therewith, the Tracinda Group continued to beneficially own approximately 89.0 percent of our outstanding common stock.

The Motion Picture and Television Industry

  Motion Pictures--General. The motion picture industry consists of two principal activities: production and distribution. Production involves the development, financing and production of feature-length motion pictures. Distribution involves the promotion and exploitation of motion pictures throughout the world in a variety of media, including theatrical exhibition, home video, television and other ancillary markets. The U.S. motion picture industry can be divided into major studios and independent companies, with the major studios dominating the industry in the number of theatrical releases. In addition to us (including MGM Studios, MGM Pictures, UA Films and Orion), the major studios as defined by the Motion Picture Association of America are The Walt Disney Company (including Buena Vista, Touchstone and Miramax Films), Paramount Pictures Corporation, Sony Pictures Entertainment, Inc. (including Columbia Pictures), Twentieth Century Fox Film Corp., Universal Studios, Inc., and Warner Bros. (including Turner, New Line Cinema and Castle Rock Entertainment). The major studios are typically large diversified corporations that have strong relationships with creative talent, exhibitors and others involved in the entertainment industry and have global film production and distribution capabilities.

  Historically, the major studios have produced and distributed the majority of high grossing theatrical motion pictures released annually in the United States. Over the past decade, the number of feature-length motion pictures released by the major studios has increased from 158 in 1990 (39.9 percent of the total) to 213 in 1999 (48.2 percent of the total). In addition, most of the studios have created or accumulated substantial and valuable motion picture libraries that generate significant revenues. These revenues can provide the major studios with a stable source of earnings that partially offsets the variations in the financial performance of their current motion picture releases and other aspects of their motion picture operations.

  The independent companies generally have more limited production and distribution capabilities than do the major studios. While certain independent companies may produce as many films as a major studio in any year, independent motion pictures typically have lower negative costs and are not as widely released as motion pictures produced and distributed by the major studios. Additionally, the independent companies may have limited or no internal distribution capability and may rely on the major studios for distribution and financing.

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

  After greenlighting, pre-production of the motion picture begins. In this phase, the producer engages creative personnel to the extent not previously committed, finalizes the filming schedule and production budget, obtains insurance or self insures and secures completion guaranties, if necessary. Moreover, the producer establishes filming locations, secures any necessary studio facilities and stages and prepares for the start of actual filming.

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

  The production and marketing of theatrical motion pictures requires substantial capital. The costs of producing and marketing motion pictures have increased substantially in recent years. These costs may continue to increase in the future at rates greater than normal inflation, thereby increasing the costs to us of our motion pictures. Production costs and marketing costs are generally rising at a faster rate than increases in either domestic admissions to movie theaters or admission ticket prices, leaving us and all producers of motion pictures more dependent on other media, such as home video and television, and foreign markets.

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

  Both major studios and independent film companies often acquire pictures for distribution through a customary industry arrangement known as a "negative pickup," under which the studio or independent film company agrees before commencement of or during production to acquire from a production company all rights to a film upon completion of production, and also acquire completed films, as well as all associated obligations.

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

  Television production can generally be divided into two distinct markets: network production (i.e., television shows for ABC, CBS, NBC, Fox, UPN and The
WB) and non-network production (i.e., made-for-cable and first-run syndication). The economics of the two types of television production are different. In network production, a network generally orders approximately six to 13 initial episodes of each new series for a license fee equal to a percentage of the program's cost. The balance of the production cost can only be recouped through international sales and syndication if a series is successful and generally remains unrecouped for at least four years. In the non-network production or first-run syndication business, a producer seeking to launch a new series commits to produce a minimum number of episodes if the producer can "clear" the series by selling to individual television stations in sufficient markets throughout the country (generally comprising 70 percent of U.S. television households). Once produced, the episodes are immediately available for licensing to international broadcasters as well. This approach generally involves a lower production cost risk and earlier return on investment than the network production business; however, non-network programming generally reduces the potential total return on investment as compared to successful network production. See "--Production--Television Production."

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

Business Strategy

  Our goal is to become a fully-integrated global entertainment content company, thereby maximizing the value of our assets, including our film and television library and our film and television production and distribution units. To achieve this goal, we seek to:

  Build and Leverage Our Library. We plan to build and leverage our film and television library by:

  .  Producing new motion pictures and television episodes;

  .  Aggressively marketing and repackaging our library's titles;

  .  Developing new distribution channels;

  .  Capitalizing on developments in technology;

  .  Further penetrating emerging international markets; and

  . Incentivizing our employees to drive growth in sales of our library's titles.

  Create Branded Cable and Satellite Programming Channels. We believe we can create significant value by utilizing our library and current production to establish MGM branded cable and satellite channels. We have been actively exploring strategic alternatives to gain carriage for our proposed channels.

  Increase Film and Television Production While Improving Our Risk Profile. We intend to increase production in a financially disciplined manner by:

  .  Tightly controlling development and production expenditures;

  . Involving members of senior management from all areas of our company in the greenlighting process for films;

  . Aggressively seeking production agreements and/or co-financing partners for our pictures and television product;

  . Entering into production agreements and joint ventures with key producers of motion pictures and television product;

  . Increasing our focus on the production of commercially successful motion pictures which appeal to a younger demographic; and

  . Using our film library as a proven source for sequels and remakes and the expansion of certain well-tested, familiar film franchises.

  We have, for example:

  . Entered into an agreement with Miramax Films pursuant to which we will jointly produce, finance and distribute up to eight motion pictures, relying on our film library as a prominent source of material;

  .  Entered into a co-production/co-financing agreement with Universal;

  . Entered into a "first look" co-financing agreement with Hyde Park Entertainment (David Hoberman and Ashok Amritraj);

  . Entered into a "first look" producing/directing agreement with Lion Rock Prods. (John Woo and Terence Chang);

  .  Entered into a "first look" agreement with Seth Jaret;

  . Repositioned UA as a specialty film unit now known as UA Films, which is involved in production, sales and acquisitions of specialized motion pictures; and

  . Entered into a split-rights agreement for specialized motion pictures with American Zoetrope (Francis Ford Coppola).

  We intend to produce or co-produce and distribute ten to 15 motion pictures annually through MGM Pictures across a variety of genres. Through UA Films, we also intend to distribute annually an additional seven to ten specialty motion pictures that will have substantially lower average costs and will be produced mainly by third parties.

  We plan to develop, produce and distribute television programs focusing on low financial risk formats, such as pre-clearing a television series for distribution prior to committing to development expenditures, as well as joint ventures, co-productions and other partnering arrangements for certain of our series.

  Increase Distribution Revenues. We have taken steps to obtain greater flexibility in distributing our own product to enable us to realize additional revenue opportunities while reducing the costs associated with distribution. In 1999 we terminated our agreement with Warner Home Video so that, on February 1, 2000, we regained full control over the home video exploitation of our films. We have actively planned the transition of our international distribution from Warner Home Video and United International Pictures or "UIP" to Fox to gain more control over our international distribution and to maximize our revenue opportunities.

  We plan to increase distribution revenues by:

  . Self-distributing in the U.S. and Canada our library as well as all motion pictures produced by MGM Pictures and UA Films;

  . Distributing films that we co-produce with a third party in those territories where we have distribution rights and capabilities; and

  .  Distributing motion pictures produced by others.

  Capitalize on a Well Recognized Brand Name. We believe that the MGM name and lion logo are among the most recognized in the world. We intend to capitalize on the value inherent in our name and logo through the distribution of branded programming and the development of consumer products.

  Streamline Operations. We have taken steps to make our operating process more efficient in the following ways:

  .  Consolidating overhead across the MGM Pictures and UA production units;
     and

  .  Consolidating and centralizing operating and corporate functions.

  In conjunction with our recent operating initiatives, in 1999 we incurred $214.6 million in restructuring and other charges consisting of approximately $129.4 million of pre-released film cost write-downs and $85.2 million in severance and other personnel expenses, as well as anticipated costs of withdrawing from the UIP partnership. In addition, in 1999 we paid $225.0 million to terminate our agreement with Warner Home Video.

  We intend to continue to pursue our goal of becoming an integrated global entertainment content company. In pursuit of this goal, we may consider various strategic alternatives, such as business combinations with companies with strengths complementary to ours, other acquisitions and joint ventures, as opportunities arise. The nature, size and structure of any such transaction could require us to seek additional financing. Acquisitions and other strategic alternatives, however, involve numerous risks, including diversion of management's attention away from our operating activities. We cannot assure you that we will not encounter unanticipated problems or liabilities with respect to any acquisitions that have been or may be completed by MGM or with the integration of an acquired company's operations with those of MGM, and we cannot assure you that the anticipated benefits of any acquisitions and alternatives that have been, or will be, completed by us will be achieved.

Film and Television Library

  We currently own or hold certain distribution rights to over 4,100 theatrically released motion pictures. Our library also contains the largest collection of feature films produced since 1948. In 1948, certain major studios negotiated consent decrees requiring that the studios separate their exhibition businesses from their production and distribution businesses and mandating the divestiture of certain theater holdings. This is generally believed to have triggered greater competition among the studios and an increased emphasis on the potential for commercial success in the development and production stages, resulting in a greater focus on the content and quality of the motion pictures produced and distributed by the studios. We believe that films produced and developed after 1948 generally are more valuable than films that were previously produced and developed.

  In addition to being the largest modern motion picture library in the world, our library is also one of the most critically acclaimed libraries in the motion picture industry, representing one of the largest collections of Academy Award(R)-winning films. The motion pictures in our library have won over 200 Academy Awards(R). Fourteen motion pictures in our library have won the Academy Award(R) for Best Picture: Annie Hall, The Apartment, The Best Years of Our Lives, Dances With Wolves, Hamlet, In the Heat of the Night, Marty, Midnight Cowboy, Platoon, Rain Man, Rocky, Silence of the Lambs, Tom Jones and West Side Story.

  Our library also includes over 8,900 episodes from television series previously broadcast on prime-time network television, cable or in first-run syndication, including episodes of The Addams Family, American Gladiators, Bat Masterson, Cagney & Lacey, Fame, Green Acres, Highway Patrol, In the Heat of the Night, Mr. Ed, The Patty Duke Show, Pink Panther, Sea Hunt and thirtysomething. The television programs in our library have won, among others, 114 Emmy awards and 16 Golden Globe awards.

  Our library includes titles from a wide range of genres, including dramas, comedies, action-adventure movies, westerns and suspense thrillers. We believe that our library's diversity, quality and extensive size provides us with substantial competitive advantages. We seek to continue to build upon these advantages by producing and acquiring new motion pictures across a variety of genres and budget ranges to update and enhance our library. See "-- Production--Motion Picture Production."

  We will continue to implement the strategy of developing new projects from existing library assets. Our library represents a readily-available, "market tested" source of development ideas. For example, in 1999 we had success with the remake of The Thomas Crown Affair and in 1995 we had success with The Birdcage, a remake of La Cage aux Folles. Furthermore, we have successfully expanded the valuable film franchises within our library, most notably the James Bond franchise, with the commercial success of GoldenEye in 1995, Tomorrow Never Dies in 1997 and The World Is Not Enough in 1999. Additionally, we have successfully developed television series based on library motion pictures such as: Poltergeist: The Legacy based on Poltergeist; Stargate SG-1 based on Stargate; and All Dogs Go to Heaven, based on the movie of the same name. We also have produced a remake of Twelve Angry Men and Inherit The Wind as made-for-television movies for Showtime Networks Inc.

  We, together with Danjaq LLC, are the sole owner of all of the James Bond motion pictures. Nineteen James Bond motion pictures in our library are produced and distributed pursuant to a series of agreements with Danjaq. The motion pictures are produced by Danjaq, and we have the right to approve all key elements of the pictures, such as the selection of the director and the leading actors. The copyright in each of the motion pictures is owned jointly by MGM and Danjaq. Generally, we have the right to distribute each of the pictures in all media worldwide in perpetuity or for a term of 15 years. Where our distribution rights are not perpetual, the rights revert to joint control by MGM and Danjaq after expiration of the distribution term. Danjaq owns any television series created that is based on the James Bond motion pictures, and we have the distribution rights to such series. Danjaq controls the merchandising rights with respect to the pictures, and we are entitled to receive a portion of the revenues from all merchandising licenses. Additionally, we control all the marketing rights and the music from The Living Daylights (1987) and all subsequent pictures. All other rights relating to the pictures are controlled jointly by MGM and Danjaq. The agreements contain certain restrictions on the sale or licensing by MGM of any of our rights in the pictures.

  Additionally, two James Bond motion pictures had previously been produced by other parties. In 1967, Columbia and Famous Artists Productions (a subsidiary of MGM) produced Casino Royale pursuant to an earlier license from Ian Fleming and in 1983, Warner Bros. and Taliafilm, Inc. produced Never Say Never Again. In 1998, we acquired the rights to Never Say Never Again and, as discussed in the following paragraph, MGM and Danjaq acquired the rights to Casino Royale in 1999. With these two acquisitions, our library now contains every James Bond motion picture ever made, and we are the only studio to hold such rights.

  On November 17, 1997, MGM and Danjaq filed an action in federal court in Los Angeles against Sony Corporation and related parties relating to a press release issued by Sony Pictures announcing plans to produce a series of new James Bond feature films based on alleged rights that Sony had acquired from Kevin McClory. Mr. McClory had been a producer of Thunderball. On July 29, 1998, the court preliminarily enjoined Sony Pictures and the other defendants from the production, preparation, distribution, advertising or other exploitation in the United States of a James Bond motion picture in any medium and from using the "James Bond" and the "James Bond 007" trademarks in the United States. On March 29, 1999, MGM and Danjaq entered into a settlement agreement with Sony Pictures and related parties that provided for a payment by the Sony parties and an agreement by the Sony parties which effectively makes permanent the court's July 1998 preliminary injunction. Specifically, the Sony parties agreed (i) not to make or distribute any James Bond motion pictures in the United States based on Thunderball or any other purported rights deriving from Mr. McClory, and (ii) not to utilize the "James Bond" and the "James Bond 007" trademarks in the United States. Mr. McClory and his related companies did not participate in this settlement agreement. Under the terms of a separate agreement entered into on March 29, 1999, MGM and Danjaq acquired from Columbia all of Columbia's rights to Casino Royale and the Sony parties agreed to broaden the contractual prohibition regarding making or distributing James

Bond films and the James Bond trademarks, as described above, throughout the world. Mr. McClory did not participate in the settlement and has retained certain counterclaims against MGM and Danjaq for copyright infringement. The trial is currently scheduled to commence on March 28, 2000. See "Item 3. Legal Proceedings."

  We seek aggressively to market and distribute titles in our film library in existing pay and free television, home video and other markets worldwide. We believe that the size of our library allows us to minimize the over-exploitation of any title and therefore better preserve the ongoing value of our library by actively managing the rotation of titles through such markets. During the most recent three-year period, approximately 65 percent of the theatrical motion picture titles and approximately 50 percent of the television title episodes in our library have been exploited. Rather than selling our titles on a single or multi-picture basis, we strive to strategically pool our motion picture and television titles into cohesive programming packages directed at specific markets, including purchasers of large quantity programming and services in emerging markets which may not have their own programming capabilities.

  We also seek aggressively to market and distribute our titles through developing technology. See "--Distribution--Home Video Distribution." We believe that the development and growth of direct broadcast satellite and other new distribution systems may generate significant incremental profits for the industry as the number of channels requiring content grows.

  We have differing types of rights to the various titles in our library. In some cases, we own the title outright, with the right to exploit the title in all media and territories for an unlimited time. In other cases, the title may be owned by a third party and we may have obtained the right to distribute the title in certain media and territories for a limited term. Even if we own a title, we may have granted rights to exploit the title in certain media and territories to others. As of December 31, 1999, we owned outright, or had been granted rights in perpetuity to, approximately 66 percent of the titles in our library. Our rights in the other library titles are limited in time and, pursuant to the terms of the existing arrangements, the rights granted to us, with respect to approximately six percent of the library over the next three years (i.e. through the end of 2002), with respect to another approximately 14 percent over the seven years thereafter (from 2003 to 2010), and with respect to another approximately 14 percent thereafter (from 2010 on). We have generally been able to renew such rights on acceptable terms; however no assurances can be made that we will continue to be able to do so in the future. In accordance with industry practice, for purposes of calculating the size of the library, we include any title that we have the right to distribute in any territory in any media for any term.

  Due to certain long-term pre-paid licenses entered into before 1993 by prior management, we do not expect to receive significant revenue with respect to substantial portions of our library from domestic free and certain major international television markets for the next several years. As of December 31, 1999, the titles included in these licenses represent a cross-section of the titles in the library, including substantially all of the pre-1990 MGM and UA titles, which have been licensed in one or more of the U.S., France and Spain, and approximately 40 percent of the Orion and PolyGram titles, which have been licensed in one or more of France, Spain, Germany and the United Kingdom. See "--Distribution--Television Distribution." We expect to benefit as certain rights to the library that have been previously licensed to others revert to us over time. See "--Distribution."

  Because we have historically derived approximately 40 percent of our revenues from non-U.S. sources, our business is subject to risks inherent in international trade, many of which are beyond our control. These risks include: changes in laws and policies affecting trade, investment and taxes, including laws and policies relating to the repatriation of funds and to withholding taxes; differing degrees of protection for intellectual property; the instability of foreign economies and governments; and fluctuating foreign exchange rates. See "--Regulation," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7A. Quantitative and Qualitative Disclosures about Market Risk."

Production

 Motion Picture Production

  We currently develop and produce theatrical motion picture projects through two separate production entities, MGM Pictures and UA Films. MGM Pictures concentrates on developing and producing mainstream, major studio budget level films. UA Films concentrates on developing, producing and acquiring specialized films with a net cost investment of less than $10 million. Both production units are supported by centralized marketing, sales, legal, physical production and distribution functions.

  MGM Pictures plans to distribute approximately ten to 15 motion pictures annually across a variety of genres and budget ranges. MGM Pictures employs a development staff of creative executives who refine concepts and scripts so that projects are developed to the point that production decisions can be made. MGM Pictures also intends to enter into production alliances with a select group of producers, many of them genre-specific. These producers will develop and produce motion pictures exclusively or semi-exclusively for MGM Pictures and will use their relationships and creative abilities to provide another source of product for MGM Pictures. The ten to 15 pictures distributed by MGM Pictures are anticipated to be a combination of internally developed pictures, pictures developed and/or produced by the allied producers, pictures which are co-produced or co-financed with other major studios or independent partners and pictures acquired through negative pickups or other distribution arrangements.

  MGM Pictures' strategy is to both increase creative diversity and mitigate financial risk in connection with motion picture production. We expect to enhance creative diversity by employing the production alliance strategy discussed above and by entering into selective production agreements with successful established producers such as Lion Rock Prods. (John Woo and Terence Chang), Seth Jaret and Hyde Park Entertainment (David Hoberman and Ashok Amritraj). As an example of this strategy, in July 1999, we entered into an agreement with Miramax Films pursuant to which MGM and Miramax will jointly produce, finance and distribute up to eight motion pictures, relying on our film library as a prominent source of material. Initial titles identified for potential production under this agreement include Cold Mountain, based on the best-selling novel, contributed by us, and the remake of the comedy classic Harvey, contributed by Miramax. Miramax will develop the films under this agreement, which MGM and Miramax will jointly finance. Half of these films will be released domestically by each partner, with the other providing international distribution.

  We also intend to spread the financial risk inherent in motion picture production, as well as increase the breadth of our release slate, by entering into co-production and/or co-financing arrangements such as our agreement with Miramax and our co-production agreement with Universal. In April 1999, we entered into an agreement with Universal that increased our commitment under our existing co-production arrangement by $100 million in production expenses. The motion pictures to be co-produced under the arrangement will be selected over the next three years, but we may incur the related production expenditures over a longer period of time. In addition, we have agreed to co-produce with Universal the feature films Hannibal (the sequel to Silence of the Lambs) and Dragonfly (to be directed by Tom Shadyac). Under our co-production arrangement with Universal, we will distribute both of these pictures in the domestic marketplace, with Universal being responsible for international distribution. We will share the production costs evenly with Universal, and the receipts from the pictures will also be divided evenly between us and Universal.

  We are in the process of establishing UA Films as a filmmaker oriented studio which will release approximately seven to ten motion pictures each year. These motion pictures will be produced or co-produced by UA Films or acquired through negative pickups or other distribution arrangements and will include some motion pictures in a variety of genres generally involving producers and directors, writers or other talent who typically work outside of the studio system as well as lower budget films from established filmmakers. Our investment in such pictures is expected to be significantly less than our investment for pictures produced through MGM Pictures. We believe that this strategy of releasing specialty motion pictures will add greater diversity to our release slate and enhance the library both through the addition of new film product and the building of relationships with up-and-coming producers and directors, writers and other talent. As an example of this strategy, in March 2000, we entered into an agreement with filmmaker Francis Ford Coppola's production company American Zoetrope, for the financing and distribution in the U.S. and Canada of up to ten lower-budget motion pictures to be produced by Zoetrope for UA Films over a three-year period. Under the agreement, we have a "first-look" on such projects developed by Zoetrope. See "Item 13. Certain Relationships and Related Transactions."

  Compared to other major studios, we have entered into, and intend to pursue, fewer traditional producer or talent "overhead" arrangements in which a studio pays a portion of the overhead of creative talent (i.e., producer, director or actor) for the right to receive a "first look" at that party's projects. We generally believe that our capital resources are better allocated to acquire literary properties or the services of talent for a specific project. In addition, our current business plan also calls for our annual release slates to be comprised of proportionately fewer large budget "event" motion pictures than the current release slates of the other major studios.

  We do not own any studio facilities or stages but lease facilities and sound stages on an "as needed" basis in connection with the production of specific motion picture and television projects. We have not experienced any difficulties in leasing appropriate facilities and sound stages when needed.

  Motion picture production and distribution is highly speculative and inherently risky. There can be no assurance of the economic success of any motion picture since the revenues derived from the production and distribution of a motion picture (which do not necessarily bear a direct correlation to the production or distribution costs incurred) depend primarily upon its acceptance by the public, which cannot be predicted. The commercial success of a motion picture also depends upon the acceptance of competing films released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. Further, the theatrical success of a motion picture is generally a key factor in generating revenues from other distribution channels. There is a substantial risk that some or all of our motion pictures will not be commercially successful, resulting in costs not being recouped or anticipated profits not being realized. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The following table details our tentative 2000 domestic theatrical release schedule:

                               Release Schedule

                         Approximate
                           Release
          Title             Date             Summary              Principal Actors
          -----          -----------         -------              ----------------
Supernova...............  Released   Science-fiction thriller James Spader, Angela
                                     about a medical          Bassett, Lou Diamond
                                     spaceship that responds  Phillips, Robert Forster
                                     to a distress signal and
                                     takes on a mysterious
                                     passenger.

Three Strikes(1)........  Released   Determined to avoid his  Brian Hooks, N'Bushe
                                     "third strike" under the Wright, Faizon Love,
                                     California penal code, a David Alan Grier, George
                                     criminal escapes from    Wallace
                                     the scene of a crime
                                     where his hilarious
                                     adventures ensue.

Return to Me............ April 2000  A man falls in love with David Duchovny, Minnie a woman only to discover Driver
                                     that she has received a
                                     heart transplant from
                                     his deceased wife.
Crime and Punishment
 in Suburbia............ Spring 2000 A modern adaptation of   Monica Keena, Ellen
                                     Dostoevsky's classic     Barkin, Vincent
                                     novel, set in today's    Kartheiser, James De
                                     American suburbs.        Bello

                            Approximate
          Title             Release Date           Summary              Principal Actors
          -----             ------------           -------              ----------------
Mr. Accident............    Spring 2000    A janitor meets the      Yahoo Serious, Helen
                                           woman of his dreams and  Dallimore
                                           joins her in trying to
                                           thwart the tobacco
                                           industry's nefarious
                                           plans.
Things You Can Tell Just
 By Looking at Her......    Summer 2000    An ensemble drama that   Cameron Diaz, Glenn
                                           explores the hopes,      Close, Calista
                                           dreams, loves and losses Flockhart, Holly Hunter,
                                           of several women living  Amy Brenneman, Gregory
                                           and working in Los       Hines, Kathy Baker
                                           Angeles.

Autumn in New York......  Summer/Fall 2000 Romantic drama about an  Richard Gere, Winona aging playboy who falls  Ryder
                                           for a sweet, but
                                           terminally ill, young
                                           woman.

Dancing in the Dark.....  Fall/Winter 2000 A wealthy businessman    Antonio Banderas,
                                           marries a young woman he Angelina Jolie
                                           knows only through
                                           correspondence, then
                                           learns about her
                                           ulterior motives.

Antitrust...............  Fall/Winter 2000 A computer programmer's  Ryan Phillipe, Rachel
                                           dream job at a hot       Leigh Cooke, Clare
                                           Silicon Valley firm      Forlani, Tim Robbins
                                           turns nightmarish when
                                           he discovers his boss
                                           has a secret and
                                           ruthless means of
                                           dispatching antitrust
                                           problems.

Kingdom Come............  Fall/Winter 2000 A young couple, their    Peter Mullan, Charlize
                                           gold rush dream turning  Theron, Wes Bentley,
                                           sour as they travel,     Milla Jovovich,
                                           meet a tired old miner   Nastassja Kinski, Sarah
                                           with whom they make an   Polley
                                           unlikely exchange.

The Breakers............    Winter 2000    A beautiful mother and   Sigourney Weaver,
                                           daughter are a con       Jennifer Love Hewitt,
                                           artist team in a clever  John Cleese
                                           marry-for-money scam
                                           whose "business"
                                           threatens to fall apart
                                           when one of them rebels
                                           and falls in love.

--------
(1) We have entered into a "rent-a-system" arrangement where all production and distribution costs are funded by third parties.

  We may revise the release date of a motion picture as the production schedule changes or in such a manner as we believe is likely to maximize revenues. Additionally, there can be no assurance that any of the motion pictures scheduled for release will be completed, that completion will occur in accordance with the anticipated schedule or budget, or that the motion pictures will necessarily involve all of the creative talent listed above. See the discussion above in "--Motion Picture Production."

 Television Production

  We have in the past engaged in the development and production of episodic television series, mini-series and movies for distribution on domestic and international television networks, local independent and network-affiliated television stations, pay television networks, basic cable networks and home video. Since the re-establishment of our television series production operations in 1994, we have obtained commitments for approximately 1,035 hours of television programming, of which approximately five percent remained to be aired as of December 31, 1999. Historically, our television activities were focused on the traditional network production business and made-for-television movies, and many of the television programs in our library were produced as network series. However, since the networks have substantially lowered the license fees as a percentage of the budget for network television programming in recent years, resulting in significantly larger production investment risks for the producers of such programming, we altered our television strategy in 1994. See "--The Motion Picture and Television Industry."

  Since 1994, we have focused primarily on the development and production of series for the first-run syndication business, which involves a lower production investment risk for us, and movies and mini-series for both network and off-network broadcasters. Our strategy is designed to (a) minimize up-front capital investment through the production of series for the first-run syndication business and through co-production arrangements, (b) minimize risks associated with large deficit financing by developing product such as two-hour movies or mini-series that generally offer stable, predictable cash flows, (c) use valuable library assets such as The Outer Limits, Poltergeist, Stargate and All Dogs Go to Heaven to develop recognizable products with enhanced marketability and (d) develop alternative types of programming, such as animated cartoon strips, talk shows, variety/magazine shows such as National Enquirer TV and reality-based programming such as LAPD--Life on the Beat.

  As part of our strategy, in 1994 we entered into a programming arrangement with Showtime whereby we provided television series and movies for premiere on Showtime. Showtime agreed to license from us exclusive U.S. pay television rights to the following television series: (a) 132 hours (six seasons) of The Outer Limits (winner of the Cable Ace award for Best Dramatic Series in 1995 and 1996) of which 22 hours remained to be aired as of December 31, 1999; (b) 66 episodes (three seasons) of Poltergeist: The Legacy of which no episodes remained to be aired as of December 31, 1999; and (c) 88 episodes (four seasons) of Stargate SG-1 of which 30 episodes remained to be aired as of December 31, 1999. We have no further commitments from Showtime with respect to these series. Following their initial exhibition cycle on Showtime, we exploit these programs further in other markets. In this respect, we entered into a license agreement with Sci-Fi Channel for the exclusive domestic basic cable exhibition rights of The Outer Limits, Poltergeist: The Legacy and Stargate SG-I. Additionally, we produced 22 new episodes of Poltergeist for USA/Sci Fi, of which no episodes remained to be aired as of December 31, 1999.

  The programming agreement with Showtime also includes a commitment by Showtime to license made-for-television movies from us, seven of which remained to be produced as of December 31, 1999.

  In 1998, we obtained a commitment from Paxson Communications to license 88 episodes of Flipper, a one-hour series, which includes a production order for 44 episodes, all of which have been delivered. The series began airing in fall 1998 on Paxson's PAX NET network, comprised principally of owned and operated stations which cover in excess of 65 percent of U.S. television households.

  In addition to National Enquirer TV, which premiered in first-run syndication in September 1999, we are developing the following additional series to begin airing no earlier than September 2000: Sex Wars, a daily half-hour game show for first-run syndication; Chat Room America, a nightly, interactive talk show for network or cable television; and a new American Gladiators series to be financed and distributed domestically by Tribune. We are also in the process of developing series such as: The Love Files, a half-hour talk/game show for first-run syndication; Bull Durham, a one-hour dramatic adaptation of our 1988 feature film for network or first-run syndication; Sea Hunt, a one-hour action show based upon our 1960s adventure series; Mystic Pizza, a one-hour dramatic adaptation of our 1988 feature film for network or first-run syndication; The Thomas Crown Affairs, a one-hour adaptation of our popular feature film for network or first-run syndication; and Urban Legends, a one-hour anthology series for first-run syndication.

  From time to time, we may produce series for network television on a selective basis, which typically require deficit financing but generally offer the potential for greater financial return. In our first sale of a series to network television since 1994, we produced a two-hour pilot and 21 episodes of The Magnificent Seven for CBS during the 1997/98 and 1998/99 broadcast seasons. We have no further commitments from CBS with respect to this series.

  We intend to pursue joint ventures, co-productions and other partnering arrangements for some of our existing or future series in order to minimize the up-front capital investment and limit the financial risk to us with respect to the production of those series.

  Since our ability to recover production costs and realize profits on our television programs depends on various factors, including but not limited to the programs' acceptance by the public, fluctuations in prevailing advertising rates, and the ability to distribute the programs subsequent to their first-run license, there can be no assurance that we can recover the production costs or realize profits on any television series. Thus, there is a substantial risk that some or all of our television projects will not be commercially successful, resulting in costs not being recouped or anticipated profits not being realized. See "--Distribution" and "--Competition." In addition, our focus on first-run syndicated television programming is generally licensed based on a pilot episode that we finance. If an insufficient number of stations license the programming, our pilot costs will not be recouped. There is also financial exposure to us after the programming is licensed to the extent that advertising revenues and/or license fees we receive are not sufficient to cover production costs. Moreover, we may have certain financial obligations to the producer of a first-run syndicated series if we cancel production prior to commencement of production for any broadcast season for which the series was licensed.

Distribution

 Theatrical Distribution

  General. The initial step in the release of a motion picture is the booking of engagements with theatrical exhibitors. The exhibitors retain a portion of admissions paid at the box office, which generally includes a fixed amount per week, as well as a percentage of the gross receipts that escalates over time. A studio's or other producer's (or third party distributor's) share is generally approximately 50 percent of gross box office receipts, although that percentage has generally decreased in recent years and varies depending upon factors such as market competition and the overall performance of the film.

  We intend to release a slate of films appealing to a wide variety of audiences. By strategically timing the release of our motion pictures throughout the year, we intend to avoid some of the risks posed when a motion picture is inappropriately released during the most crowded and competitive box office seasons. We believe that this strategy is unlikely to have a negative impact on our ability to generate home video rentals.

  All motion pictures that we release theatrically in the U.S. and Canada, whether produced by MGM Pictures, UA Films or third parties, are marketed and distributed by MGM Distribution Co. Additionally, we currently distribute our motion pictures in theatrical markets outside of the U.S. and Canada through UIP, a partnership owned equally by us, Paramount and Universal. UIP is the largest theatrical motion picture distribution company outside the U.S., with distribution activities in over 50 countries. UIP has a cost sharing arrangement that requires each partner to be responsible for one-third of UIP's annual operating overhead. UIP charges each partner a distribution fee of 35 percent of gross theatrical receipts until the fee equals one-third of the annual operating costs of the partnership, and thereafter a negotiated percentage of any additional gross receipts as a fee for incremental use of the organization. Each partner bears all of its own releasing costs and retains all cash flow from its pictures after payment of fees. As discussed in the following paragraph, we will be exiting the UIP venture no later than November 1, 2000. See "--Regulation."

  In June 1999, we entered into an agreement with Fox pursuant to which Fox will provide distribution services for our films in the international theatrical market. This distribution arrangement will take effect at the expiration of our license agreement with UIP, no later than November 1, 2000. Although Fox will be servicing international theatrical distribution activities on our behalf, we have reserved broad powers to direct and control the handling and release of our films. We believe that this arrangement with Fox will reduce the amount of fixed overhead related to the distribution of our theatrical product in the international marketplace.

  Co-Production and Distribution Agreements. In addition to producing motion pictures independently, we enter into co-production agreements, such as those with Miramax and Universal, split rights deals and similar arrangements under which we retain certain distribution rights with respect to a picture and share the cost of production with a partner that obtains other rights. While such agreements limit our risk relating to a motion picture's performance as they reduce our production costs, such agreements also limit profitability. We also acquire rights to distribute films through negative pickup arrangements under which we acquire a completed motion picture, or certain rights therein, from a third party. Under co-production agreements, split rights deals or negative pickup arrangements, we may be committed to spend specified amounts for prints and advertising. Additionally, we occasionally enter into "rent-a-system" arrangements under which we provide distribution services to an independent film company for a percentage distribution fee. Under rent-a-system arrangements, the independent film company generally is responsible for all print and advertising costs. These types of arrangements may be entered into before, during or after production of a particular motion picture.

  Theatrical Marketing. Our theatrical marketing department consists of five functional groups: research, media planning, advertising, promotion and publicity. The objective of the marketing department is to maximize each motion picture's commercial potential by designing and implementing a marketing campaign tailored to appeal to the picture's most receptive audience. The marketing process begins with research before a motion picture is completed. The research department determines, through audience screenings and focus groups, a motion picture's appeal to its most likely target audience. The marketing group begins to develop marketing materials well in advance of a motion picture's scheduled theatrical release. The marketing campaign generally begins six months before release with the circulation of teaser trailers, posters and exhibitor advertising materials. The campaign becomes more aggressive two to three months before release as full-length trailers are released in theaters and additional materials are sent to exhibitors. Finally, a national media campaign is launched four to five weeks before opening day. This media campaign generally involves advertising a picture's release on national television, including network prime time and syndication markets, national cable and radio and in magazines, newspapers and specific target markets. In addition, public appearances, such as television talk shows, are arranged for a picture's stars in order to promote the film. The entire process is managed by our in-house staff, although outside agencies are frequently retained to provide creative services.

 Home Video Distribution

  Our marketing and distribution strategy in the home video market domestically and internationally is to (a) market our motion picture and television titles in cohesive promotions, (b) create branded product lines,
(c) adapt to a maturing home video rental market and a growing DVD market (d) release new motion pictures into the home entertainment market at the time of the year that we believe will generate the most sales without diminishing revenues from other markets. We have recently repackaged and repriced a number of library titles through the creation of various branded lines. Examples of these branded lines include MGM's Movie Time, Contemporary Classics, Avant Garde, Vintage Classics, Documentaries and Midnite Movies. We believe this strategy has resulted in increased shelf space in video retail stores and that this increased visibility has led to increased sales of library titles. This strategy has also been used to expand the sales and distribution of the Orion catalog titles. The addition of the PolyGram library titles acquired in 1999 is expected to enhance the longevity and sales potential of our existing branded lines and contribute to the creation of new branded lines. Additionally, in connection with new films which we release into the market, we often release related library films, or groups of library films, in order to increase sales of both the library films and new releases. An example is the worldwide re-release of the James Bond video catalog conducted in connection with the November 1999 theatrical release of The World Is Not Enough. We intend to continue this strategy of packaging groups of films or film franchises and releasing them in connection with the releases of our most highly visible new films.

  MGM Home Entertainment Inc. manages the marketing and distribution of both current feature motion pictures and library product of MGM Studios and Orion and their subsidiaries in the home video and other home entertainment markets.

  In 1990, as part of the acquisition of MGM/UA by Pathe, MGM-Pathe (the predecessor in interest to MGM Studios), MGM/UA and UA Pictures entered into a long-term agreement with the predecessor to Warner Home Video, granting to Warner Home Video certain home video distribution rights with respect to new motion pictures and the motion picture library of MGM/UA and UA Pictures throughout the world for a distribution fee expressed as a percentage of worldwide home video revenues. The Warner Home Video agreement was originally scheduled to expire in May 2003, with the home video rights of each of the films still covered by the

Warner Home Video agreement at that time reverting to us five years after the film's initial availability in the U.S. home video market. In 1999, we entered into an agreement with Warner Home Video and Turner to accelerate the expiration of the Warner Home Video agreement. Under this agreement, Warner Home Video completed its distribution of certain of our product in the home video marketplace on January 31, 2000. As part of this agreement, (a) we paid Warner Home Video $225.0 million and (b) we reconveyed as of January 1, 1999 to Warner Home Video our right to distribute in the home video markets worldwide until June 2001, approximately 2,950 titles from the Old MGM library, the Turner library and all pre-1949 Warner titles, which titles had been serviced under the Warner Home Video agreement.

  Even with the Warner Home Video agreement in effect, our home video sales have increased since 1993. From 1993 to 1999, we increased our annual worldwide home video gross revenue from feature films by 50 percent, from $243.0 million to $364.5 million. We believe that this increase is in part a result of more effective and efficient marketing, the distribution of more current product, the distribution of more titles due to the Orion acquisition, the renegotiation of key vendor relationships, a reorganization of our distribution infrastructure and the emergence of DVD and e-commerce sales.

  We have handled the distribution of our product in the domestic home video market since February 2000. We believe that the agreement to terminate the Warner Home Video agreement, our transition to self-distribution in the domestic market and our international agreement with Fox, as discussed below, will enable us to manage home video distribution in a more cost-effective manner and further increase sales and profitability. Although we have experienced video distribution management, we cannot assure you that we will not encounter unanticipated problems related to the early termination of the Warner Home Video agreement or the establishment of our own distribution infrastructure, nor can we assure you that we will realize the anticipated benefits of self-distribution in the domestic home video marketplace or distribution through Fox in the international home video marketplace.

  In June 1999, we entered into an agreement with Fox pursuant to which Fox will provide distribution services for our films in the international home video market. This distribution arrangement became effective on February 1, 2000. Although Fox will be servicing international home video distribution activities on our behalf, we have reserved broad powers to direct and control the handling of our home video product.

  We have entered into revenue sharing agreements for our new releases and certain library titles pursuant to which we lease titles to rental establishments and receive a percentage of the consumer rental revenues generated from such titles. We anticipate that we will continue to enter into more of such agreements in the future. Although we can give you no assurance, in part because of the recent introduction of these arrangements in the industry, we believe that such arrangements may increase our revenues from the home video rental market by allowing us to participate in increased revenues from successful titles even though these revenues will be received over a longer period.

  We intend to capitalize on new distribution technologies and emerging distribution formats such as DVD, a high-quality mass-produced delivery system for video and audio data. We believe that we have positioned ourselves to benefit from the rapid market growth of the DVD format. The DVD hardware installed base in the United States grew from over one million households at the beginning of 1999 to over four million households by the end of 1999, with a projected base of ten million households by the end of 2000. This rapid growth, combined with the strong desire among new DVD owners to create new film collections, will continue to be a source of incremental profitability for us in the near future. We intend to continue rapid expansion of our DVD library product into 2001. The development and/or emergence of such distribution technologies, platforms and formats, however, may create new risks to the Company's ability to protect its intellectual property.

 Television Distribution

  General. We generally license our current theatrical motion pictures for pay television through output agreements pursuant to which films not yet produced are pre-licensed for a specified fee paid on delivery. We believe that output agreements with international distributors with recognized expertise are beneficial as they assure that a significant advance will be received for a given territory and that a prominent distributor with recognized distribution and marketing capabilities will distribute the picture in such territory.

  We intend to enter into relatively short-term licenses of our library motion pictures for pay and free television in packages that are strategically designed for the relevant marketplace. We have created a proprietary database for use by our sales force which contains detailed information on each of our films, including dates of availability, media controlled by us, sales history, genre, format, length, stars, soundtrack, etc. The sales force can utilize this information in order to create strategically designed packages of motion pictures based on one or more various criteria. We believe that this system provides our sales force with an advantage in a competitive marketplace that requires large amounts of diverse content and is becoming more receptive to packaged programming.

  Domestic Pay Television. We have a theatrical motion picture output agreement with Showtime requiring our future theatrical motion pictures to air on Showtime's pay television network. The first output period expires upon the first to occur of August 31, 2001 or the delivery of 150 pictures (other than specialty pictures) under the agreement. As of December 31, 1999, we had delivered 45 pictures to Showtime. The second output period commences on September 1, 2001 and expires upon the first to occur of December 31, 2003 or the delivery of 65 additional pictures (other than specialty pictures). Additionally, the agreement requires our future specialty motion pictures (i.e., pictures released under the UA Films logo) to air on Showtime's pay television network. The output period for specialty motion pictures expires upon the first to occur of December 31, 2003 or the delivery of 50 specialty motion pictures. The license fees for each picture are determined according to a formula based on U.S. theatrical rentals of such picture, with special provisions applicable to the specialty motion pictures.

  Our subsidiary, Orion, has a theatrical motion picture output agreement with HBO requiring future theatrical motion pictures produced and distributed by Orion to air on HBO's pay television network. The license fees for each picture are determined according to a formula based on U.S. theatrical rentals of such picture. The agreement expires on December 31, 2001, but HBO has the right to extend the agreement through December 31, 2006.

  Domestic Free Television. We distribute our feature motion pictures to U.S. and Canadian networks, local television stations in the U.S. and Canada and basic cable networks. We also generate revenue by granting syndication licenses on a barter basis. Barter syndication allows the television stations to license our product in exchange for a portion of the local commercial airtime. We, in turn, sell commercial airtime to advertisers on a national basis, while the television stations retain a portion of the commercial air time for local advertisers. We have used outside barter companies to sell television spots to advertisers in the past, but we commenced our own barter sales business in 1996.

  In connection with the acquisition of MGM/UA by Pathe in November 1990, MGM-Pathe licensed the domestic free television rights to a substantial portion of its library (the UA library and the post-1986 MGM/UA titles in theatrical release at the time, constituting approximately 850 titles) and selected television programs to Turner for a period of ten years beginning from the availability of each such product in that market. The license excludes motion pictures released theatrically after 1987. The Turner license was amended in 1999 to extend Turner's license period by approximately one year, to reconvey 200 titles from the license to us and to allow us to use the remaining product licensed to Turner, on a non-exclusive basis, on MGM branded cable or satellite channels that we may develop in the future. With respect to most of the motion pictures and television programming covered by the Turner license, the domestic free television rights revert to us between 2002 and 2005. We expect to receive relatively little revenue from the licensing of the product covered by the agreement with Turner in the domestic free television market until such product reverts to us. We believe that, due to the significant increases in licensing fees for domestic television since 1990, the expiration of the Turner license and our subsequent ability to freely license the library in this market, together with our ability to utilize these titles on MGM branded cable and satellite channels, will generate incremental revenue for us. See "--Film and Television Library."

  International Pay and Free Television. We currently distribute our motion pictures and television product through pay television licenses in over 90 territories. We have output agreements with licensees in major territories, including Germany, France, the United Kingdom, Spain, Japan, Latin America and Brazil. In 1999, we received $66.8 million in revenue from international pay television distribution, accounting for six percent of our total revenue for the year.

  We currently distribute our motion pictures and television product through free television licenses in over 100 territories. In 1999, we received $158.1 million in revenues under these agreements, accounting for 14 percent of our total revenues for the year. These license arrangements typically provide licensees with the right to exhibit the licensed motion pictures on television for a specific number of airings over a period of three to seven years.

  However, in connection with the acquisition of MGM/UA by Pathe in November 1990, MGM-Pathe entered into long-term licenses of pay and free television rights for theatrical and television movies and, in some cases, television series in its library at that time with United Communications (France) and F.O.R.T.A. (Spain). A similar agreement had been entered into in 1984 with Degeto Film (Germany). Substantially all of the license fees under these long-term licenses have already been paid to us, and therefore, we do not expect to receive significant revenue from these licenses in future periods. With respect to most of the motion pictures licensed to United Communications, the rights granted currently revert to us through 2003. The James Bond features were excluded from such license. With respect to most of the motion pictures licensed to F.O.R.T.A., the free television rights are currently reverting to us through the end of 2000. The distribution rights to the motion pictures and television series licensed under the original Degeto agreement were scheduled to return to us incrementally through 2010. In January 2000, however, we amended the Degeto agreement to reclaim non-exclusive pay television rights in Germany to the approximately 425 titles subject to the license, effective January 1, 2000, and to extend Degeto's now non-exclusive license period on a majority of such licensed titles by approximately 18 months. This recent agreement with Degeto now provides us with an opportunity to generate incremental revenue in Germany's pay television market. See "--Film and Television Library."

  Additionally, Orion entered into certain long-term licenses covering a significant number of its library motion pictures in the international free and pay television markets. Orion had already received substantially all of the license fees under these licenses, prior to our acquisition of Orion, and therefore, we do not expect significant revenue from these licenses in future periods. Orion also licensed titles to Capitol Film and TV International (Germany), Compagnie Luxembourgeoise de Telediffusion (France), British Sky Broadcasting (the United Kingdom), Film Finance Group, Inc. and Principal Network Limited (Italy) and Televisio de Catalunya, S.A. (Spain). The distribution rights granted to Capitol Film and TV International revert to Orion in 2025. The distribution rights granted to Compagnie Luxembourgeoise de Telediffusion revert to Orion between 2009 and 2019. The distribution rights granted to British Sky Broadcasting currently are reverting to Orion, with such reversion being complete in 2002. The distribution rights granted to Film Finance Group, Inc. and Principal Network Limited revert to Orion through 2012. The distribution rights granted to Televisio de Catalunya, S.A. currently are reverting to Orion, with such reversion being complete in 2010. We believe that, due to the importance of France, Spain, the United Kingdom and Italy and the significant increases in licensing fees for television in these markets since 1990, the expiration of these licenses and our subsequent ability to freely license our library in these markets could create substantial incremental revenue.

  The MGM/UA and Orion licenses discussed above (in "--Domestic Free Television" and "--International Pay and Free Television") cover a cross-section of the motion pictures in our library. Although we exploit the remaining titles in the library in these markets, they do not generate significant revenues.

  In addition to licensing packages of films, we hold equity positions ranging from approximately five percent to 25 percent in joint ventures such as LAPTV, Telecine, Star Channel and Movie Network Channels, which are emerging international premium film satellite television networks broadcasting in different territories around the world. We have entered into license agreements with respect to each of LAPTV, Telecine, Star Channel and Movie Network Channels, licensing theatrical and television motion pictures to each of the ventures.

  Branded Cable and Satellite Channels. We believe that pursuing our strategy of providing strategically pooled, branded MGM programming through the licensing of programming packages to cable networks and television broadcasters, as well as through the development of new channels of distribution that deliver our programming, will provide opportunities in the international marketplace as foreign countries continue to develop cable television infrastructures and satellite television becomes more available. We cannot assure you that we will have the financing that may be necessary for such acquisitions or investments, that we will consummate such transactions or that we will be able to realize any anticipated benefits from any such transactions.

  In May 1998, MGM and an indirect subsidiary of United International Holdings combined our respective Latin American cable programming businesses into a joint venture to form MGM Networks Latin America. Under the terms of the joint venture, we acquired a 50 percent equity interest in the venture by contributing our branded Brazilian channel which began operations in December 1997. In turn, UIH contributed its 100 percent interest in United Family Communications, which produces and distributes Casa Club TV to satellite and cable television distributors throughout Latin America and Brazil, for a 50 percent interest in the joint venture. We share equally in the profits of the venture and as of December 31, 1999, are obligated to fund 50 percent of the joint venture's expenses up to an additional $5.5 million. We have funded approximately $18.5 million to the venture as of December 31, 1999. We have a license agreement with MGM Networks Latin America, licensing certain motion pictures and trademarks to the venture. The joint venture is based in Coral Gables, Florida. MGM Latin America and MGM Brazil are general entertainment channels programmed by the joint venture primarily with MGM theatrical and television product. Casa Club TV is a lifestyle channel offering home and garden, food and other lifestyle programming. As of December 31, 1999, MGM Networks Latin America distributed its signal to approximately 5.0 million homes in 16 countries throughout Latin America.

  In January 2000 we entered into an agreement with Tel-Ad (Israel), to establish a movie channel showcasing the MGM film library in the region. We will hold a 35 percent equity interest in the channel, which is expected to launch in the second quarter of 2000 and is expected to be available on basic cable to more than 80 percent of total television households in Israel. We have entered into a licensing agreement with the channel and will receive a branding fee for the channel's use of the MGM brand.

Trademarks and Consumer Products

  We own the registered trademarks Metro-Goldwyn-Mayer, MGM, United Artists, UA, Orion, Cannon and variations thereof, as well as trademarks, logos and other representations of characters, such as The Pink Panther, from motion pictures and television series we produced or distributed. In 1999, we received $10.7 million in revenue from the licensing of these trademarks, logos and other representations.

  We believe that the MGM name and its lion logo are among the most recognized in the world, evoking images of classic Hollywood. We believe that the name and logo represent assets of which the value has been substantially unrealized in the past. We plan to pursue a focused branded strategy that will capitalize upon our name and logo and seek licensing opportunities for such name and logo, as well as our other trademarks, in a range of product categories and distribution channels.

  In February 1980, our predecessor-in-interest granted to a predecessor-in-interest to MGM Grand, Inc. an exclusive open-ended royalty-free license, which was amended in 1992 and further amended in 1998. Pursuant to the license, as amended, MGM Grand, Inc. has the right to use certain trademarks that include the letters "MGM," as well as logos and names consisting of or related to stylized depictions of a lion, in its resort hotel and/or gaming businesses and other businesses that are not related to filmed entertainment. In 1986, MGM/UA granted MGM Grand Air, Inc. an exclusive open-ended royalty-free license to use one of its logos consisting of a stylized depiction of a lion in Grand Air's airline business. See "Item 13. Certain Relationships and Related Transactions." For additional information regarding our operating segments, see the Consolidated Financial Statements and the Notes thereto.

Competition

  Motion picture production and distribution are highly competitive businesses. We face competition from companies within the entertainment business, as well as alternative forms of leisure entertainment. We compete with the other major studios, numerous independent motion picture and television production companies, television networks and pay television systems for the acquisition of literary properties, the services of performing artists, directors, producers and other creative and technical personnel and production financing. Numerous organizations with which we compete in the motion picture industry have significantly greater financial and other resources than MGM, while the independent production companies may have less overhead than MGM. Most of the other major studios are part of large diversified corporate groups with a variety of other operations, including television networks and cable channels, which can provide both means of distributing their products and stable sources of earnings that offset the fluctuations in the financial performance of their motion picture and television operations. See "--Distribution--Television Distribution."

  In addition, our motion pictures compete for audience acceptance and exhibition outlets with motion pictures produced and distributed by other companies. As a result, the success of any of our motion pictures is dependent not only on the quality and acceptance of a particular picture, but also on the quality and acceptance of other competing motion pictures released into the marketplace at or near the same time. The number of films released by our competitors, particularly the other major film studios, in any given period may create an oversupply of product in the market, thereby potentially reducing our share of gross box office admissions and making it more difficult for our films to succeed.

  Competition is also intense within the television industry. There are numerous suppliers of television programming, including the networks, the television production divisions of the major studios and independent producers, all of which compete actively for the limited number of available broadcast hours. Our programming competes with first-run programming, network reruns and programs produced by local television stations. Competition is also intense in supplying motion pictures and other programming for the pay television and home video markets. Numerous organizations with which we compete in the television industry have significantly greater financial and other resources than MGM.

  The entertainment industry in general, and the motion picture and television industry in particular, are continuing to undergo significant changes, primarily due to technological developments. Due to this rapid growth of technology, shifting consumer tastes and the popularity and availability of other forms of entertainment, it is impossible to predict the overall effect these factors will have on the potential revenue and profitability of feature-length motion pictures and television programming.

Employees

  As of December 31, 1999, we had approximately 890 full-time and part-time regular employees in our worldwide operations. Of that total, approximately 90 were primarily engaged in production and development, approximately 320 were primarily engaged in sales, marketing and distribution and approximately 480 were primarily engaged in management and administration. Approximately 140 of our employees are currently covered by employment contracts. We also hire additional employees on a picture-by-picture basis in connection with the production of our motion pictures and television programming. The salaries of these additional employees, as well as portions of the salaries of certain full-time employees who provide direct production services, are typically allocated to the capitalized cost of the related motion pictures or television programming. We believe that our employee and labor relations are good.

  Approximately 25 of our current employees (and many of the employees that we hire on a project-by-project basis) are represented under industry-wide collective bargaining agreements with various unions, including the Writers Guild of America, the Directors Guild of America, the Screen Actors Guild, and the International Alliance of Theatrical Stage Employees. A strike, job action or labor disturbance by the members of any of these organizations may have a material adverse effect on the production of a motion picture or television program within the United States.

Regulation

  In 1994, the U.S. was unable to reach agreement with its major international trading partners to include audiovisual works, such as television programs and motion pictures, under the terms of the General Agreement on Trade and Tariffs Treaty. The failure to include audiovisual works under GATT allows many countries (including members of the European Union, which consists of Austria, Belgium, Denmark, Germany, Greece, Finland, France, Ireland, Italy, Luxembourg, The Netherlands, Portugal, Spain, Sweden and the United Kingdom) to continue enforcing quotas that restrict the amount of U.S. produced television programming which may be aired on television in such countries. The European Union Council of Ministers has adopted a directive requiring all member states of the European Union to enact laws specifying that broadcasters must reserve, where practicable, a majority of their transmission time (exclusive of news, sports, game shows and advertising) for European works. The directive must be implemented by appropriate legislation in each member country. Under the directive, member states remain free to require broadcasters under their jurisdiction to comply with stricter rules. For example, France requires that original French programming constitute a required portion of all programming aired on French television. These quotas generally apply only to television programming and not to theatrical exhibition of motion pictures, but quotas on the theatrical exhibition of motion pictures could also be enacted in the future. We cannot assure you that additional or more restrictive theatrical or television quotas will not be enacted or that countries with existing quotas will not more strictly enforce such quotas. Additional or more restrictive quotas or more stringent enforcement of existing quotas could materially and adversely affect our business by limiting our ability to exploit fully our motion pictures internationally.

  Distribution rights to motion pictures are granted legal protection under the copyright laws of the U.S. and most foreign countries, which laws provide substantial civil and criminal sanctions for unauthorized duplication and exhibition of motion pictures. We seek to take appropriate and reasonable measures to secure, protect and maintain or obtain agreements to secure, protect and maintain copyright protection for all of our motion pictures or television programming under the laws of applicable jurisdictions. Motion picture piracy is an international as well as a domestic problem. Motion picture piracy is extensive in many parts of the world, including South America, Asia (including Korea, China and Taiwan), the countries of the former Soviet Union and other former Eastern bloc countries. In addition to the MPAA, the Motion Picture Association, the American Film Marketing Association and the American Film Export Association monitor the progress and efforts made by various countries to limit or prevent piracy. In the past, these various trade associations have enacted voluntary embargoes of motion picture exports to certain countries in order to pressure the governments of those countries to become more aggressive in preventing motion picture piracy. In addition, the U.S. government has publicly considered trade sanctions against specific countries which do not take steps to prevent copyright infringement of U.S. produced motion pictures. There can be no assurance that voluntary industry embargoes or U.S. government trade sanctions will be enacted. If enacted, such actions could impact the amount of revenue that we realize from the international exploitation of our motion pictures depending upon the countries subject to such action and the duration of such action. If not enacted or if other measures are not taken, the motion picture industry (including MGM) may continue to lose an indeterminate amount of revenues as a result of motion picture piracy.

  Article 85(1) of the Treaty of Rome prohibits certain agreements and concerted practices which prevent, restrict or distort trade within the European Union. In 1989, after several years of proceedings before the European Commission, UIP received an exemption from Article 85(1) with respect to its theatrical distribution activities in the European Union. In connection with this exemption, UIP gave certain undertakings to the European Commission. The 1989 exemption expired in 1993, and UIP filed an application seeking renewal of such exemption. In July 1996, the European Commission conducted unannounced visits of four of UIP's offices in Europe, interviewing officers and copying documents. These visits were based on complaints submitted to the European Commission by third parties, to the effect that UIP was acting in an anti-competitive manner and was not complying with certain of the undertakings given by it in connection with receiving the 1989 exemption. In addition, in January 1998, the Competition Directorate of the Commission of the European Communities issued a Statement of Objections in response to UIP's renewal application. The Statement of Objections indicated that, although a final decision had not been taken, the Commission was of the opinion that the exemption granted to UIP in 1989 should not be extended and that UIP should be required to cease operations in the European Union. UIP responded to the Statement of Objections in May 1998 and a hearing was held before the European

Commission in late September 1998. In July 1999, the European Commission published an official notice in the Official Journal of the European Communities stating its intention to take a favorable view of the UIP case, subject to certain amendments to the various UIP agreements and certain additional understandings. In September 1999, the European Commission renewed UIP's exemption.

  On February 2, 1999, the United States Department of Justice (Antitrust Division), in the course of an antitrust investigation, issued a civil investigative demand to us, requiring us to produce certain documents and answer certain interrogatories concerning conduct, activities or proposed action in the motion picture exhibition industry. We believe that similar demands were issued to other major studios. We have complied with the civil investigative demand. See "Item 3. Legal Proceedings."

  On June 1, 1999, President Clinton asked the Department of Justice and the Federal Trade Commission to study the extent to which the video game, music and movie industries market violent content to children and whether those industries are abiding by their own voluntary rating systems and regulations. On January 3, 2000, we, along with the other major studios, received a request for information from the Federal Trade Commission in connection with the study. We are voluntarily cooperating with the Federal Trade Commission on providing information for this study. See "Item 3. Legal Proceedings."

  The Code and Ratings Administration of the MPAA assigns ratings indicating age-group suitability for theatrical distribution of motion pictures. We have followed and will continue to follow the practice of submitting our pictures for such ratings. As a substantial number of our films are rated "R," under rules enforced by theatrical exhibitors, children under certain ages may attend the applicable motion picture only if accompanied by an adult.

  United States television stations and networks as well as foreign governments impose content restrictions on motion pictures that may restrict in whole or in part exhibition on television or in a particular territory. There can be no assurance that such restrictions will not limit or alter our ability to exhibit certain motion pictures in such media or markets.

Item 2. Properties

  We lease approximately 375,000 square feet of office space, as well as related parking and storage facilities, for our corporate headquarters in Santa Monica, California under several leases which generally expire in May 2003. We also lease approximately 27,000 square feet in New York City for our East Coast publicity, marketing and theatrical and television distribution offices under a lease that expires in June 2004. Additionally, we lease approximately 40,000 square feet of office space in Los Angeles, California, which has been used by Orion, under a lease that expires in January 2004. The current monthly rent for the above properties is approximately $1.1 million in the aggregate (in addition to taxes, insurance and certain expenses paid by us). We sublease to third parties the office space used by Orion prior to its acquisition by us. In addition, we maintain small home entertainment and domestic theatrical and television distribution branches in various locations in the United States and Canada and have small international television distribution offices in London and Sydney. Our current monthly rent for the warehouse and storage facilities that house, among other things, our film and video inventory, records, furniture and artwork, is approximately $250,000. We also lease studio facilities and stages from unaffiliated parties on an as-needed basis in connection with the production of specific motion picture and television projects.

  We believe that our current facilities are adequate to conduct our business operations for the foreseeable future.

Item 3. Legal Proceedings

  On November 16, 1999, the United States Court for the District of Nevada dismissed with prejudice two consolidated litigations entitled Turner Broadcasting System, Inc. et al. vs. Tracinda Corporation and Turner Broadcasting System, Inc., et al. vs. Metro-Goldwyn-Mayer Inc. (Base File CV-S-97-415). Turner alleged that, as a result of Turner's 1986 acquisition of a predecessor-in-interest to MGM Studios and related transactions, there was a $260 million tax loss and that the defendants were contractually obligated to pay over to Turner any resulting tax benefits attributable to that loss that Tracinda has received or will be allowed. We had not claimed and will not receive any such tax benefits. The cases were dismissed pursuant to a November 1999 Settlement Agreement between and among the parties, where, among other things, Turner released us from any and all claims relating in any way to any claim or fact alleged in the actions.

  In May 1996 MGM Studios initiated an action in Los Angeles County Superior Court against the Walt Disney Company to compel the reconveyance of rights granted to Disney Productions with respect to Western European territories under long-term license granted to Disney in June 1985. We also claimed that Disney Productions' breach of the reconveyance obligation entitled us under the terms of the Disney license to terminate the Disney license altogether. Trial proceedings with respect to such action began in October 1997, and we received a jury verdict in our favor with respect to the Western European rights on November 5, 1997. The court granted summary adjudication in favor of Disney denying us the right to terminate Disney's U.S. rights under the Disney license. We appealed this aspect of the decision. In an unpublished opinion filed February 16, 1999, the Court of Appeal affirmed the trial court's summary adjudication in favor of Disney. We filed a Petition for Review of the Appellate Court's decision with the Supreme Court of the State of California. This Petition was denied on May 12, 1999.

  Orion was a defendant in a matter entitled Sidney Sapsowitz et al. v. John
W. Kluge, Metromedia International Group, Inc., and Orion Pictures Corp., et al., which was filed in June 1997. The plaintiffs claimed a "finder's fee" of $28.5 million in connection with the Orion acquisition. Pursuant to the terms of agreements executed in connection with the Orion acquisition, we were fully indemnified by Metromedia International Group, Inc. with respect to the action. In 1999, the parties settled the action with no liability to Orion.

  On November 17, 1997, MGM and Danjaq filed an action entitled Danjaq, LLC, et al. v. Sony Corporation, et al. in federal court in Los Angeles (Case No. 97-8414ER (Mcx)) against Sony Corporation and related parties relating to a press release issued by Sony Pictures announcing plans to produce a series of new James Bond feature films based on alleged rights that Sony had acquired from Kevin McClory. Mr. McClory had been a producer of Thunderball. On July 29, 1998, the court preliminarily enjoined Sony Pictures and the other defendants from the production, preparation, distribution, advertising or other exploitation in the United States of a James Bond motion picture in any medium and from using the "James Bond" and the "James Bond 007" trademarks in the United States. On March 29, 1999, MGM and Danjaq entered into a settlement agreement with Sony Pictures and related parties that provided for a payment by the Sony parties and an agreement by the Sony parties which effectively makes permanent the court's July 1998 preliminary injunction. Specifically, the Sony parties agreed (i) not to make or distribute any James Bond motion pictures in the United States based on Thunderball or any other purported rights deriving from Mr. McClory, and (ii) not to utilize the "James Bond" and the "James Bond 007" trademarks in the United States. Mr. McClory and his related companies did not participate in this settlement agreement. Under the terms of a separate agreement entered into on March 29, 1999, MGM and Danjaq acquired from Columbia all of Columbia's rights to Casino Royale and the Sony parties agreed to broaden the contractual prohibition regarding making or distributing James Bond films and the James Bond trademarks, as described above, throughout the world. Mr. McClory did not participate in the settlement and has retained certain counterclaims against MGM and Danjaq for copyright infringement. The trial is currently scheduled to commence on March 28, 2000. See "Item 1. Film and Television Library."

  The background of Mr. McClory's claims is as follows. Prior to 1959, Ian Fleming authored a number of novels depicting the adventures of James Bond, and commencing in 1959, Mr. Fleming and Kevin McClory collaborated on the development of certain plot lines and treatments and a script entitled Thunderball, featuring the James Bond character. Mr. Fleming thereafter wrote a novel of the same name. In 1961, Mr. McClory commenced litigation against Mr. Fleming with regard to the script, the novel and certain related rights. In 1962, prior to the settlement of the Fleming-McClory litigation, Mr. Fleming effectively granted to a predecessor-in-interest of Danjaq the exclusive worldwide rights to, among other things, make films based on Mr. Fleming's existing or future James Bond novels (other than Thunderball or Casino Royale) and to create original screenplays about the adventures of James Bond not based on Mr. Fleming's James Bond novels. This agreement further provides that the film rights to the Thunderball novel that were the subject of the Fleming-McClory litigation would also be transferred to Danjaq's predecessor to the extent Mr. Fleming was permitted to transfer such rights following completion of the litigation.

  The Fleming-McClory litigation was resolved in 1963 by a settlement among Mr. Fleming, Mr. McClory and the other parties to the litigation in which Mr. McClory acknowledged that Mr. Fleming was the creator and proprietor of the James Bond character. Pursuant to that settlement, Mr. McClory was, in effect, given the film rights in the Thunderball documents and scripts attached to the settlement agreement, the rights to reproduce any part of Mr. Fleming's Thunderball novel in a film and to exhibit any such film in any manner whatsoever and the rights to use the James Bond character in the film Thunderball. We believe these rights, at most, give Mr. McClory the right to make films of the story in the novel Thunderball (i.e. a "remake" of Thunderball). Mr. McClory produced the film Thunderball (with UA and Danjaq) in 1965. Mr. McClory has at various times since 1963 taken the position that he has broader rights to use the James Bond character than simply remake Thunderball, but since 1965 he has only made the 1983 film Never Say Never Again, which Mr. McClory claimed was a remake of the film Thunderball.

  We believe that a remake of Thunderball by Mr. McClory would not have a material adverse effect on our business or results of operations. However, a determination that Mr. McClory has broader rights to produce or exploit other films, television programs or other similar programs that are based, in whole or in part, on the James Bond character or that he has a right to any of the profits from the James Bond films that Danjaq and MGM have produced could have a material adverse effect on our business and results of operations.

  On January 26, 2000, American International Specialty Lines Insurance Company, or AISLIC, one of our insurers, filed an action entitled American International Specialty Lines Insurance Company v. Metro-Goldwyn-Mayer Inc., et al. in Los Angeles Superior Court (Case No. BC 223707) seeking to rescind our primary errors and omissions policy for a recent three-year coverage period. AISLIC also seeks a declaration that no coverage exists under the policy for certain claims tendered to AISLIC pursuant to the policy, including the claims by Mr. McClory as discussed above. AISLIC alleges that information pertinent to the claims now being tendered by us to AISLIC was omitted from our application for insurance. While we have not yet been served with the complaint, we have engaged counsel and plan vigorously to defend ourselves against these claims.

  On December 10, 1997, plaintiffs Nova Entertainment, GmbH and HAT International, GmbH filed suit in the United States District Court for the Central District of California, against us, for claims arising out of our decision in 1997 not to enter into a financing, production and distribution arrangement with the plaintiffs. On December 14, 1999, the court ordered the case dismissed without prejudice. Thereafter, on December 30, 1999, the parties entered into a settlement by agreement that, among other things, resolved all claims that were or could have been set forth in the lawsuit and the plaintiffs executed a dismissal with prejudice.

  On February 2, 1999, the United States Department of Justice (Antitrust Division), in the course of an antitrust investigation, issued a civil investigative demand to us, requiring us to produce certain documents and answer certain interrogatories concerning conduct, activities or proposed action in the motion picture exhibition industry. We believe that similar demands were issued to other major studios. We have complied with the civil investigative demand. See "Item 1. Regulation."

  On June 1, 1999, President Clinton asked the Department of Justice and the Federal Trade Commission to study the extent to which the video game, music and movie industries market violent content to children and whether those industries are abiding by their own voluntary rating systems and regulations. On January 3, 2000, we along with the other major studios, received a request for information from the Federal Trade Commission in connection with the study. We are voluntarily cooperating with the Federal Trade Commission. See "Item 1. Regulation."

  On January 19, 2000, a complaint was filed naming Metro-Goldwyn-Mayer Home Entertainment Inc. as a defendant in a matter entitled Chayn Reaction Video, Inc., et al., v. Viacom Inc., et al. (Case No. 99CA0783-EP), which was filed as a putative class action in the United States District Court for the Western District of Texas San Antonio Division. Viacom Inc., Paramount Home Video, Inc., Buena Vista Home Entertainment, Inc., Time Warner Entertainment Company, L.P. d/b/a Warner Home Video, Columbia Tri-Star Home Video, Inc., Universal Studios Home Video, Inc., and Twentieth Century Fox Home Entertainment, Inc. are also named as defendants in the action, which was originally filed against them on July 21, 1999. The plaintiffs claim that the defendant studios conspired with each other and with Blockbuster Inc. with respect to their home video rental distribution arrangements to discriminate illegally against independent video retailers in favor of Blockbuster, in violation of the Sherman Antitrust Act, the California Cartwright Act, the California Unfair Practices Act, and the California Unfair Competition Statute. We deny the material allegations of the complaint, and we will defend ourselves vigorously against plaintiffs' claims. The plaintiffs have not yet quantified their claim for damages, nor has a class been certified.

  In addition, from time to time, we become involved in other litigation arising in the normal course of business, and we believe that none of such other litigation as is currently pending will have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Securityholders

  None.

Item 4(a). Executive Officers of the Company

  Alex Yemenidjian, age 44, has been Chairman of the Board and Chief Executive Officer since April 1999 and has been a director since November 1997. Mr. Yemenidjian has served as a director of MGM Grand, Inc. since 1989. Mr. Yemenidjian served as the President of MGM Grand, Inc. from July 1995 through December 1999. Mr. Yemenidjian has also served MGM Grand, Inc. in other capacities during such period, including as Chief Operating Officer from June 1995 until April 1999 and as Chief Financial Officer from May 1994 to January 1998. In addition, Mr. Yemenidjian served as an executive of Tracinda from January 1990 to January 1997 and from February 1999 to April 1999.

  Christopher J. McGurk, age 43, has been Vice Chairman of the Board and Chief Operating Officer since April 1999. From November 1996 until joining MGM, Mr. McGurk served in executive capacities with Universal Pictures, a division of Universal Studios, most recently as President and Chief Operating Officer. Prior to joining Universal, Mr. McGurk spent eight years at The Walt Disney Company, including as President, Motion Pictures Group, Walt Disney Studios from 1994 to 1996, and as Executive Vice President and Chief Financial Officer from 1990 to 1994.

  William A. Jones, age 58, has been Senior Executive Vice President and Secretary since June 1997 and, prior thereto, served as Executive Vice President--Corporate Affairs and Secretary since January 1995. Mr. Jones served as Executive Vice President, General Counsel and Secretary from May 1991 to January 1995 and as General Counsel and Secretary of predecessors to MGM since 1983. Mr. Jones was a director of MGM-Pathe from June 1991 to January 1992.

  Daniel J. Taylor, age 43, has been Senior Executive Vice President and Chief Financial Officer since June 1998 and, prior thereto, was Executive Vice President--Corporate Finance since August 1997. From May 1991 to July 1997, Mr. Taylor served as an executive of Tracinda. Prior thereto, Mr. Taylor served as Vice President--Taxes and in various other capacities at our predecessor from 1985 to May 1991.

  Robert Brada, age 34, has been Executive Vice President and General Counsel since August 1998 and, prior thereto, served as Executive Vice President from June 1998 through August 1998 and was Senior Vice President and Deputy General Counsel since June 1995. Prior thereto, Mr. Brada was with the law firm of White & Case LLP in its Los Angeles and Paris offices from 1990 to June 1995.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Common Stock

  Our common stock is listed with, and trades on, the New York Stock Exchange under the symbol "MGM." On March 20, 2000, the closing sale price per share of our common stock on the NYSE, as reported by the Dow Jones News Retrieval, was $26 1/16. The following table sets forth the high and low closing sale prices of the common stock on the NYSE, as reported by the Dow Jones News Retrieval, for our two most recent fiscal years.

                                                                High      Low
                                                              -------- ---------
   1999
   Fourth Quarter............................................ $25 1/8  $15  1/2
   Third Quarter.............................................  21 5/8   16  7/8
   Second Quarter............................................  18 5/8   12 11/16
   First Quarter.............................................  13 9/16  10  3/8

   1998
   Fourth Quarter............................................ $13 3/4  $ 8
   Third Quarter.............................................  22 1/2   13  7/8
   Second Quarter............................................  26 1/2   21 15/16
   First Quarter.............................................  24 3/16  17  3/4

  As of March 20, 2000, there were 201,526,319 shares issued and outstanding and in excess of 2000 beneficial holders of our common stock, including individual participants in security position listings.

  We have not paid any dividends to date on the common stock and currently intend to retain any earnings to provide funds for the operation and expansion of our business and for the servicing and repayment of indebtedness. Therefore, we do not intend to pay cash dividends on our common stock for the foreseeable future. Furthermore, as a holding company with no independent operations, our ability to pay cash dividends will be dependent upon the receipt of dividends or other payments from our subsidiaries. In addition, our principal credit facility contains certain covenants which, among other things, restrict the payment of dividends by us. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Any determination to pay cash dividends on the common stock in the future will be at the sole discretion of MGM's Board of Directors.

Recent Sales of Unregistered Securities

  Pursuant to a Stock Option Agreement entered into as of October 10, 1996 between us and Tracinda, on October 14, 1999, Tracinda exercised in full its option to purchase 156,251 shares of our common stock at an exercise price of $6.41 per share and an aggregate exercise price of $1,001,569. Registration was not required because the transaction did not involve a public offering under Section 4(2) under the Securities Act of 1933.

Item 6. Selected Consolidated Financial Data

  Our selected consolidated financial data (including that of our predecessor) presented below have been derived from our audited consolidated financial statements. Our audited consolidated financial statements for the years ended December 31, 1997, 1998 and 1999, and the period from October 11 to December 31, 1996, and the audited consolidated financial statements of MGM Studios for the period from January 1 to October 10, 1996 were audited by Arthur Andersen LLP, independent public accountants. The audited consolidated financial statements of MGM Studios for the year ended December 31, 1995 were audited by PricewaterhouseCoopers LLP, independent public accountants.

                                 Predecessor                               Successor
                                 -----------                               ---------
                                                         October
                           Year Ended  January 1 to       11 to            Year Ended December 31,
                          December 31, October 10,     December 31,        -----------------------
                              1995         1996          1996(1)     1997(1)(2)   1998(1)(2)  1999(1)(2)(3)
                          ------------ ------------    ------------  -----------  ----------  -------------
                                                               (in thousands, except share data)
Statements of Operations
 Data:
Revenues................   $  860,971   $  912,706     $   228,686   $   831,302  $1,240,723   $ 1,142,433
Expenses:
 Films and television
  production and
  distribution..........      894,280      953,820         195,076       799,539   1,191,848     1,172,740
 General and
  administration
  expenses..............       64,175       60,056          18,319        87,644      92,244        92,116
 Severance and related
  costs.................          --           --              --            --       13,182        76,158
 Contract termination
  fee...................          --           --              --            --          --        225,000
 Goodwill amortization..       14,876       11,570           1,717        11,230      14,289        14,853
 Provision for
  impairment............          --       563,829 (4)         --            --          --            --
                           ----------   ----------     -----------   -----------  ----------   -----------
                              973,331    1,589,275         215,112       898,413   1,311,563     1,580,867
Operating income (loss).     (112,360)    (676,569)         13,574       (67,111)    (70,840)     (438,434)
Interest expense, net of
 amounts capitalized....      (66,386)     (71,375)         (9,875)      (53,105)    (80,611)      (86,445)
Interest and other
 income, net............       10,372        3,179             813         2,447       3,984         3,770
                           ----------   ----------     -----------   -----------  ----------   -----------
Income (loss) before
 provision for income
 taxes..................     (168,374)    (744,765)          4,512      (117,769)   (147,467)     (521,109)
Income tax provision....         (935)        (273)         (4,346)      (10,345)    (10,181)       (9,801)
                           ----------   ----------     -----------   -----------  ----------   -----------
Net income (loss).......   $ (169,309)  $ (745,038)    $       166   $  (128,114) $ (157,648)  $  (530,910)
                           ==========   ==========     ===========   ===========  ==========   ===========
Earnings (loss) per
 share:
 Basic..................                               $      0.01   $     (4.47) $    (2.08)  $     (3.36)
 Diluted................                               $      0.00   $     (4.47) $    (2.08)  $     (3.36)
Weighted average number
 of common shares
 outstanding
 Basic..................                                16,692,217    28,634,362  75,816,326   158,015,955
 Diluted................                                37,796,672    28,634,362  75,816,326   158,015,955

Other Operating Data
 (unaudited):
Cash flow from operating
 activities.............   $  371,657   $  343,137     $    61,328   $   245,318  $  433,543   $   264,722
Cash flow used in
 investing activities...     (710,812)    (380,142)     (1,390,861)   (1,285,674)   (903,922)     (881,809)
Cash flow from financing
 activities.............      328,029       44,852       1,345,394     1,028,784     521,566       715,227
EBITDA(3)(5)............      (81,588)     (87,289)         16,709       (49,098)    (47,987)     (413,980)
Capital expenditures....        9,376        6,901           2,079         9,555      14,005        14,883
Depreciation expense....        4,021        4,645           1,418         6,783       8,564         9,601

Balance Sheet Data:
Cash and cash
 equivalents............   $   17,128   $   24,717     $    16,381   $     3,978  $   54,839   $   152,213
Film and television
 costs, net.............    1,565,438    1,006,402       1,099,201     1,867,126   2,076,663     2,164,458
Total assets............    2,440,254    1,744,234       1,774,668     2,822,654   3,158,978     3,424,361
Bank and other debt.....    1,217,316    1,229,499         444,427       890,508     720,574       719,438
Stockholders' equity....      659,499          --          903,122     1,378,555   1,919,657     2,116,824
Cash dividends..........       15,448        3,995             --            --          --            --

-------
(1) Reflects the consolidated balance sheet and results of operations of the combined entity resulting from our acquisition of MGM Studios.

(2) Reflects the consolidated balance sheet and results of operations of the combined entity resulting from the acquisition of Orion.

(3) Reflects the effect of the $225.0 million contract termination settlement with Warner Home Video and $214.6 million of restructuring and other charges for the year ended December 31, 1999.

(4) The proceeds from the sale of MGM Studios were insufficient to recover the net asset value of MGM Studios on the date of the disposition by Consortium de Realisation. Accordingly, MGM Studios recorded a provision for impairment of intangible assets of $563.8 million.

(5) "EBITDA" is defined as earnings before interest, taxes, depreciation and non-film amortization. While management considers EBITDA to be an important measure of comparative operating performance, it should not be construed as an alternative to operating income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles); EBITDA does not reflect cash necessary or available to fund cash requirements, and the items excluded from EBITDA, such as depreciation and non-film amortization, are significant components in assessing our financial performance. Other significant uses of cash flows are required before cash will be available to us, including debt service, taxes and cash expenditures for various long-term assets. Our calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion and analysis should be read in conjunction with "Item 6. Selected Consolidated Financial Data" and our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K.

General

  We are engaged primarily in the development, production and worldwide distribution of theatrical motion pictures and television programming. See "Item 1. Business."

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

  Our feature films are exploited through a series of sequential domestic and international distribution channels, typically beginning with theatrical exhibition. Thereafter, feature films are first made available for home video generally six months after theatrical release; for pay television, one year after theatrical release; and for syndication, approximately three to five years after theatrical release. Our television programming is produced for initial broadcast on either pay, syndicated or network television in the United States, followed by international territories and, in some cases, worldwide video markets.

  We distribute our motion picture and television productions in foreign countries and, in recent years, have derived approximately 40 percent of our revenues from foreign sources. Approximately 25 percent of our revenues are denominated in foreign currencies. In addition, we incur certain operating and production costs in foreign currencies. As a result, fluctuations in foreign currency exchange rates can adversely affect our business, results of operations and cash flows. We, in certain instances, enter into foreign currency exchange contracts in order to reduce exposure to changes in foreign currency exchange rates that affect the value of our firm commitments and certain anticipated foreign currency cash flows. These contracts generally mature within one year. We do not enter into foreign currency contracts for speculative purposes. Realized gains and losses on contracts that hedge anticipated future cash flows were not material in any of the periods presented herein. We had no significant foreign currency exchange contracts outstanding at December 31, 1999. See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk."

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

  Participations and Residuals. In connection with the production and distribution of a motion picture, major studios generally grant contractual rights to actors, directors, screenwriters, producers and other creative and financial contributors to share in the gross receipts or contractually defined net profits from a particular motion picture. Except for the most sought-after talent, these third-party participations are generally payable after all distribution fees, marketing expenses, direct production costs and financing costs are fully recouped.

  Major studios also typically incur obligations to pay residuals to various guilds and unions including the Writers Guild of America, the Directors Guild of America and the Screen Actors Guild. The residual payments are made on a picture-by-picture basis with respect to the exploitation of a motion picture in markets other than the primary intended markets for such picture and are calculated as a percentage of the gross revenues derived from the exploitation of the picture in these ancillary markets.

  Our cost structure for motion pictures generally follows the industry structure described above. For a discussion of television programming cost structure, see "Item 1. Business--The Motion Picture and Television Industry."

Industry Accounting Practices

  Revenue Recognition. Revenues from theatrical distribution of feature motion pictures are recognized on the dates of exhibition. Revenues from home video distribution, together with related costs, are recognized in the period in which the product is available (assuming it has been shipped) for sale at the retail level. Under revenue sharing arrangements, we also participate in consumer rental revenues generated in the home video market by rental establishments. Revenues from television distribution are recognized when the motion picture or television program is available to the licensee for broadcast.

  Accounting for Motion Picture and Television Costs. In accordance with generally accepted accounting principles in the United States and industry practice, we amortize film and television programming costs using the individual-film-forecast method under which such costs are amortized for each film or television program in the ratio that revenue earned in the current period for such title bears to management's estimate of the total revenues to be realized from all media and markets for such title. Management regularly reviews, and revises when necessary, its total revenue estimates on a title-by-title basis, which may result in a change in the rate of amortization and/or a write-down of the film or television asset to net realizable value. These revisions can result in significant quarter-to-quarter fluctuations in film write-downs and amortization. A typical film or television program recognizes a substantial portion of its ultimate revenues within the first two years of release. By then, a film has been exploited in the domestic and international theatrical markets and the domestic and international home video markets, as well as the domestic and international pay television and pay-per-view markets, and a television program has been exploited on network television or in first-run syndication. A similar portion of the film's or television program's capitalized costs should be expected to be amortized accordingly, assuming the film or television program is profitable.

  The commercial potential of individual motion pictures and television programming varies dramatically, and is not directly correlated with production or acquisition costs. Therefore, it is difficult to predict or project a trend of our income or loss. However, the likelihood that we report losses, particularly in the year of a motion picture's release, is increased by the industry's method of accounting which requires the immediate recognition of the entire loss (through increased amortization) in instances where it is estimated the ultimate revenues of a motion picture or television program will not recover our costs. On the other hand, the profit of a profitable motion picture or television program must be deferred and recognized over the entire revenue stream generated by that motion picture or television program. This method of accounting may also result in significant fluctuations in reported income or loss, particularly on a quarterly basis, depending on our release schedule and the relative performance of individual motion pictures or television programs. For films we released since January 1994 which resulted in feature film write-downs in the period of initial release, subsequent performance as it relates to this group of films has not resulted in additional material write-downs.

  In October 1998, the Financial Accounting Standards Board issued an Exposure Draft on a proposed statement of position for "Accounting By Producers and Distributors of Films." If adopted, the proposed statement of position would establish new accounting and reporting standards for all producers and distributors that own or hold the rights to distribute or exploit films. The proposed statement of position provides that the cumulative effect of changes in accounting principles caused by adoption of the provisions of the statement of position should be included in the determination of net income in conformity with Accounting Principles Board Opinion No. 20, "Accounting Changes." Because the proposed statement of position has not yet been adopted, we are not able to quantify the effect or the materiality to our financial position or operating results at this time. If adopted, the proposed statement of position, as currently drafted, would be effective for financial statements for fiscal years beginning after December 15, 2000, with earlier adoption encouraged.

  In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The SAB provides guidance on the recognition, presentation and disclosure of revenue in financial statements, including certain criteria for gross versus net recording of sales transactions. This SAB is required to be implemented by us in the first quarter of 2000. We are currently determining the effect of this new guidance on the financial statements. SAB No. 101 allows any required changes to be recorded in accordance with Accounting Principles Board No. 20, "Accounting Changes."

Results of Operations

 Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

  The following table sets forth our operating results for the years ended December 31, 1999 and 1998. As stated in the financial statements and related notes thereto, in June 1999 we incurred certain restructuring and other charges aggregating $214.6 million related to changes in senior management, a corresponding review of our operations and film projects in various stages of development and production, and other related costs. Additionally, in March 1999 we accelerated the expiration of the Warner Home Video agreement, which resulted in a $225.0 million charge included in operating results for the year ended December 31, 1999. The net operating results in the year ended December 31, 1999, therefore, are not comparable to the operating results for the year ended December 31, 1998.

                                                      Year Ended December 31,
                                                      ------------------------
                                                         1999         1998
                                                      -----------  -----------
                                                          (in thousands)
Revenues:
  Feature films...................................... $   888,303  $ 1,005,747
  Television programs................................     205,719      197,759
  Other..............................................      48,411       37,217
                                                      -----------  -----------
    Total revenues................................... $ 1,142,433  $ 1,240,723
                                                      ===========  ===========
Operating income (loss):
  Feature films...................................... $   (77,590) $    39,748
  Television programs................................      27,602       12,885
  Other..............................................      19,681       (3,758)
  General and administration expenses................     (92,116)     (92,244)
  Severance and related costs........................     (76,158)     (13,182)
  Contract termination fee...........................    (225,000)         --
  Goodwill amortization..............................     (14,853)     (14,289)
                                                      -----------  -----------
Operating loss.......................................    (438,434)     (70,840)
Interest expense, net of amounts capitalized.........     (86,445)     (80,611)
Interest and other income, net.......................       3,770        3,984
                                                      -----------  -----------
Loss before provision for income taxes...............    (521,109)    (147,467)
Income tax provision.................................      (9,801)     (10,181)
                                                      -----------  -----------
Net loss............................................. $  (530,910) $  (157,648)
                                                      ===========  ===========

  Feature Films. Feature film revenues decreased by $117.4 million, or 12 percent, to $888.3 million in the year ended December 31, 1999 compared to the year ended December 31, 1998.

  Worldwide theatrical revenues increased by $9.1 million, or 4 percent, to $251.3 million in 1999 primarily due to the significant worldwide theatrical revenues earned by The World Is Not Enough, The Thomas Crown Affair and Stigmata, which were released during the year. In comparison, in 1998 we benefited from the strong worldwide theatrical performance of The Man In The Iron Mask, as well as the release in international markets of Tomorrow Never Dies. Overall, in 1999 we released 11 new feature films domestically and six new films internationally, and in 1998 we released 12 new films domestically and four new films internationally.

  Worldwide home video revenues decreased by $138.6 million, or 28 percent, to $352.6 million in 1999, principally due to the expiration of the Warner Home Video agreement, which resulted in the termination of the Company's distribution arrangements with Turner Entertainment Co. effective January 1, 1999. In 1998, the Company generated $134.3 million in gross revenues from its distribution of the Turner product, including the re-release of Gone With The Wind. In 1999 our home video releases included Ronin, At First Sight, The
Rage: Carrie 2, Disturbing Behavior and The Mod Squad, as compared to our releases in 1998 of Tomorrow Never Dies and The Man In The Iron Mask, as well as Red Corner, Species 2 and Hoodlum. Partially offsetting the decrease in Turner product revenues discussed above were increased DVD, which grew to $79.4 million in 1999 from $29.8 million in 1998.

  Worldwide pay television revenues from feature films increased by $19.1 million, or 20 percent, to $115.6 million in 1999 due to the release in the domestic pay television marketplace of The Man In The Iron Mask, Ronin, Species 2, At First Sight, Disturbing Behavior and Dirty Work, as compared to the release of fewer films in 1998, which included Tomorrow Never Dies, Red Corner and Hoodlum. Network television revenues from feature films decreased by $35.0 million, or 77 percent, to $10.3 million in 1999. In 1999, we delivered four new films to network television as compared to nine films delivered in 1998, which included substantial license fees for GoldenEye, Get Shorty and The Birdcage. Worldwide syndicated television revenues from feature films increased by $20.5 million, or 17 percent, to $141.7 million in 1999, principally due to the release in international markets of Tomorrow Never Dies, The Birdcage, GoldenEye and Get Shorty. There were no comparably performing releases in international syndication markets in 1998.

  Other feature film revenues increased by $7.3 million, or 78 percent, to $16.7 million in 1999 due to higher third party royalty and miscellaneous income collected in the period.

  We recognized an operating loss from feature films of $77.6 million in 1999 as compared to a profit of $39.7 million in 1998. Operating results in 1999 reflected the decreased revenues discussed above, as well as feature film write-downs of $51.4 million and additional reserves of $129.4 million for charges regarding a re-evaluation in June 1999 of several film projects in various stages of development and production associated with the changes in our Senior management, which resulted in aggregate film-related charges of $180.8 million as compared to lower film write-downs in 1998 of $80.0 million. Partially offsetting the increased film-related charges were profits realized from the 1999 releases The World Is Not Enough, The Thomas Crown Affair, Stigmata and Tea With Mussolini. Correspondingly, in 1998 profits were realized from the successful worldwide performances of Tomorrow Never Dies and The Man In The Iron Mask.

  Television Programming. Television programming revenues increased by $7.9 million, or 4 percent, to $205.7 million in 1999. Network television revenues decreased by $20.6 million, or 66 percent, to $10.7 million, principally due to the delivery of fewer episodes of The Magnificent Seven and the release of only one television movie in 1999, as compared to higher license fees earned on the delivery of the television mini-series Creature, additional episodes of The Magnificent Seven and one television movie in 1998. Worldwide pay television revenues decreased by $0.7 million, or 2 percent, to $29.6 million in 1999 due to one fewer series in broadcast on domestic pay television than in 1998, partially offset by consideration received for the termination of certain contractual commitments. We may generate lower pay television revenues in future periods due to a reduction in the number of production commitments for television series.

  Worldwide syndicated television programming revenues increased by $50.7 million, or 50 percent, to $152.6 million in 1999, primarily due to the syndication of new series Stargate SG-1, National Enquirer and Flipper, as well as additional years of the The Outer Limits and Poltergeist, and the licensing in the domestic basic cable market of Outer Limits, Poltergeist, Dead Man's Gun and In The Heat Of The Night. Worldwide home video revenues with respect to television programming decreased by $10.9 million, or 48 percent, to $11.8 million in 1999, primarily due to the release of fewer television movies in 1999 and the release in 1998 of the animated videos An All Dogs Christmas Carol and Secret of Nimh 2. There were no comparable releases on home video in 1999. In 1998 we also benefited from a third party payment of $7.5 million for the rights to create new episodes of Hollywood Squares. There were no such receipts in 1999.

  Operating income from television programming increased by $14.7 million, or 114 percent, to $27.6 million in 1999, reflecting the increased revenues discussed above and lower programming write-downs.

  Other. Other revenues include distribution of consumer products, interactive media and branded programming services, as well as music soundtrack and royalty income and third party audit recoveries. We recognized an operating profit from other businesses of $19.7 million in 1999 as compared to a loss of $3.8 million in 1998. Operating results in 1999 include consumer products revenue of $10.7 million and music soundtrack and royalty revenue of $9.7 million, as compared to consumer products revenue of $10.3 million and music soundtrack and royalty revenue of $6.6 million in 1998. Interactive media revenues were $9.8 million in 1999, which included the release of the interactive game version of Tomorrow Never Dies, as compared to $7.6 million in 1998, which included the release of the interactive game version of WarGames. Additionally, operating results in 1999 include the receipt of $13.9 million in third party audit recoveries as compared to audit recoveries of $1.1 million in 1998. Other revenues in 1998 included a $10.0 million payment received in association with the sale of a portion of our investment in a Japanese pay television channel.

  Expenses for other businesses include interactive product costs of $7.9 million in 1999 as compared to $16.5 million in 1998, which costs related to increased development spending in the prior year. Consumer products cost of sales were $3.4 million in 1999 as compared to $5.6 million in 1998, when we incurred certain start-up expenses associated with a newly launched catalogue business. In addition, operating expenses for other businesses in 1999 included aggregate losses of $6.3 million on our equity investments, including our interest in the newly launched cable programming joint venture, MGM Networks Latin America, as compared to $12.5 million for such start-up losses in 1998. Bad debt and other expenses aggregated $5.5 million in 1999 with no comparable charges in 1998.

  General and Administration Expenses. General and administration expenses decreased by $0.01 million to $92.1 million in 1999, primarily due to certain cost savings in 1999 associated with corporate restructuring programs initiated in the second quarter of 1999 and the third quarter of 1998, partially offset by increased senior management and employee incentive compensation and litigation costs. See also "Severance and Related Costs" below.

  Severance and Related Costs. As discussed in Note 2 to the Consolidated Financial Statements, in 1999 we incurred executive severance and other related charges of $76.2 million attributable to changes in senior management and the estimated costs of withdrawing from our arrangements with United International Pictures. Correspondingly, in 1998 a corporate restructuring program resulted in severance charges of $13.2 million.

  Contract Termination Fee. On March 12, 1999, we agreed to accelerate the expiration of the right of Warner Home Video to distribute our product in the home video marketplace under the Warner Home Video agreement. In consideration for the early expiration of the Warner Home Video agreement, we agreed to pay Warner Home Video $225.0 million, which was fully paid as of September 1, 1999. The parties restructured the terms of the Warner Home Video agreement, which functioned as a transitional video agreement, under which Warner Home Video distributed certain of our product in the home video marketplace while we established our own domestic home video distribution network. The transitional video agreement expired on January 31, 2000. Additionally, we reconveyed as of January 1, 1999 to Turner the right that we had to distribute in the home video markets worldwide until June 2001, 2,950 Turner titles that had been serviced under the Warner Home Video agreement. Operating results in 1999 include a pre-tax contract termination charge for the $225.0 million payment referred to above in connection with the early expiration of Warner Home Video's rights under the Warner Home Video agreement.

  Interest Expense, Net of Amounts Capitalized. Net interest expense increased by $5.8 million, or 7 percent, to $86.4 million in 1999 due to additional borrowings for operating and production activities, as well as the financing of the PolyGram library acquisition in January 1999 and the Warner Home Video agreement termination settlement (see above), partially offset by debt repayment associated with proceeds received in November 1999 from our 1999 rights offering and in November 1998 from our 1998 rights offering.

  Income Tax Provision. The income tax provision of $9.8 million in 1999 and $10.2 million in 1998 primarily reflect foreign remittance taxes attributable to international distribution revenues.

 Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

  The following table sets forth our operating results for the years ended December 31, 1998 and 1997. The 1997 results are not comparable to results in 1998 due to our acquisition of Orion on July 10, 1997.

                                                     Year Ended December 31,
                                                     -------------------------
                                                         1998         1997
                                                     ------------  -----------
                                                          (in thousands)
Revenues:
  Feature films..................................... $  1,005,747  $   699,219
  Television programs...............................      197,759      114,200
  Other.............................................       37,217       17,883
                                                     ------------  -----------
    Total revenues.................................. $  1,240,723  $   831,302
                                                     ============  ===========
Operating income (loss):
  Feature films..................................... $     39,748  $    65,509
  Television programs...............................       12,885       (7,201)
  Other.............................................       (3,758)     (26,545)
  General and administration expenses...............      (92,244)     (87,644)
  Severance and related costs.......................      (13,182)         --
  Goodwill amortization.............................      (14,289)     (11,230)
                                                     ------------  -----------
Operating loss......................................      (70,840)     (67,111)
Interest expense, net of amounts capitalized........      (80,611)     (53,105)
Interest and other income, net......................        3,984        2,447
                                                     ------------  -----------
Loss before provision for income taxes..............     (147,467)    (117,769)
Income tax provision................................      (10,181)     (10,345)
                                                     ------------  -----------
Net loss............................................ $   (157,648) $  (128,114)
                                                     ============  ===========

  Feature Films. Feature film revenues increased by $306.5 million, or 44 percent, to $1,005.7 million in the year ended December 31, 1998 compared to the year ended December 31, 1997. Explanations for the changes in revenues are discussed in the following paragraphs.

  Worldwide theatrical revenues increased by $139.3 million, or 135 percent, to $242.2 million in 1998 due to significant worldwide theatrical revenues earned by Tomorrow Never Dies, The Man In The Iron Mask, and Ronin as well as the release in the domestic theatrical marketplace of Disturbing Behavior and Dirty Work, among others. In 1997, we initially released Tomorrow Never Dies in worldwide theatrical markets (in December 1997), and in the domestic theatrical marketplace released Hoodlum and Red Corner, among others. Overall, in 1998 we released 12 new feature films domestically and four new films internationally, as compared to 15 films released domestically and two new films internationally in 1997. Of the films released in 1997, seven films were produced by Orion and six of these were released in limited distribution only, as compared to three films produced by Orion and released in limited distribution in 1998.

  Worldwide home video revenues increased by $140.8 million, or 40 percent, to $491.2 million in 1998, which included the release in the domestic rental market of Tomorrow Never Dies, The Man In The Iron Mask, Red Corner, Species 2 and Hoodlum, among others, as compared to the release of Kingpin and Fled in the domestic rental market in 1997. In 1998, we also re-released in the sell-through market Gone With The Wind, as compared to the sell-through releases of Larger Than Life, The Birdcage and Warriors of Virtue in 1997. Significant international home video releases in 1998 included Tomorrow Never Dies and The Man In The Iron Mask, as compared to GoldenEye, Get Shorty, The Birdcage and Fled in 1997. Additionally, in 1998 we distributed the Orion library for the entire year as compared to a shorter period in 1997 due to the Orion acquisition in July 1997.

  Worldwide pay television revenues from feature films decreased by $11.1 million, or 10 percent, to $96.5 million in 1998, primarily due to a lack of significant new releases in international pay television markets in 1998 as compared to 1997, which included GoldenEye, Get Shorty, Species and The Birdcage. In the domestic pay television market, in 1998 we released Tomorrow Never Dies, Red Corner and Hoodlum, as compared to The Birdcage and Kingpin, among others, in 1997. Network television revenues from feature films increased by $30.6 million, or 208 percent, to $45.3 million in 1998, principally due to the delivery of eight new films to network television in 1998, including The Birdcage and GoldenEye, as compared to seven new films delivered in 1997. Worldwide syndicated television revenues from feature films decreased by $2.4 million, or 2 percent, to $121.2 million in 1998 principally due to lower international sales from library films, partially offset by the distribution of the Orion film library for the entire year in 1998 as compared to the shorter period due to the Orion acquisition in 1997.

  Other feature film revenues increased $9.3 million in 1998 due to certain audit recoveries, miscellaneous rebates and other income collected in the period.

  Operating income from feature films decreased by $25.8 million, or 39 percent, to $39.7 million in 1998 as compared to 1997. The decrease in operating results in 1998 reflected increased amortization expense, in addition to feature film write-downs which aggregated $80.0 million on certain releases, partially offset by profit realized from the films Tomorrow Never Dies and The Man In The Iron Mask. Feature film write-downs were $38.1 million in 1997.

  Television Programming. Television programming revenues increased by $83.6 million, or 73 percent, to $197.8 million in 1998 as compared to 1997. Network television revenues were $31.3 million in 1998, consisting of the deliveries of the new series The Magnificent Seven, the television miniseries Creature and one made-for-television movie. There were no series, mini-series or television movies on network television in 1997. Worldwide pay television revenues decreased by $2.0 million, or 6 percent, to $30.3 million in 1998. Pay television revenues in both years included three series in broadcast on domestic pay television, The Outer Limits, Poltergeist and Stargate SG-1, and three made-for-television movies delivered in each year. The decrease in worldwide pay television revenues in 1998 was due to lower international library sales.

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

  Other. Other revenues include distribution of consumer products, interactive media and branded programming services, as well as music soundtrack and royalty income and third party audit recoveries. We recognized an operating loss from other businesses of $3.8 million in 1998 as compared to an operating loss of $26.5 million in 1997. Operating results in 1998 include interactive revenue of $7.6 million, consumer products revenue of $10.3 million and music soundtrack and royalty revenue of $6.6 million, as compared to interactive revenue of $3.0 million, consumer products revenue of $8.7 million and music soundtrack and royalty revenue of $4.1 million in 1997. Interactive revenues in 1998 were principally derived from the release of the interactive game version of Wargames. There were no significant new interactive games released in 1997. Additionally, operating results in 1998 include the receipt of a $10.0 million payment associated with our sale of a portion of our investment in a Japanese pay television channel to a new partner.

  Expenses for other businesses in 1998 include interactive product and development costs of $16.5 million, as compared to similar costs of $16.8 million in 1997. In addition, operating results for other businesses in 1998 include aggregate losses of $12.5 million on our equity investments, including our interest in MGM Gold (Asia), a satellite and cable delivered channel based in Asia whose operations were terminated in April 1998, and our newly launched cable programming joint venture, MGM Networks Latin America, as compared to $14.2 million for such start-up losses in 1997.

  General and Administration Expenses. General and administration expenses increased by $4.6 million, or 5 percent, to $92.2 million in 1998 as compared to 1997, primarily due to increased legal and professional fees of $2.4 million, executive severance charges (incurred prior to implementation of the restructuring program noted below) of $2.6 million, and increased rent and depreciation expense of $4.3 million. Additionally, in 1997 we benefited from certain insurance recoveries of $5.7 million. There were no such recoveries in 1998. In 1997, long-term incentive and other bonuses were $15.5 million as compared to $3.2 million in 1998. We also achieved certain cost savings in 1998 from a restructuring program initiated in the period (see--"Severance and Related Costs").

  Severance and Related Costs. We incurred severance and related costs of $13.2 million in 1998, due to an overhead restructuring program initiated by management in the third quarter of 1998.

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

EBITDA

  While management considers earnings before interest, taxes, depreciation and non-film amortization ("EBITDA") to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to, operating income, net earnings, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles. EBITDA does not reflect cash available to fund cash requirements, and the items excluded from EBITDA, such as depreciation and non-film amortization, are significant components in assessing our financial performance. Other significant uses of cash flows are required before cash will be available to us, including debt service, taxes and cash expenditures for various long-term assets. Our calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

  The following table sets forth EBITDA for the years ended December 31, 1999, 1998 and 1997:

                                                 Year Ended December 31,
                                             ---------------------------------
                                                1999        1998       1997
                                             ----------  ----------  ---------
                                                     (In thousands)
Revenues:
  Feature films............................. $  888,303  $1,005,747  $ 699,219
  Television programs.......................    205,719     197,759    114,200
  Other.....................................     48,411      37,217     17,883
                                             ----------  ----------  ---------
    Total revenues.......................... $1,142,433  $1,240,723  $ 831,302
                                             ==========  ==========  =========
EBITDA:
  Feature films............................. $  (77,590) $   39,748  $  65,509
  Television programs.......................     27,602      12,885     (7,201)
  Other.....................................     19,681      (3,758)   (26,545)
  General and administration expenses.......    (82,515)    (83,680)   (80,861)
  Severance and related costs...............    (76,158)    (13,182)       --
  Contract termination fee..................   (225,000)        --         --
                                             ----------  ----------  ---------
  EBITDA....................................   (413,980)    (47,987)   (49,098)
Depreciation and non-film amortization......    (24,454)    (22,853)   (18,013)
                                             ----------  ----------  ---------
Operating loss..............................   (438,434)    (70,840)   (67,111)
Interest expense, net of amounts
 capitalized................................    (86,445)    (80,611)   (53,105)
Interest and other income, net..............      3,770       3,984      2,447
                                             ----------  ----------  ---------
Loss before provision for income taxes......   (521,109)   (147,467)  (117,769)
Income tax provision........................     (9,801)    (10,181)   (10,345)
                                             ----------  ----------  ---------
Net loss.................................... $ (530,910) $ (157,648) $(128,114)
                                             ==========  ==========  =========

Liquidity and Capital Resources

  General. Our operations are capital intensive. In recent years we have funded our operations primarily from (i) the sale of equity securities, (ii) bank borrowings and (iii) internally generated funds. During the year ended December 31, 1999, net cash provided by operating activities was $264.7 million; net cash used in investing activities (primarily the purchase of the PolyGram film libraries and additions to film and television costs) was $881.8 million; and net cash provided by financing activities (primarily proceeds from our 1999 rights offering and bank borrowings) was $715.2 million.

  Sales of Equity Securities. Sales of equity securities include proceeds from our initial public offering and Tracinda's concurrent purchase of our common stock, which were completed in November 1997, our 1998 rights offering, which was completed in November 1998, and our 1999 rights offering, which was completed in November 1999.

  Our cash flow in 1998 was adversely affected by, and we determined to undertake the 1998 rights offering as a result of, (i) lower than expected performance of our theatrical releases in 1998, other than the releases Tomorrow Never Dies and The Man In The Iron Mask, (ii) more substantial investments in new television programming than previously anticipated, (iii) cash from certain revenue sources being realized over a longer period than originally anticipated, and (iv) other factors, including accelerated motion picture production and increased marketing and distribution expenses. We consummated our 1998 rights offering in November 1998 by issuing a total of 84,848,485 shares of common stock for $8.25 per share, and thereby raising net proceeds of $696.5 million. The proceeds were used to reduce bank borrowings.

  1999 Rights Offering. In October 1999, we issued to our common stockholders of record, at no charge to such holders, transferable subscription rights to subscribe for an aggregate of 49,714,554 shares of the common stock for $14.50 per share. Holders of the common stock received 0.328 rights for each share of the common stock held as of the record date. Rights holders purchased one share of the common stock at the subscription price for each whole right held. Rights holders who exercised their rights also had the opportunity to purchase additional shares at the subscription price pursuant to an oversubscription privilege, as defined. The rights expired on November 8, 1999. The total proceeds received from the 1999 rights offering were $720.9 million (less applicable fees and expenses of $5.6 million). The proceeds were used to repay in full the amounts outstanding under a bridge loan and the revolving facility, with the balance retained as cash for general operating purposes.

  Bank Borrowings. We have a $1.3 billion syndicated credit facility consisting of (i) a six year $600.0 million revolving credit facility, (ii) a $400.0 million seven and one-half year term loan and (iii) a $300.0 million eight and one-half year term loan. We used a portion of the proceeds from our 1999 rights offering to repay all amounts then outstanding under the revolving facility. As of March 1, 2000, $600.0 million was available under our credit facility, which also contains provisions allowing, under certain circumstances, for an additional $200.0 million tranche.

  Currently, the revolving facility and the $400.0 million term loan bear interest at 2.50 percent over the Adjusted LIBOR rate, as defined therein (8.61 percent at March 1, 2000), and the $300.0 million term loan bears interest at 2.75 percent over the Adjusted LIBOR rate (8.86 percent at March 1, 2000). We have entered into three-year fixed interest rate swap contracts in relation to a portion of our credit facility for a notional value of $800.0 million at an average rate of approximately 7.50 percent, which expire at various times no later than December 2001. Scheduled amortization of the term loans under our credit facility commences with $33.0 million in 2001, $73.0 million in 2002, $103.0 million in 2003, $103.0 million in 2004, and $103.0 million in 2005, with the remaining balance due at maturity. The revolving facility was entered into in October 1997 and matures in October 2003, subject to extension under certain conditions.

  Our credit facility contains various covenants, including limitations on indebtedness, dividends and capital expenditures, and maintenance of certain financial ratios. In connection with the $225.0 million charge resulting from the early termination of the Warner Home Video agreement, our credit facility was amended, effective April 30, 1999. As of December 31, 1999, we were in compliance with all applicable covenants. There can be no assurances that we will remain in compliance with such covenants or other conditions under our credit facility in the future. We anticipate substantial continued borrowing under our credit facility.

  Cash Provided by Operating Activities. In the year ended December 31, 1999, cash provided by operating activities was $264.7 million compared to $433.5 million in the year ended December 31, 1998.

  In March 1999, in consideration for the early expiration of the Warner Home Video agreement, we agreed to pay Warner Home Video $225.0 million, $112.5 million of which was paid on March 12, 1999 and the remainder of which, plus interest, was paid on September 1, 1999. We recorded a pre-tax contract termination charge in the year ended December 31, 1999 for the $225.0 million payment referred to above in connection with terminating the Warner Home Video agreement.

  Cash Used in Investing Activities. For the year ended December 31, 1999, cash used in investing activities was $881.8 million. In the year ended December 31, 1999, we incurred $624.6 million in film and television costs. In January 1999, we acquired the PolyGram library, containing over 1,300 feature films, for $235.0 million, plus acquisition related costs of approximately $1.2 million. The purchase was funded by borrowings under the revolving facility and available cash.

  Anticipated Needs. Our current strategy and business plan call for substantial on-going investments in the production of new feature films and television programs. Furthermore, we may wish to continue to make investments in new distribution channels to further exploit our motion picture and television library. We plan to continue to evaluate the level of such investments in the context of the capital available to us and changing market conditions.

  We incurred approximately $9.0 million of additional costs in 1999 in connection with the integration of the PolyGram library and our transition to home video self-distribution in the U.S. and Canadian markets. We do not expect our obligations for property and equipment expenditures, including the purchase of computer systems and equipment and other improvements, to exceed $15.0 million per year.

  In connection with our termination of the Warner Home Video agreement, we anticipate that the worldwide home video distribution rights reconveyed to Turner will decrease our cash flow by approximately $10.0 million per year through June 2001.

  We are obligated to fund 50 percent of the expenses of MGM Networks Latin America up to a maximum of approximately $24.0 million. We have funded approximately $18.5 million under such obligation as of December 31, 1999, and expect to fund an additional $2.5 million in 2000.

  In June 1999, in association with a change in our senior management and a corresponding review of our operations, we incurred certain restructuring, severance and other charges aggregating $214.6 million for the year ended December 31, 1999, of which $129.4 million was film-performance related and $85.2 million reflected severance and other costs, including the estimated costs of withdrawing from the Company's arrangements with United International Pictures no later than November 1, 2000. As of December 31, 1999, we have utilized $59.8 of the film-performance related reserves and have paid $25.5 million of the severance and other costs. As a result of the change in senior management, we did not commence production as anticipated under our business plan. Therefore, we expect to release a reduced number of major films in the first six months of 2000, which may adversely impact cash flows and results of operations at least through 2001. However, as opportunities arise, we will pursue the purchase of feature films from third parties that could be released during this period.

  We believe that the remaining proceeds from our 1999 rights offering, together with amounts available under the revolving facility and cash flow from operations, will be adequate for us to conduct our operations in accordance with our business plan for at least the next twelve months. This belief is based in part on the assumption that our future releases will perform as planned. In addition to the foregoing sources of liquidity, we are currently considering various film financing alternatives.

  If necessary in order to manage our cash needs, we may also delay or alter production or release schedules or seek to reduce our aggregate investment in new film and television production costs. There can be no assurance that any such steps would be adequate or timely, or that acceptable arrangements could be reached with third parties if necessary. In addition, although these steps would improve our short-term cash flow and, in the case of partnering, reduce our exposure should a motion picture perform below expectations, such steps could adversely affect long term cash flow and results of operations in subsequent periods.

  We intend to continue to pursue our goal of becoming an integrated global entertainment content company. In connection with our pursuit of this goal, we may consider various strategic alternatives, such as business combinations with companies with strengths complementary to those of ours, other acquisitions and joint ventures, as opportunities arise. The nature, size and structure of any such transaction could require us to seek additional financing.

Impact of the Year 2000 Issue

  Introduction. The term "Year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery with respect to the Year 2000 period. These problems generally arise from the fact that most of the world's computer hardware and software have historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000's" from dates in the "1900's." These problems may also arise from other sources as well, such as the use of special codes and conventions in software that make use of the date field.

  Year 2000 Conversion. We completed the Year 2000 conversion with respect to all of our computer systems and applications. In addition, we have had communications with certain of our significant suppliers, distributors, financial institutions, lessors and others with which we do business to evaluate their Year 2000 compliance plans and state of readiness and to determine the extent to which our systems may be affected by the failure of others to remediate their own Year 2000 issues.

  All major critical systems have continued to function correctly and as planned in the year 2000. To date, there have been no significant operational problems due to any Year 2000 issues and based upon this experience and the testing completed prior to December 31, 1999, we do not anticipate that the Year 2000 issue will have a material adverse effect on our operations. We will, however, continue to monitor closely the performance of our systems and the Year 2000 readiness of its critical vendors, suppliers and customers.

  Costs to Address the Year 2000 Issue. To date, we estimate that we have spent approximately $1.0 million to address the Year 2000 issue, with the majority of the work being performed by our employees. We may identify certain additional costs regarding the Year 2000 issue. Such additional costs are not expected to have a material adverse effect on our financial condition and results of operations.

  Contingency Plans. We have developed a comprehensive Year 2000 specific contingency plan that, when used in combination with our general disaster recovery plan, should provide for continued business operations to the greatest extent possible in the unlikely event of the Year 2000 failure of any of our systems. As part of our Year 2000 contingency effort, information received from external sources is examined for date integrity before being brought into our internal systems. If we determine that our business or a segment thereof is at material risk of disruption due to the Year 2000 issue, we will prepare to implement all or part of our contingency plan.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

  We have only limited involvement in derivative financial instruments and do not use them for trading purposes. Certain amounts borrowed under our credit facility are at variable interest rates and we are thus subject to market risk resulting from interest rate fluctuations. We enter into interest rate swaps in part to alter interest rate exposures. Interest rate swaps allow us to raise long-term borrowings at floating rates and effectively swap them into fixed rates that are lower than those available to us if fixed-rate borrowings were made directly. Under interest rate swaps, we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate amounts calculated by reference to an agreed notional principal amount.

  The following table provides information about our interest rate swaps at December 31, 1999:

                                             Amounts scheduled
                                             for maturity for
                                              the year ending
                                               December 31,     Estimated fair
                                             -----------------     value at
                                               2000     2001   December 31, 1999
                                             -------- -------- -----------------
Interest Rate Swaps
Variable to fixed:
  Notional value (in thousands)............. $225,000 $575,000      $15,139
  Average pay rate..........................   6.127%   5.237%
  Average receive rate......................   6.080%   6.164%

  Because approximately 25 percent of our revenues are denominated, and we incur certain operating and production costs, in foreign currencies, we are subject to market risks resulting from fluctuations in foreign currency exchange rates. In certain instances, we enter into foreign currency exchange contracts in order to reduce exposure to changes in foreign currency exchange rates that affect the value of our firm commitments and certain anticipated foreign currency cash flows. We currently intend to continue to enter into such contracts to hedge against future material foreign currency exchange rate risks. We had no foreign currency exchange contracts outstanding at December 31, 1999.

Item 8. Financial Statements and Supplementary Data

  The Report of Independent Public Accountants, the Company's Consolidated Financial Statements and Notes thereto appear in a separate section of this Form 10-K (beginning on page 45) following Part IV. The index to Consolidated Financial Statements of the Company is included in Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None

                                   PART III

Item 10. Directors and Executive Officers of Registrant

  The information required by Item 10 is set forth in the Proxy Statement under the caption "Election of Directors" and incorporated herein by reference except that the information regarding our executive officers is included in
Part I under the heading "Executive Officers of the Company."

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

                                    PART IV

Item 14. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

  (a) The following documents are filed as part of this report:

    1. Consolidated Financial Statements

      The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Form 10-K at pages 45 to 69.

    2. Financial Statement Schedules

      The financial statement schedules listed in the accompanying Index to Financial Statements are filed as part of this Form 10-K at pages 70 to 76.

    3. Exhibits.

      The exhibits listed in the accompanying Exhibit Index on pages 77 to 79 are filed as part of this Form 10-K.

  (b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the quarter ended December 31, 1999.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 22, 2000

                                          METRO-GOLDWYN-MAYER INC.

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

             Signature                           Title                  Date
             ---------                           -----                  ----

      /s/ Alex Yemenidjian           Chairman of the Board of      March 22, 2000
____________________________________  Directors, Chief Executive
          Alex Yemenidjian            Officer and Director

   /s/ Christopher J. McGurk         Vice Chairman of the Board,   March 22, 2000
____________________________________  Chief Operating Officer and
       Christopher J. McGurk          Director

      /s/ James D. Aljian            Director                      March 22, 2000
____________________________________
          James D. Aljian

   /s/ Francis Ford Coppola          Director                      March 22, 2000
____________________________________
        Francis Ford Coppola

      /s/ Willie D. Davis            Director                      March 22, 2000
____________________________________
          Willie D. Davis

  /s/ Alexander M. Haig, Jr.         Director                      March 22, 2000
____________________________________
       Alexander M. Haig, Jr.

      /s/ Kirk Kerkorian             Director                      March 22, 2000
____________________________________
           Kirk Kerkorian

     /s/ Frank G. Mancuso            Director                      March 22, 2000
____________________________________
          Frank G. Mancuso

      /s/ Jerome B. York             Director                      March 22, 2000
____________________________________
           Jerome B. York

     /s/ Daniel J. Taylor            Senior Executive Vice         March 22, 2000
____________________________________  President and Chief
          Daniel J. Taylor            Financial Officer

                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Public Accountants..................................   45

Consolidated Balance Sheets as of December 31, 1999 and 1998..............   46

Consolidated Statements of Operations and Comprehensive Loss for the Years
 Ended December 31, 1999, 1998 and 1997...................................   47

Consolidated Statements of Stockholders' Equity for the Years Ended
 December 31, 1999, 1998 and 1997.........................................   48

Consolidated Statements of Cash Flows for the Years Ended December 31,
 1999, 1998 and 1997......................................................   49

Notes to Consolidated Financial Statements................................   50

Financial Statement Schedules

Report of Independent Public Accountants .................................   70

Schedule I: Condensed Financial Information of Registrant.................   71

Schedule II: Valuation and Qualifying Accounts............................   76

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Metro-Goldwyn-Mayer Inc.:

We have audited the accompanying consolidated balance sheets of Metro-Goldwyn-Mayer Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metro-Goldwyn-Mayer Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Los Angeles, California
February 1, 2000

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            METRO-GOLDWYN-MAYER INC.

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                      December 31, December 31,
                                                          1999         1998
                                                      ------------ ------------
                       ASSETS
Cash and cash equivalents............................  $  152,213   $   54,839
Accounts and contracts receivable (net of allowance
 for doubtful accounts of $20,985 and $23,220,
 respectively).......................................     452,914      365,067
Film and television costs, net.......................   2,164,458    2,076,663
Investments and advances to affiliates...............      15,207       17,674
Property and equipment, net..........................      48,203       38,636
Excess of cost over net assets of acquired
 businesses, net.....................................     546,173      561,026
Other assets.........................................      45,193       45,073
                                                       ----------   ----------
                                                       $3,424,361   $3,158,978
                                                       ==========   ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Bank and other debt................................  $  719,438   $  720,574
  Accounts payable and accrued liabilities...........     189,904      100,377
  Accrued participants' share........................     237,102      232,515
  Income taxes payable...............................      31,619       34,869
  Advances and deferred revenues.....................     112,189      130,664
  Other liabilities..................................      17,285       20,322
                                                       ----------   ----------
    Total liabilities................................   1,307,537    1,239,321
                                                       ----------   ----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 25,000,000 shares
   authorized, none issued ..........................         --           --
  Common stock, $.01 par value, 500,000,000 shares
   authorized, 201,419,331 and 150,856,424 shares
   issued............................................       2,014        1,509
  Additional paid-in capital.........................   2,931,004    2,203,490
  Deficit............................................    (816,506)    (285,596)
  Accumulated other comprehensive income.............         316          254
  Less: treasury stock, at cost, 265 shares..........          (4)         --
                                                       ----------   ----------
    Total stockholders' equity.......................   2,116,824    1,919,657
                                                       ----------   ----------
                                                       $3,424,361   $3,158,978
                                                       ==========   ==========

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            METRO-GOLDWYN-MAYER INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                       (in thousands, except share data)

                                                Year Ended December 31,
                                           -----------------------------------
                                              1999         1998        1997
                                           -----------  ----------  ----------
Revenues.................................. $ 1,142,433  $1,240,723  $  831,302
Expenses:
  Film and television production and
   distribution...........................   1,172,740   1,191,848     799,539
  General and administrative expenses.....      92,116      92,244      87,644
  Severance and related costs.............      76,158      13,182         --
  Contract termination fee................     225,000         --          --
  Goodwill amortization...................      14,853      14,289      11,230
                                           -----------  ----------  ----------
    Total expenses........................   1,580,867   1,311,563     898,413
                                           -----------  ----------  ----------
Operating loss............................    (438,434)    (70,840)    (67,111)
Other income (expense):
  Interest expense, net of amounts
   capitalized............................     (86,445)    (80,611)    (53,105)
  Interest and other income, net..........       3,770       3,984       2,447
                                           -----------  ----------  ----------
    Total other expense...................     (82,675)    (76,627)    (50,658)
                                           -----------  ----------  ----------
Loss from operations before provision for
 income taxes.............................    (521,109)   (147,467)   (117,769)
Income tax provision......................      (9,801)    (10,181)    (10,345)
                                           -----------  ----------  ----------
Net loss..................................    (530,910)   (157,648)   (128,114)
Foreign currency translation adjustment...          62        (741)       (150)
                                           -----------  ----------  ----------
Comprehensive loss........................ $  (530,848) $ (158,389) $ (128,264)
                                           ===========  ==========  ==========
Loss per share:
  Basic and diluted....................... $     (3.36) $    (2.08) $    (4.47)
                                           ===========  ==========  ==========
Weighted average number of common shares
 outstanding:
  Basic and diluted....................... 158,015,955  75,816,326  28,634,362
                                           ===========  ==========  ==========


  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            METRO-GOLDWYN-MAYER INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (in thousands, except share data)

                          Preferred Stock       Common Stock
                          ------------------ ------------------   Add'l     Retained   Accum. Other   Less:        Total
                           No. of     Par      No. of     Par    Paid-in    Earnings   Comprehensive Treasury  Stockholders'
                           Shares    Value     Shares    Value   Capital    (Deficit)     Income      Stock       Equity
                          ---------  ------- ----------- ------ ----------  ---------  ------------- --------  -------------
Balance December 31,
 1996...................    501,006  $    5   16,700,342 $  167 $  901,639  $     166     $1,145     $   --     $  903,122
Issuance of preferred
 and common stock, net..      1,914     --    28,110,145    281    603,416        --         --          --        603,697
Conversion of preferred
 stock into common
 stock..................   (502,920)     (5)  20,955,168    210       (205)       --         --          --            --
Foreign currency
 translation
 adjustment.............        --      --           --     --         --         --        (150)        --           (150)
Net loss................        --      --           --     --         --    (128,114)       --          --       (128,114)
                          ---------  ------  ----------- ------ ----------  ---------     ------     -------    ----------
Balance December 31,
 1997...................        --      --    65,765,655    658  1,504,850   (127,948)       995         --      1,378,555
Common stock issued in
 1998 rights offering,
 net....................        --      --    84,848,485    849    695,651        --         --          --        696,500
Common stock issued to
 directors, officers and
 employees, net.........        --      --       242,284      2      1,433        --         --          --          1,435
Amortization of deferred
 stock compensation.....        --      --           --     --       1,556        --         --          --          1,556
Foreign currency
 translation
 adjustment.............        --      --           --     --         --         --        (741)        --           (741)
Net loss................        --      --           --     --         --    (157,648)       --          --       (157,648)
                          ---------  ------  ----------- ------ ----------  ---------     ------     -------    ----------
Balance December 31,
 1998...................        --      --   150,856,424  1,509  2,203,490   (285,596)       254         --      1,919,657
Acquisition of treasury
 stock, at cost.........        --      --           --     --         --         --         --       (2,040)       (2,040)
Common stock issued in
 1999 rights offering,
 net....................        --      --    49,714,554    497    714,741        --         --          --        715,238
Common stock issued to
 directors, officers and
 employees, net.........        --      --       848,353      8     11,408        --         --        2,036        13,452
Amortization of deferred
 stock compensation.....        --      --           --     --       1,365        --         --          --          1,365
Foreign currency
 translation
 adjustment.............        --      --           --     --         --         --          62         --             62
Net loss................        --      --           --     --         --    (530,910)       --          --       (530,910)
                          ---------  ------  ----------- ------ ----------  ---------     ------     -------    ----------
Balance December 31,
 1999...................        --   $  --   201,419,331 $2,014 $2,931,004  $(816,506)    $  316     $    (4)   $2,116,824
                          =========  ======  =========== ====== ==========  =========     ======     =======    ==========

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            METRO-GOLDWYN-MAYER INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                  Year Ended December 31,
                                              ---------------------------------
                                                1999       1998        1997
                                              ---------  ---------  -----------
Operating activities:
  Net loss..................................  $(530,910) $(157,648) $  (128,114)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Amortization of film and television
     costs and participants' share..........    853,411    751,807      429,003
    Depreciation and amortization of
     property and equipment.................      9,601      8,564        6,783
    Amortization of goodwill and deferred
     financing costs........................     20,742     19,985       16,323
    Amortization of deferred executive
     compensation...........................      1,365      1,556          --
    Stock contributions to employees,
     directors and employee savings plan....      7,175      1,435          --
    Provision for bad debt and other
     reserves...............................      3,425        467        6,382
    Losses on equity investments, net.......        757     10,887       17,620
    (Increase) decrease in accounts and
     contracts receivable and other assets..    (73,245)   (81,436)      35,054
    Decrease in accounts payable, accrued
     and other liabilities, accrued
     participants' share and domestic and
     foreign taxes..........................    (10,770)  (121,264)     (99,455)
    Increase (decrease) in advances and
     deferred revenues......................    (18,944)       335      (40,468)
    Foreign currency exchange (gain) loss...      2,115     (1,145)       2,190
                                              ---------  ---------  -----------
    Net cash provided by operating
     activities.............................    264,722    433,543      245,318
                                              ---------  ---------  -----------
Investing activities:
  Acquisition of PFE Libraries..............   (236,201)       --           --
  Acquisition of Orion Pictures Corporation.        --         --      (561,617)
  Additions to film costs, net..............   (624,599)  (871,271)    (703,222)
  Additions to property and equipment.......    (14,883)   (14,005)      (9,555)
  Other investing activities................     (6,126)   (18,646)     (11,280)
                                              ---------  ---------  -----------
  Net cash used in investing activities.....   (881,809)  (903,922)  (1,285,674)
                                              ---------  ---------  -----------
Financing activities:
  Net proceeds from issuance of equity
   securities to outside parties............     73,184     73,185      165,000
  Net proceeds from issuance of equity
   securities to related parties............    646,291    623,315      438,697
  Proceeds from debt issuance...............        --         --       200,000
  Additions to borrowed funds...............    872,172    472,478      452,600
  Repayments of borrowed funds..............   (876,420)  (647,412)    (217,473)
  Financing costs and other.................        --         --       (10,040)
                                              ---------  ---------  -----------
  Net cash provided by financing activities.    715,227    521,566    1,028,784
                                              ---------  ---------  -----------
Net change in cash and cash equivalents from
 operating, investing and financing
 activities.................................     98,140     51,187      (11,572)
Net decrease in cash due to foreign currency
 fluctuations...............................       (766)      (326)        (831)
                                              ---------  ---------  -----------
Net change in cash and cash equivalents.....     97,374     50,861      (12,403)
Cash and cash equivalents at beginning of
 the year...................................     54,839      3,978       16,381
                                              ---------  ---------  -----------
Cash and cash equivalents at end of the
 year.......................................  $ 152,213  $  54,839  $     3,978
                                              =========  =========  ===========

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           METRO-GOLDWYN-MAYER INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999

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

  As permitted by Statement of Financial Accounting Standards ("SFAS") No. 53, "Financial Reporting by Producers and Distributors of Motion Pictures," the Company has presented an unclassified consolidated balance sheet. Certain reclassifications have been made to amounts reported in prior periods to conform with current presentation.

  Business. The Company is engaged primarily in the development, production and worldwide distribution of theatrical motion pictures and television programs. The Company also distributes films produced or financed, in whole or in part, by third parties. The Company's business units have been aggregated into three reportable operating segments: feature films, television programming and other operating activities (see Note 12). Operating units included in the other operating segment include licensing and merchandising, interactive media and music, as well as the Company's equity investments.

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

  The success of the Company's television programming also may be impacted by, among other factors, prevailing advertising rates, which are subject to fluctuation. Therefore, there is a substantial risk that some or all of the Company's motion picture and television projects will not be commercially successful, resulting in costs not being recouped or anticipated profits not being realized.

  Principles of Consolidation. The consolidated financial statements include the accounts of MGM, MGM Studios, Orion and all of their majority-owned and controlled subsidiaries. The Company's investments in related companies which represent a 20% to 50% ownership interest over which the Company has significant influence but not control are accounted for using the equity method (see Note 5). All significant intercompany balances have been eliminated.

  Cash and Cash Equivalents. The Company considers all highly liquid debt instruments, purchased with an initial maturity of three months or less, to be cash equivalents. Included in other assets at December 31, 1999 and 1998 is approximately $2,143,000 and $4,333,000, respectively, of cash restricted by various escrow agreements. The carrying value of the Company's cash equivalents approximated cost at each balance sheet date.

                           METRO-GOLDWYN-MAYER INC.

  Revenue Recognition. Revenues from theatrical distribution of feature films are recognized on the dates of exhibition. Revenues from direct home video distribution are recognized, net of an allowance for estimated returns, together with related costs, in the period in which the product is available for sale by the Company's customers. Under revenue sharing arrangements, the Company also participates in consumer rental revenues generated in the home video market by rental establishments. Revenues from television licensing, together with related costs, are recognized when the feature film or television program is available to the licensee for telecast. Long-term non-interest-bearing receivables arising from licensing agreements are discounted to present value.

  Accounting for Film and Television Costs. Except for purchase accounting adjustments, film costs include the costs of production, prints, pre-release and other advertising expected to benefit future periods and capitalized overhead and interest. These costs, as well as participations and talent residuals, are charged against earnings on an individual film basis in the ratio that the current year's gross film revenues bear to management's estimate of total remaining ultimate gross film revenues from all sources. The cost allocated to films revalued in purchase accounting (including the MGM, Orion and PolyGram film libraries) is being amortized over their estimated economic lives not to exceed 20 years.

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

  Property and Equipment. Except for purchase accounting adjustments, property and equipment are stated at cost. Property and equipment acquired as part of the acquisitions of MGM Studios and Orion are stated at estimated fair market value at the dates of acquisition. Depreciation of property and equipment is computed under the straight-line method over the expected useful lives of applicable assets, ranging from three to five years. Leasehold improvements are amortized under the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the related leases. When property is sold or otherwise disposed of, the cost and related accumulated depreciation is removed from the accounts, and any resulting gain or loss is included in income. The costs of normal maintenance, repairs and minor replacements are charged to expense when incurred.

  Goodwill. The excess cost of acquisition over the fair market values of identifiable net assets acquired (goodwill) is amortized over an estimated useful life of 40 years using the straight-line method. The Company has adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The carrying value of existing assets is reviewed when events or changes in circumstances indicate that an impairment test is necessary in order to determine if an impairment has occurred. When factors indicate that such assets should be evaluated for possible impairment, the Company estimates the future cash flows expected to result from the use of the assets and their eventual disposition, and compare the amounts to the carrying value of the assets to determine if an impairment loss has occurred. During the year ended December 31, 1997, the Company reduced goodwill and accrued tax reserves by $11,075,000 due to the favorable resolution of certain pre-acquisition contingencies. Accumulated amortization of goodwill was $41,569,000 and $26,716,000 as of December 31, 1999 and 1998, respectively.

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

                           METRO-GOLDWYN-MAYER INC.

  Foreign Currency Translation. Generally, foreign subsidiary assets and liabilities are translated into United States dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses of foreign subsidiaries are translated into United States dollars at the average exchange rates that prevailed during the period. The gains or losses that result from this process are included as a component of the accumulated other comprehensive income balance in stockholders' equity. Foreign currency denominated transactions are recorded at the exchange rate in effect at the time of occurrence, and the gains or losses resulting from subsequent translation at current exchange rates are included in the accompanying statements of operations.

  Financial Instruments. The carrying values of short-term trade receivables and payables approximate their estimated fair values because of the short maturity of these instruments. The carrying values of receivables with maturities greater than one year have been discounted at LIBOR plus 2.50 percent (approximately 8.63 percent and 7.57 percent at December 31, 1999 and 1998, respectively), which approximates the Company's current effective borrowing rates.

  The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks. The Company enters into interest rate swaps to lower funding costs, to diversify sources of funding, or to alter interest rate exposures arising from mismatches between assets and liabilities. Interest rate swaps allow the Company to raise long-term borrowings at floating rates and effectively swap them into fixed rates that are lower than those available to the Company if fixed-rate borrowings were made directly. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. See "New Accounting Pronouncements."

  Accounts and Contracts Receivable. At December 31, 1999, accounts and contracts receivable aggregated $473,899,000 (before allowance for doubtful accounts), of which approximately $386,000,000 is due within one year. Concentration of credit and geographic risk with respect to accounts receivable is limited due to the large number and general dispersion of accounts which constitute the Company's customer base. The Company performs credit evaluations of its customers and in some instances requires collateral. At December 31, 1999, approximately 17 percent of the Company's accounts and contracts receivable arose from an exclusive home video servicing agreement with Warner Home Video (see Note 3). At December 31, 1998, there were no significant customers accounting for greater than ten percent of the Company's accounts and contracts receivable.

  Earnings Per Share. The Company computes earnings per share in accordance with SFAS No. 128, "Earnings Per Share" ("EPS"). The weighted average number of shares used in computing basic loss per share was 158,015,955, 75,816,326 and 28,634,362 in the years ended December 31, 1999, 1998 and 1997, respectively. Dilutive securities of 2,220,972, 1,642,556 and 18,291,004 shares are not included in the calculation of diluted EPS in the years ending December 31, 1999, 1998 and 1997, respectively, because they are antidilutive.

  Comprehensive Income. The Company computes comprehensive income pursuant to SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components in financial statements and thereby reports a measure of all changes in equity of an enterprise that result from transactions and other economic events other than transactions with owners.

  Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Management estimates ultimate revenues and costs for feature films and television programs for each market based on anticipated release patterns, public acceptance and historical results for similar products. Actual results could differ from those estimates.

                           METRO-GOLDWYN-MAYER INC.

  New Accounting Pronouncements. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Deferral of the Effective Date of FASB No. 133, Accounting for Derivative Instruments and Hedging Activities," which is effective for all quarters of fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.

  In October 1998, the FASB issued an Exposure Draft on a proposed Statement of Position (the "Proposed SOP") for "Accounting By Producers and Distributors of Films." If adopted, the Proposed SOP would establish new accounting and reporting standards for all producers and distributors that own or hold the rights to distribute or exploit films. The Proposed SOP provides that the cumulative effect of changes in accounting principles caused by adoption of the provisions of the SOP should be included in the determination of net income in conformity with Accounting Principles Board Opinion No. 20, "Accounting Changes." If adopted, the Proposed SOP, as currently drafted, would be effective for financial statements for fiscal years beginning after December 15, 2000, with earlier adoption encouraged.

  In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101. "Revenue Recognition in Financial Statements." The SAB provides guidance on the recognition, presentation and disclosure of revenue in financial statements, including certain criteria for gross versus net recording of sales transactions. This SAB is required to be implemented by the Company in the first quarter of 2000. The Company has not determined the effect of this new guidance on the financial statements. SAB No. 101 allows any required changes to be recorded in accordance with Accounting Principles Board No. 20, "Accounting Changes."

  The Company will adopt these statements on their respective effective dates. The effect of these new accounting pronouncements has not yet been determined by management.

Note 2--Acquisitions, Restructuring and Other Charges

  Orion Acquisition. On July 10, 1997, the Company acquired all the outstanding common stock of Orion, together with certain of its subsidiaries, for an aggregate purchase price of $573,000,000 (the "Orion Acquisition"). The Company financed the Orion Acquisition through (i) the issuance of 13,375,107 and 1,625,013 shares of the Common Stock to Tracinda and Seven Network Limited, a former stockholder whose interest was wholly acquired by Tracinda in September 1998 ("Seven"), respectively, for aggregate net proceeds of $360,000,000, (ii) borrowings by Orion under a $250,000,000 Orion credit facility, which was subsequently refinanced into MGM Studios credit facilities, and (iii) assumption of certain liabilities.

  PFE Library Acquisition. On January 7, 1999, the Company acquired certain film libraries and film related rights (the "PFE Libraries") containing over 1,300 feature films that were previously owned by PolyGram for $235,000,000 (the "PFE Library Acquisition"), plus acquisition related costs of $1,201,000. The Company funded the PFE Library Acquisition through an advance on the Revolving Facility (as defined in Note 7) and utilization of cash on hand.

  Restructuring and Other Charges. In association with a restructuring program implemented by the Company in September 1998, the Company recorded a charge against earnings of $13,182,000 representing severance and other costs, of which $9,972,000 was paid in 1998 and $2,819,000 was paid in 1999. This charge included the termination of 114 employees across all divisions of the Company.

  In June 1999, the Company incurred certain restructuring and other charges, in association with a change in senior management and a corresponding review of the Company's operations, aggregating $214,559,000 million, including (i) a $129,388,000 million reserve for pre-release film cost write-downs and certain other charges

                           METRO-GOLDWYN-MAYER INC.

regarding a re-evaluation of film properties in various stages of development and production, which has been included as a charge in film and television production and distribution expenses, and (ii) $85,171,000 million of severance and other related costs, of which $9,013,000 million has been classified in general and administrative expenses, as well as the estimated costs of withdrawing from the Company's arrangements with United International Pictures B.V. ("UIP") no later than November 1, 2000. The severance charge in 1999 included the termination of 46 employees, including the Company's former Chairman and Vice Chairman, across all divisions of the Company. As of December 31, 1999, the Company has utilized $59,759,000 of the pre-release film cost write-down reserves and has paid $25,450,000 of the severance and related costs.

Note 3--WHV Contract Settlement

  On March 12, 1999, the Company agreed to accelerate the expiration of the right of Warner Home Video ("WHV") to distribute the Company's product in the home video marketplace under an agreement executed in 1990 (the "WHV Agreement"). In consideration for the early expiration of the WHV Agreement, the Company paid WHV $225,000,000, of which $112,500,000 was paid on March 12, 1999 and the remaining $112,500,000, plus interest, was paid on September 1, 1999. The parties restructured the terms of the WHV Agreement, which functioned as an interim distribution agreement (the "Transitional Video Agreement"), under which WHV distributed certain of the Company's product in the home video marketplace. The Transitional Video Agreement expired on January 31, 2000, at which time the Company commenced distribution of its home video product in the domestic market. The Company has contracted with Fox Entertainment Group to distribute its home video product internationally beginning February 1, 2000. Additionally, the Company reconveyed to Turner Entertainment Co., Inc. ("Turner"), an affiliate of WHV, the right that the Company had to distribute in the home video markets worldwide until June 2001, 2,950 Turner titles that had been serviced under the WHV Agreement. The Company recorded a pre-tax contract termination charge in the year ended December 31, 1999 for $225,000,000 for costs in connection with the early expiration of WHV's rights under the WHV Agreement.

Note 4--Film and Television Costs

  Film and television costs, net of amortization, are summarized as follows (in thousands):

                                                      December 31,  December 31,
                                                          1999          1998
                                                      ------------  ------------
   Theatrical productions:
     Released........................................ $ 3,011,248    $2,116,007
     Less: accumulated amortization..................  (1,277,426)    (750,008)
                                                      -----------    ----------
     Released, net...................................   1,733,822    1,365,999
     Completed not released, net.....................      28,286        98,654
     In process and development, net.................      88,889       283,242
                                                      -----------    ----------
       Subtotal: theatrical productions..............   1,850,997     1,747,895
                                                      -----------    ----------
   Television programming............................     697,515       567,138
     Less: accumulated amortization..................    (384,054)     (238,370)
                                                      -----------    ----------
       Subtotal: television programming..............     313,461       328,768
                                                      -----------    ----------
                                                      $ 2,164,458    $2,076,663
                                                      ===========    ==========

  Interest costs capitalized to theatrical productions were $15,845,000, $16,775,000 and $15,242,000 during the years ended December 31, 1999, 1998 and
1997, respectively.

  Based on the Company's estimates of projected gross revenues as of December 31, 1999, approximately 80 percent of unamortized film costs applicable to released theatrical films and television programs, excluding

                           METRO-GOLDWYN-MAYER INC.

acquired film libraries, will be amortized during the four years ending December 31, 2003. For acquired film libraries, $1,293,000,000 of net film costs as of December 31, 1999 remain to be amortized under the income forecast method over an average remaining life of 17.4 years.

Note 5--Investments and Advances to Affiliates

  Distribution in foreign theatrical and certain pay television markets is performed by UIP, in which the Company has a one-third interest. The Company's investment in UIP, which is included in investments and advances to affiliates, is stated at cost plus equity in undistributed earnings. The Company includes in its financial statements the revenues and related costs associated with its films distributed by UIP. The distribution fees paid to UIP by the Company are included in film and television production and distribution expense. Due to timing differences there are no taxable earnings and, therefore, there is no tax provision on undistributed earnings. The Company's share of the net profits in UIP in the years ended December 31, 1999, 1998 and 1997 were $5,568,000, $7,391,000 and $6,227,000, respectively.
In June 1999, the Company announced its intention to withdraw from its arrangements with UIP effective in November 2000 (see Note 2).

  In May 1996, the Company entered into a joint venture agreement with Encore International, Inc., an indirect subsidiary of TeleCommunications, Inc., to develop MGM Gold Networks (Asia) ("MGM Gold"), a satellite and cable delivery channel based in Asia whose operations were terminated in April 1998. In addition, in May 1998, the Company acquired a 50 percent interest in a Latin American cable programming joint venture, MGM Networks Latin America ("MGM Latin America"), for certain assets contributed by the Company to the joint venture. The Company shares equally in the profits of the venture and is obligated to fund 50 percent of the joint venture's expenses up to a maximum of approximately $24,000,000, of which the Company had funded approximately $18,500,000 as of December 31, 1999. The Company's share of MGM Gold's and MGM Latin America's start-up losses in the years ended December 31, 1999, 1998 and 1997 were $6,952,000, $9,296,000 and $11,754,000, respectively.

  Investments are summarized as follows (in thousands):

                                                       December 31, December 31,
                                                           1999         1998
                                                       ------------ ------------
   UIP................................................   $ 6,004      $ 8,273
   MGM Latin America..................................     5,898        6,724
   Others.............................................     3,305        2,677
                                                         -------      -------
                                                         $15,207      $17,674
                                                         =======      =======

Note 6--Property and Equipment

  Property and equipment are summarized as follows (in thousands):

                                                       December 31, December 31,
                                                           1999         1998
                                                       ------------ ------------
   Leasehold improvements.............................   $ 22,974     $ 20,921
   Furniture, fixtures and equipment..................     51,058       34,056
                                                         --------     --------
                                                           74,032       54,977
   Less accumulated depreciation and amortization.....    (25,829)     (16,341)
                                                         --------     --------
                                                         $ 48,203     $ 38,636
                                                         ========     ========

                           METRO-GOLDWYN-MAYER INC.

Note 7--Bank and Other Debt

  Bank and other debt is summarized as follows (in thousands):

                                                      December 31, December 31,
                                                          1999         1998
                                                      ------------ ------------
   Term Loans........................................   $700,000     $700,000
   Capitalized lease obligations and other
    borrowings.......................................     19,438       20,574
                                                        --------     --------
                                                        $719,438     $720,574
                                                        ========     ========

  On October 15, 1997, the Company entered into an amended and restated credit facility with a syndicate of banks aggregating $1.3 billion (the "Amended Credit Facility") consisting of a six year $600,000,000 revolving credit facility (the "Revolving Facility"), a $400,000,000 seven and one-half year term loan ("Tranche A Loan") and a $300,000,000 eight and one-half year term loan ("Tranche B Loan") (collectively, the "Term Loans"). The Amended Credit Facility contains provisions allowing, with the consent of the requisite lenders and subject to syndication thereof, for an additional $200,000,000 tranche, raising the potential amount of Amended Credit Facility to $1.5 billion. The Revolving Facility and the Tranche A Loan bear interest at
2.50 percent over the Adjusted LIBOR rate, as defined (8.63 percent at December 31, 1999). The Tranche B Loan bears interest at 2.75 percent over the Adjusted LIBOR rate (8.88 percent at December 31, 1999). Scheduled amortization of the Term Loans under the Amended Credit Facility commences with $33,000,000 in 2001, $73,000,000 in 2002, $103,000,000 in 2003,
$103,000,000 in 2004 and $103,000,000 in 2005, with the remaining balance due at maturity. There were no amounts outstanding under the Revolving Facility at December 31, 1999 and 1998. The Revolving Facility matures in October 2003, subject to extension under certain conditions.

  The Company has entered into three year fixed interest rate swap contracts in relation to a portion of the Amended Credit Facility for a notional value of $800,000,000 at an average rate of approximately 7.5 percent, which expire in various terms no later than December 2001. At December 31, 1999, the Company would be entitled to receive approximately $15,139,000 if such swap contracts were terminated.

  The Company's borrowings under the Amended Credit Facility are secured by substantially all the assets of the Company. The Amended Credit Facility contains various covenants including limitations on dividends, capital expenditures and indebtedness, and the maintenance of certain financial ratios. The Amended Credit Facility was amended in 1999 and 1998 to modify certain of these financial covenants.

  Lease and other borrowings. Capitalized lease and other borrowings relate principally to contractual liabilities and computer equipment financing at interest rates of ranging from approximately nine to ten percent.

  Maturity schedule. Credit facilities, lease and other borrowings at December 31, 1999 are scheduled to mature as follows (in thousands):

       2000............................................................ $  9,598
       2001............................................................   38,475
       2002............................................................   74,081
       2003............................................................  104,196
       2004............................................................  103,588
       Thereafter......................................................  389,500
                                                                        --------
                                                                        $719,438
                                                                        ========

                           METRO-GOLDWYN-MAYER INC.

Note 8--Stockholders' Equity

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

  Seven Sale. On September 1, 1998, Tracinda purchased from Seven 16,208,463 shares of the Common Stock, representing all of the capital stock of the Company beneficially owned by Seven, for a price per share of $24 and an aggregate purchase price of $389,003,000 (the "Seven Sale"). With the consummation of the Seven Sale, Tracinda and 250 Rodeo, Inc., an affiliate of Tracinda ("250 Rodeo"), increased their beneficial ownership of the Company to approximately 89.5 percent.

  1998 Rights Offering. On October 26, 1998, the Company issued to the holders of record of the Common Stock, at no charge to such holders, transferable subscription rights (the "Rights") to subscribe for 84,848,485 shares (the "Shares") of the Common Stock for $8.25 per share (the "1998 Subscription Price") (the "1998 Rights Offering"). Holders of the Common Stock received
1.289 Rights for each share of the Common Stock held as of October 26, 1998. Rights holders were allowed to purchase one share of the Common Stock at the 1998 Subscription Price for each whole Right held (the "Basic Subscription Privilege"). Rights holders who exercised the Basic Subscription Privilege in full also had the opportunity to purchase additional shares at the 1998 Subscription Price pursuant to an Oversubscription Privilege, as defined. Pursuant to the 1998 Rights Offering, Tracinda and 250 Rodeo each committed to exercise the Basic Subscription Privilege with respect to all of the Subscription Rights distributed to it (subject to certain conditions). The Rights pursuant to the 1998 Rights Offering expired on November 16, 1998. The 1998 Rights Offering was fully subscribed (including shares issued pursuant to the Oversubscription Privilege), and the Company issued the Shares for total net proceeds of $696,500,000 (gross proceeds of $700,000,000 less applicable fees and expenses of approximately $3,500,000). The net proceeds from the 1998 Rights Offering were used to repay in full the amounts outstanding under a bridge loan, and then to repay borrowings outstanding under the Revolving Facility.

  In connection with the 1998 Rights Offering, the Company also amended its Amended and Restated Certificate of Incorporation in order to increase the number of shares of the Common Stock authorized from 125,000,000 to 250,000,000 (the "Amendment"). The Amendment was approved by the Board of Directors of the Company and Tracinda (which represents a majority of the outstanding Common Stock) on October 22, 1998 and was effective prior to the closing of the 1998 Rights Offering.

                           METRO-GOLDWYN-MAYER INC.

  1999 Rights Offering. On October 15, 1999, the Company issued to its stockholders of record of the common stock, at no charge to such holders, transferable subscription rights to subscribe for an aggregate of 49,714,554 shares of the common stock for $14.50 per share (the "1999 Subscription Price") (the "1999 Rights Offering"). Holders of the common stock received
0.328 Rights for each share of the common stock held as of October 15, 1999. Rights holders were allowed to purchase one share of the common stock at the 1999 Subscription Price for each whole Right held. Rights holders who exercised their Rights also had the opportunity to purchase additional Shares at the 1999 Subscription Price pursuant to an Oversubscription Privilege, as defined. The Rights pursuant to the 1999 Rights Offering expired on November 8, 1999. The 1999 Rights Offering was fully subscribed (including shares issued pursuant to the Oversubscription Privilege), and the Company issued the Shares for total net proceeds of $715,238,000 (gross proceeds of $720,861,000 less applicable fees and expenses of $5,623,000). The net proceeds from the 1999 Rights Offering were used to repay in full the amounts outstanding under a bridge loan and the Revolving Facility, with the balance retained as cash for general operating purposes.

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

  In connection with the 1998 Rights Offering, the per share exercise price of the stock options granted to certain executive officers and other Senior employees of the Company (the "Executive Repricing Participants") aggregating 3,164,604 options were reduced from between $20.00 and $24.00 to $14.90, and for approximately 400 other employees the exercise price of 2,027,900 stock options was reduced from $20.00 to $14.90, for 10,400 options from $22.00 to $14.90, for 103,800 options from $21.50 to $14.90 and for 19,800 options from $19.63 to $14.90 (collectively, the "Options Repricing"). The options which have had their exercise price adjusted pursuant to the Options Repricing will not be exercisable until the later of (i) six months following the rights offering, (ii) the date the Options Repricing is approved by the holders of 75 percent of the outstanding shares of the Common Stock and (iii) the applicable date of exercise set forth in the respective option agreement. No changes will be made to the vesting schedule or expiration date of the options subject to the Options Repricing.

  Stock option transactions under the 1996 Incentive Plan were as follows:

                             December 31, 1999    December 31, 1998   December 31, 1997
                            -------------------- -------------------- -------------------
                                        Weighted             Weighted            Weighted
                                        Average              Average             Average
                                        Exercise             Exercise            Exercise
                              Shares     Price     Shares     Price    Shares     Price
                            ----------  -------- ----------  -------- ---------  --------
   Options outstanding at
    beginning of year......  7,712,611   $17.25   7,683,952   $22.71  1,745,680   $24.00
   Granted................. 16,198,950   $22.17   5,973,714   $14.73  5,948,672   $22.33
   Exercised...............   (218,421)  $14.83         --       --         --       --
   Cancelled............... (2,296,833)  $15.60  (5,945,055)  $22.16    (10,400)  $20.00
                            ----------   ------  ----------   ------  ---------   ------
   Options outstanding at
    end of year............ 21,396,307   $20.52   7,712,611   $17.25  7,683,952   $22.71
                            ==========   ======  ==========   ======  =========   ======
   Options exercisable at
    end of year............  3,619,361   $15.77     765,662   $24.00        --       --
                            ==========   ======  ==========   ======  =========   ======

                           METRO-GOLDWYN-MAYER INC.

  In 1999 Tracinda exercised 156,251 options, not included in the 1996 Incentive Plan, at an exercise price of $6.41 per share. Additionally, Celsus Financial Corporation, an entity wholly-owned by a former director of the Company, holds 156,251 options at an exercise price of $6.41 per share. These options expire on October 10, 2002 and are fully vested and exercisable.

  The following table summarizes information about the outstanding options at December 31, 1999 under the 1996 Incentive Plan:

                                                                      Weighted
                                                                       average
                                                         Outstanding  remaining
                                                          number of  contractual
        Exercise price                                     options      life
        --------------                                   ----------- -----------
        $11.38..........................................    215,100     8.94
        $14.90.......................................... 12,640,121     7.39
        $15.50-$17.88...................................    432,750     9.76
        $24.00..........................................    358,336     6.78
        $30.00..........................................  7,750,000     9.35
                                                         ----------
                                                         21,396,307
                                                         ==========

  The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting For Stock Issued to Employees," and related interpretations in accounting for its plans. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net loss would have been the following pro forma amounts:

                                                  Year Ended December 31,
                                               -------------------------------
                                                 1999        1998       1997
                                               ---------  ---------  ---------
   Net loss:
   As reported................................ $(530,910) $(157,648) $(128,114)
   Pro forma.................................. $(547,304) $(170,546) $(136,187)
   Pro forma loss per share................... $   (3.46) $   (2.25) $   (4.76)

  The fair value of each option grant was estimated using the Black-Scholes model based on the following assumptions: the weighted average fair value of stock options granted in the year ended December 31, 1999, 1998 and 1997 was $8.03, $4.62 and $5.41, respectively. The dividend yield was 0 percent in all periods, and expected volatility was 59.5 percent, 40.5 percent and 0 percent for the years ended December 31, 1999, 1998 and 1997, respectively. Also, the calculation uses a weighted average expected life of 5.0 years in each year, and a weighted average assumed risk-free interest rate of 5.6 percent, 4.9 percent and 5.9 percent for the years ended December 31, 1999, 1998 and 1997, respectively.

  Senior Management Bonus Plan and Other Options. The Company has a Senior Management Bonus Plan (the "Senior Management Bonus Plan") under which 2,420,685 bonus interests ("Bonus Interests") have been granted to certain Senior employees. Subject to certain vesting and other requirements, each Bonus Interest held by the Executive Repricing Participants entitles the holder to receive a cash payment if (a) the sum of the average closing price of Common Stock during the 20 trading days plus, in certain circumstances, per share distributions on the Common Stock (together, the "Price") preceding a Determination Date, as defined, is greater than (b) $14.90 and less than $29.80 (adjusted for stock splits, reverse stock splits and similar events). With respect to Bonus Interests held by all others, each Bonus Interest entitles the holder to receive a cash payment if the Price preceding a Determination Date, as defined, is greater than $24.00 and less than $48.00 (adjusted for stock splits, reverse stock splits and similar events). The cash payment will be equal to (i) the vested portion of the

                           METRO-GOLDWYN-MAYER INC.

Bonus Interest at the Determination Date multiplied by (ii) the amount by which the Price at the Determination Date is less than $29.80, with respect to Executive Repricing Participants, or $48.00 with respect to all others, multiplied by (iii) 1.61, with respect to the Executive Repricing Participants only (in each case, a maximum of $24.00 per Bonus Interest). Once a payment is made in respect of the vested portion of a Bonus Interest, no further payment is due in respect of that portion. If at any Determination Date the Price equals or exceeds $29.80, with respect to Executive Repricing Participants, or $48.00, with respect to all others, no payments will thereafter be due in respect of any then-vested portion of a Bonus Interest. Bonus Interests vested 20 percent at October 1, 1997 and 1/60 each month thereafter. At December 31, 1999, there were 2,377,435 Bonus Interests outstanding, of which 2,008,655 were vested.

  Pursuant to an employment termination agreement, in August 1999 the Company repriced stock options of a former executive officer aggregating 1,745,680 shares. Such options were repriced to $14.90 and became fully vested and exercisable. These options are being accounted for as a variable option grant.

  The Company has expensed $25,328,000 and $10,500,000 for obligations under these plans for the years ended December 31, 1999 and 1997, respectively, of which $25,328,000 is included in restructuring and other charges related to employees terminated in 1999. There were no charges related to these plans in the year ended December 31, 1998.

  Employee Incentive Plan. In January 2000 the Company approved the adoption of an employee incentive plan (the "Employee Incentive Plan") for eligible employees (the "Participants"), subject to stockholder approval. In the case of certain named executive officers of the Company (the "Named Executive Officers"), bonus awards are determined solely by the Section 162(m) subcommittee (the "Subcommittee") as follows: (a) objective performance goals, bonus targets and performance measures are pre-established by the Subcommittee at a time when the actual performance relative to the goal remains substantially uncertain and may be based on such objective business criteria as the Subcommittee may determine, including film performance and EBITDA, among others; (b) the Subcommittee may exercise discretion to reduce an award to a Named Executive Officer by up to 25% so long as such reduction does not result in an increase in the amount of the bonus of any other Participant; and
(c) prior to the payment of any bonus to any of the Named Executive Officers, the Subcommittee will certify to the Company's Board of Directors or the Executive Committee that the objective pre-established performance goals upon which such bonus is based have been attained and that the amount of each bonus has been determined solely on the basis of the attainment of such goals (subject to the exercise of the negative discretion discussed above).

  Other Matters. On July 13, 1999, the following measures, among others, were approved at the Company's annual meeting of stockholders: (i) an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the total number of shares of the Company's common stock authorized from 250,000,000 to 500,000,000, (ii) the repricing of stock options (which were effectively approved for repricing in October 1998 by the Company's Board of Directors and Tracinda) of the Company granted pursuant to the Amended and Restated 1996 Stock Incentive Plan, (iii) an increase in the aggregate number of shares of the common stock of the Company issuable under the Amended and Restated 1996 Stock Incentive Plan, (iv) an amendment to the Bonus Interest Agreements entered into pursuant to the Senior Management Bonus Plan, and (v) the issuance of options to purchase shares of the common stock of the Company to to certain executive officers of the Company.

                           METRO-GOLDWYN-MAYER INC.

Note 9--Income Taxes

  The Company's domestic and foreign tax liability balances consist of the following (in thousands):

                                                       December 31, December 31,
                                                           1999         1998
                                                       ------------ ------------
   Current............................................   $ 31,619     $ 34,869
   Deferred...........................................        --           --
                                                         --------     --------
                                                         $ 31,619     $ 34,869
                                                         ========     ========

  The income tax effects of temporary differences between book value and tax basis of assets and liabilities are as follows (in thousands):

                                                       December 31, December 31,
                                                           1999         1998
                                                       ------------ ------------
   Deferred tax assets:
     Film and television costs........................  $ 182,954    $  32,078
     Participations and residuals payable.............     28,913       61,434
     Reserves and investments.........................     56,668       48,332
     Net miscellaneous tax assets.....................     34,127       26,595
     Operating loss carryforwards.....................    196,592      104,607
                                                        ---------    ---------
       Subtotal, gross deferred tax assets............    499,254      273,046
     Valuation allowance..............................   (368,628)    (228,044)
                                                        ---------    ---------
       Total deferred tax assets......................    130,626       45,002
                                                        ---------    ---------
   Deferred tax liabilities:
     Film revenue.....................................    (62,081)     (41,556)
     Purchased film costs.............................    (63,029)         --
     Goodwill.........................................     (5,516)      (3,446)
                                                        ---------    ---------
       Total deferred tax liabilities.................   (130,626)     (45,002)
                                                        ---------    ---------
   Net deferred tax liability.........................  $     --     $     --
                                                        =========    =========

  At December 31, 1999, the Company and its subsidiaries for U.S. federal income tax purposes had net operating loss carryforwards of $218,681,000, $163,568,000, $91,511,000 and $30,323,000, which expire in 2019, 2018, 2012 and 2011, respectively. Under U.S. tax rules enacted in 1997, net operating losses generated in tax years beginning before August 6, 1997 may be carried forward for 15 years while losses generated in subsequent tax years may be carried forward 20 years. Presently, there are no limitations on the use of these carryforwards.

  At December 31, 1999, management has determined that $368,628,000 of deferred tax assets do not satisfy the recognition criteria set forth in SFAS No. 109. Accordingly, a valuation allowance has been recorded by the Company for this amount.

                           METRO-GOLDWYN-MAYER INC.

  Details of the provision for income taxes are as follows (in thousands):

                                                   Year Ended December 31,
                                                 -----------------------------
                                                   1999       1998      1997
                                                 ---------  --------  --------
   Current taxes:
     Foreign taxes.............................. $   9,801  $ 10,181  $  9,645
   Deferred taxes:
     Federal and state taxes....................  (140,584)  (54,177)  (66,102)
     Adjustment for change in valuation
      allowance.................................   140,584    54,177    66,802
                                                 ---------  --------  --------
   Total tax provision.......................... $   9,801  $ 10,181  $ 10,345
                                                 =========  ========  ========

  The following is a summary reconciliation of the federal tax rate to the effective tax rate:

                                                  Year Ended December 31,
                                                  -----------------------------
                                                   1999       1998       1997
                                                  -------    -------    -------
   Federal tax rate on pre-tax book loss.........     (35)%      (35)%      (35)%
   Goodwill and other permanent differences......       1 %        3 %        3 %
   Foreign taxes, net of available federal tax
    benefit......................................       2 %        7 %        8 %
   Loss carryforward not benefitted..............      34 %       32 %       32 %
                                                  -------    -------    -------
   Effective tax rate............................       2 %        7 %        8 %
                                                  =======    =======    =======

  The Company has various foreign subsidiaries formed or acquired to produce or distribute motion pictures outside the United States. In the opinion of management, the earnings of these subsidiaries are not permanently invested outside the United States. Pursuant to APB No. 23, "Accounting For Income Taxes--Special Areas," tax expense has accordingly been provided for these unremitted earnings.

Note 10--Retirement Plans

  The Company has a non-contributory retirement plan (the "Basic Plan") covering substantially all regular full-time, non-union employees. Benefits are based on years of service and compensation, as defined. The Company's disclosures are in accordance with SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revised employers' disclosures about pension and post-retirement benefit plans.

                           METRO-GOLDWYN-MAYER INC.

  Reconciliation of the funded status of the plans and the amounts included in the Company's consolidated balance sheets are as follows (in thousands):

                                                       December 31, December 31,
                                                           1999         1998
                                                       ------------ ------------
   Projected benefit obligations:
     Beginning obligations ..........................    $13,652      $10,500
     Service cost ...................................      1,681        1,149
     Interest cost ..................................      1,070          852
     Actuarial loss (gain) ..........................     (2,403)       1,506
     Benefits paid ..................................       (160)        (355)
                                                         -------      -------
     Ending obligations .............................    $13,840      $13,652
                                                         =======      =======
   Fair value of plan assets (primarily debt
    securities):
     Beginning fair value......................... ..    $11,205      $ 8,741
     Actual return on plan assets....................        935        1,107
     Employer contributions .........................      1,660        1,712
     Benefits paid ..................................       (160)        (355)
     Expenses .......................................        --           --
                                                         -------      -------
     Ending fair value ..............................    $13,640      $11,205
                                                         =======      =======
   Funded status of the plans:
     Projected benefit obligations...................    $13,840      $13,652
     Plan assets at fair value.......................     13,640       11,205
     Projected benefit obligations in excess of plan
      assets.........................................       (200)      (2,447)
     Unrecognized net asset as of beginning of year..       (120)        (140)
     Unrecognized net loss (gain)....................       (622)       1,936
     Unrecognized prior service credit...............       (136)        (149)
                                                         -------      -------
     Net balance sheet liability.....................    $(1,078)     $  (800)
                                                         =======      =======

   Key assumptions used in the actuarial computations were as follows:

   Discount rate.................. ..................      7.75%        6.75%
                                                         =======      =======
   Long-term rate of return on assets................      7.25%        7.25%
                                                         =======      =======
   Rate of increase in future compensation levels....      5.00%        5.00%
                                                         =======      =======

  The unrecognized net asset is being amortized over the estimated remaining service life of 19.4 years. Domestic pension benefits and expense were determined under the entry age actuarial cost method.

  Pension cost includes the following components (in thousands):

                                                      Year Ended December 31,
                                                      -------------------------
                                                       1999     1998     1997
                                                      -------  -------  -------
   Service cost...................................... $ 1,681  $ 1,149  $ 1,213
   Interest cost on projected benefit obligation.....   1,070      852      841
   Actual return on plan assets......................    (857)    (676)    (636)
   Net amortization and deferral.....................      43      (34)     (34)
                                                      -------  -------  -------
   Net periodic pension cost......................... $ 1,937  $ 1,291  $ 1,384
                                                      =======  =======  =======

                           METRO-GOLDWYN-MAYER INC.

  A significant number of the Company's production employees are covered by union sponsored, collectively bargained multi-employer pension plans. The Company contributed approximately $6,884,000, $8,890,000 and $12,366,000, respectively, for such plans in years ended December 31, 1999, 1998 and 1997. Information from the plans' administrators is not sufficient to permit the Company to determine its share of unfunded vested benefits, if any.

  The Company also provides each of its employees, including its officers, who have completed one year of service with the Company the opportunity to participate in the MGM Savings Plan (the "Savings Plan"). The Company contributed approximately $1,350,000, $1,435,000 and $1,172,000, respectively, to the Savings Plan in the years ended December 31, 1999, 1998 and 1997.

Note 11--Related Party Transactions

  In February 1980, a predecessor-in-interest to the Company granted to a predecessor-in-interest to MGM Grand, Inc. ("MGM Grand") an exclusive open-ended royalty-free license, which was amended in 1992 and further amended in 1998. Pursuant to the license, as amended, MGM Grand has the right to use certain trademarks that include the letters "MGM," as well as logos and names consisting of or related to stylized depictions of a lion, in its resort hotel and/or gaming businesses and other businesses that are not related to filmed entertainment. In 1986 MGM granted MGM Grand Air, Inc. ("Grand Air") an exclusive open-ended royalty-free license to use one of its logos consisting of a stylized depiction of a lion in Grand Air's airline business. The Company did not receive any monetary compensation for these licenses. Tracinda owns a majority of the outstanding common stock of MGM Grand the parent of both MGM Grand Hotel, Inc. ("Grand Hotel") and Grand Air. Additionally, the Company and affiliates of Tracinda occasionally conduct cross-promotional campaigns, in which the Company's motion pictures and the affiliates' hotels are promoted together; however, the Company believes that the amounts involved are immaterial.

  The Company and Grand Hotel have an ongoing relationship whereby Grand Hotel can utilize key art, still photographs of artwork and one minute film clips from certain of the Company's motion picture releases on an as-needed basis. The Company did not receive any monetary compensation for these licenses.

  The Company periodically sells to Grand Hotel and certain of its affiliates, on a wholesale basis, videocassettes and other merchandise such as baseball caps, clothing, keychains and watches bearing the Company's trademarks and logos for resale to consumers in retail shops located within MGM Grand's hotels. During the years ended December 31, 1999, 1998 and 1997, the Company recognized revenues of $17,000, $24,000 and $257,000, respectively, for such videocassettes and merchandise.

  In 1997 MGM Studios and Grand Hotel entered into a site location agreement with respect to production of a pilot episode of a television series being developed by MGM Studios. Grand Hotel was not compensated for the use of the site, but was compensated, on customary terms, for goods and services provided by Grand Hotel in the amount of $462,000 in the year ended December 31, 1997.

  From time to time, the Company charters airplanes from Tracinda for use in the Company's business. The Company believes that the terms of the charter arrangements are no less favorable to the Company than those that could be obtained from unrelated third parties. During the years ended December 31, 1999, 1998 and 1997, the aggregate of the payments made to Tracinda for such charters were approximately $149,000, $3,000 and $308,000, respectively.

  In 1995, the Company licensed to a subsidiary of Seven, a former beneficial owner of more than 5 percent of the Company's Common Stock, the right to distribute certain motion picture and television product in the

                           METRO-GOLDWYN-MAYER INC.

Australian free television market. This agreement was amended on September 9, 1997. The product licensed includes certain library pictures and theatrical motion pictures and television series, miniseries and made-for-television movies produced or distributed by the Company during the term of the agreement. The license fees for the library product are at a rate which the Company believes is arm's-length. The term of the output portion of the agreement is 15 years. The license fees for output product television series, television movies and television mini-series are on a "most favored nations" basis with prices paid by the Seven subsidiary for comparable programming. During the years ended December 31, 1999, 1998 and 1997, the Company recognized revenues of $5,475,000, $5,651,000 and $4,454,000, respectively, under this agreement. Management believes that the terms of this agreement are consistent with the terms of comparable television license arrangements with third parties.

  In 1994, in connection with the formation of Movie Network Channels, a joint venture in which the Company has a non-controlling interest and a subsidiary of Seven had a non-controlling interest until April 1999, the Company licensed to the joint venture certain of its current theatrical and television motion pictures, as well as a number of its library pictures, for distribution on Australian pay television. The agreement expires on June 30, 2005, with all motion pictures covered by the agreement reverting to the Company within one year after that date, but both the Company and Movie Network Channels have the right to extend the license for a further four years. The Company receives a license fee for each picture that is based on the number of Movie Network Channel's subscribers. The Company recognized such license fee revenues of $3,261,000, $3,678,000 and $3,056,000 during the years ended December 31,
1999, 1998 and 1997, respectively. The Company believes that the terms of the agreement are no less favorable to the Company than those contained in its licenses with unaffiliated licensees.

  Seven has agreed to reimburse the Company for losses that the Company may incur in connection with the distribution of an Australian film with respect to which the Company has acquired distribution rights from an unrelated third party.

  The Company had an exclusive producer overhead arrangement with FGM Entertainment for the services of Frank Mancuso, Jr., the son of the Company's former Chairman of the Board and Chief Executive Officer, which was terminated on August 2, 1999. FGM Entertainment, a company wholly owned by Mr. Mancuso, Jr., received $400,000 each year, subject to five to ten percent annual increases, for overhead expenses, as well as a development fund and a production fund to pay for the costs of developing and producing projects. Pursuant to this arrangement, the Company paid Mr. Mancuso, Jr. approximately $1,043,000, $2,429,000 and $1,916,000 during the years ended December 31,
1999, 1998 and 1997, respectively. Pursuant to the termination agreement, the Company's obligation to fund overhead ceased, Mr. Mancuso Jr. acquired a feature film produced by the Company for $3,000,000, and Mr. Mancuso Jr. obtained the right to acquire certain projects developed by him pursuant to a turnaround arrangement.

  In December 1999, the Company agreed to provide a production company owned by Mr. Coppola, a director of the Company and a member of the Company's Executive Committee, certain office space and office furnishings/equipment at no charge for a two-year period as consideration for creative services provided by Mr. Coppola in connection with certain of the Company's film product.

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

                           METRO-GOLDWYN-MAYER INC.

Note 12--Segment Information

  The Company applies the disclosure provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company's business units have been aggregated into three reportable operating segments: feature films, television programming and other (see Note 1). The factors for determining the reportable segments were based on the distinct nature of their operations. They are managed as separate business units because each requires and is responsible for executing a unique business strategy. Income or losses of industry segments and geographic areas exclude interest income, interest expense, goodwill amortization, income taxes and other unallocated corporate expenses. Identifiable assets are those assets used in the operations of the segments. Corporate assets consist of cash, certain corporate receivables and intangibles. Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

                                   Feature    Television
                                    Films      Programs   Other      Total
                                  ----------  ---------- --------  ----------
   Year Ended December 31, 1999:
     Revenues.................... $  888,303   $205,719  $ 48,411  $1,142,433
     Segment income (loss)....... $  (77,590)  $ 27,602  $ 19,681  $  (30,307)
     Identifiable assets......... $2,255,693   $423,204  $ 18,104  $2,697,001
     Capital expenditures........ $   12,691   $  2,102  $  6,216  $   21,009
     Depreciation expense........ $    8,187   $  1,356  $     58  $    9,601
   Year Ended December 31, 1998:
     Revenues                     $1,005,747   $197,759  $ 37,217  $1,240,723
     Segment income (loss)....... $   39,748   $ 12,885  $ (3,758) $   48,875
     Identifiable assets......... $2,096,092   $400,646  $ 19,718  $2,516,456
     Capital expenditures........ $    9,293   $  1,776  $ 18,733  $   29,802
     Depreciation expense........ $    5,683   $  1,086  $     53  $    6,822
   Year Ended December 31, 1997:
     Revenues.................... $  699,219   $114,200  $ 17,883  $  831,302
     Segment income (loss)....... $   65,509   $ (7,201) $(26,545) $   31,763
     Identifiable assets......... $1,874,683   $311,873  $  9,414  $2,195,970
     Capital expenditures........ $    6,346   $  1,056  $ 11,312  $   18,714
     Depreciation expense........ $    4,505   $    749  $     23  $    5,277

  The following table presents the details of other operating segment income
(loss):

                                                     Year Ended December 31,
                                                    ---------------------------
                                                     1999      1998      1997
                                                    -------  --------  --------
   Licensing and merchandising..................... $ 4,763  $    484  $  2,526
   Interactive media...............................   1,309    (9,930)  (16,828)
   Music...........................................   7,202     4,787     2,140
   Losses on equity investments....................  (6,325)  (12,536)  (14,225)
   Profit on sale of interest in joint venture.....      --    10,000        --
   Other...........................................  12,732     3,437      (158)
                                                    -------  --------  --------
                                                    $19,681  $ (3,758) $(26,545)
                                                    =======  ========  ========

                           METRO-GOLDWYN-MAYER INC.

  The following is a reconciliation of reportable segment income (loss) to loss from operations before provision for income taxes:

                                                 Year Ended December 31,
                                              --------------------------------
                                                 1999       1998       1997
                                              ----------  ---------  ---------
   Segment income (loss)..................... $  (30,307) $  48,875  $  31,763
   General and administrative expenses.......    (92,116)   (92,244)   (87,644)
   Severance and related costs...............    (76,158)   (13,182)        --
   Contract termination fee..................   (225,000)        --         --
   Goodwill amortization.....................    (14,853)   (14,289)   (11,230)
                                              ----------  ---------  ---------
     Operating loss..........................   (438,434)   (70,840)   (67,111)
   Interest expense, net of amounts
    capitalized..............................    (86,445)   (80,611)   (53,105)
   Interest and other income, net............      3,770      3,984      2,447
                                              ----------  ---------  ---------
     Loss from operations before provision
      for income taxes....................... $(521,109)  $(147,467) $(117,769)
                                              ==========  =========  =========

  The following is a reconciliation of reportable segment assets to consolidated total assets:

                                                  Year Ended December 31,
                                             ----------------------------------
                                                1999         1998       1997
                                             -----------  ---------- ----------
   Total assets for reportable segments.....  $2,697,001  $2,516,456 $2,195,970
   Goodwill not allocated to segments.......     546,173     561,026    574,795
   Other unallocated amounts................     181,187      81,496     51,889
                                             -----------  ---------- ----------
     Consolidated total assets.............. $ 3,424,361  $3,158,978 $2,822,654
                                             ===========  ========== ==========

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

                                                    Year Ended December 31,
                                                 ------------------------------
                                                    1999       1998      1997
                                                 ---------- ---------- --------
   United States and Canada..................... $  648,857 $  740,480 $458,977
   Europe.......................................    338,811    276,673  255,396
   Asia and Australia...........................    106,965    158,615   86,695
   Other........................................     47,800     64,955   30,234
                                                 ---------- ---------- --------
                                                 $1,142,433 $1,240,723 $831,302
                                                 ========== ========== ========

Note 13--Commitments and Contingencies

  Leases. The Company has operating leases for offices and equipment. Certain property leases include provisions for increases over base year rents as well as for escalation clauses for maintenance and other building operations. Rent expense was approximately $16,528,000, $15,011,000 and $12,915,000 for the
years ended December 31, 1999, 1998 and 1997, respectively.

  Employment Agreements. The Company has employment agreements with various principal officers and employees. The agreements provide for minimum salary levels as well as, in some cases, bonuses.

  Creative Talent Agreements. The Company has entered into contractual agreements for creative talent related to future film production. Such amounts are scheduled to be paid through 2002.

                           METRO-GOLDWYN-MAYER INC.

  Future minimum annual commitments under non-cancelable operating leases, employment agreements, and creative talent agreements as of December 31, 1999 are as follows (in thousands):

       2000............................................................ $ 80,366
       2001............................................................   40,910
       2002............................................................   21,784
       2003............................................................   11,401
       2004............................................................    3,934
       Thereafter......................................................      --
                                                                        --------
                                                                        $158,395
                                                                        ========

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

Note 14--Supplementary Cash Flow Information

  The Company paid interest, net of capitalized interest, of $74,054,000, $66,887,000 and $45,394,000 during the years ended December 31, 1999, 1998 and
1997, respectively. The Company paid income taxes of $13,037,000, $7,137,000 and $8,425,000 during the years ended December 31, 1999, 1998 and 1997, respectively. During the year ended December 31, 1997, the Company also received foreign remittance tax refunds of $12,296,000.

  Net cash provided by operating activities for the year ended December 31, 1999 reflects a $225,000,000 payment to WHV representing the consideration paid by the Company for the early expiration of the WHV Agreement (see Note
3).

                            METRO-GOLDWYN-MAYER INC.

Note 15--Quarterly Financial Data (Unaudited)

  Certain quarterly information is presented below (in thousands):

                                        First     Second     Third     Fourth
                                       Quarter    Quarter   Quarter   Quarter
                                      ---------  ---------  --------  --------
   1999:
   Revenues.......................... $ 258,643  $ 212,274  $299,310  $372,206
   Operating income (loss)........... $(286,163) $(227,463) $ 34,378  $ 40,814
   Interest expense, net of amounts
    capitalized...................... $ (19,019) $ (22,219) $(22,807) $(22,400)
   Net income (loss)................. $(306,621) $(249,807) $ 10,344  $ 15,174
   Basic and diluted income (loss)
    per share........................ $   (2.03) $   (1.65) $    .07  $    .08
   1998:
   Revenues.......................... $ 316,460  $ 281,201  $259,622  $383,440
   Operating income (loss)........... $   1,929  $ (33,621) $(17,402) $(21,746)
   Interest expense, net of amounts
    capitalized...................... $ (18,254) $ (20,174) $(22,022) $(20,161)
   Net loss.......................... $ (18,643) $ (54,994) $(40,271) $(43,740)
   Basic and diluted loss per share.. $    (.28) $    (.84) $   (.61) $   (.30)
   1997:
   Revenues.......................... $ 197,629  $ 153,385  $221,068  $259,220
   Operating income (loss)........... $  (1,084) $  (4,775) $  1,254  $(62,506)
   Interest expense, net of amounts
    capitalized...................... $ (11,016) $  (9,583) $(15,415) $(17,091)
   Net loss.......................... $ (14,193) $ (14,812) $(16,560) $(82,549)
   Basic and diluted loss per share.. $    (.85) $    (.88) $   (.55) $  (1.64)

  The Company regularly reviews, and revises when necessary, its total revenue estimates on an individual title basis. These revisions can result in significant quarter-to-quarter fluctuations in film write-downs and amortization.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Metro-Goldwyn-Mayer Inc.:

  We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of Metro-Goldwyn-Mayer Inc. included in this Report on Form 10-K and have issued our report thereon dated February 1, 2000. Our audits was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

Arthur Andersen LLP

Los Angeles, California
February 1, 2000

SCHEDULE I: CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            METRO-GOLDWYN-MAYER INC.
                                 (PARENT ONLY)

                                 BALANCE SHEETS
                       (in thousands, except share data)

                                                      December 31, December 31,
                                                          1999         1998
                                                      ------------ ------------
                       ASSETS
                       ------

Investments and advances to affiliates...............  $2,116,824   $1,919,657
                                                       ==========   ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Liabilities..........................................  $      --    $      --

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 25,000,000 shares
   authorized, none issued...........................         --           --
  Common stock, $.01 par value, 500,000,000 shares
   authorized, 201,419,331 and 150,856,424 shares
   issued............................................       2,014        1,509
  Additional paid-in capital.........................   2,931,004    2,203,490
  Deficit............................................    (816,506)    (285,596)
  Accumulated other comprehensive income.............         316          254
  Less: treasury stock, at cost, 265 shares..........          (4)         --
                                                       ----------   ----------
    Total stockholders' equity.......................   2,116,824    1,919,657
                                                       ----------   ----------
                                                       $2,116,824   $1,919,657
                                                       ==========   ==========



  The accompanying Notes to Financial Statements are an integral part of these statements.

                            METRO-GOLDWYN-MAYER INC.
                                 (PARENT ONLY)

                STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                       (in thousands, except share data)

                                               Year Ended December 31,
                                          -----------------------------------
                                             1999         1998        1997
                                          -----------  ----------  ----------
Revenues................................. $       --   $      --   $      --
Expenses:
  Equity in net losses of subsidiaries...     530,910     157,648      94,760
  Interest expense, net..................         --          --       33,354
                                          -----------  ----------  ----------
    Total expenses.......................     530,910     157,648     128,114
                                          -----------  ----------  ----------
Net loss.................................    (530,910)   (157,648)   (128,114)
Foreign currency translation adjustment..          62        (741)       (150)
                                          -----------  ----------  ----------
Comprehensive loss....................... $  (530,848) $ (158,389) $ (128,264)
                                          ===========  ==========  ==========
Loss per share:
  Basic and diluted...................... $     (3.36) $    (2.08) $    (4.47)
                                          ===========  ==========  ==========
Weighted average number of common shares
 outstanding:
  Basic and diluted...................... 158,015,955  75,816,326  28,634,362
                                          ===========  ==========  ==========


  The accompanying Notes to Financial Statements are an integral part of these statements.

                            METRO-GOLDWYN-MAYER INC.
                                 (PARENT ONLY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       (in thousands, except share data)

                          Preferred Stock       Common Stock
                          ------------------ ------------------   Add'l     Retained   Accum. Other   Less:        Total
                           No. of     Par      No. of     Par    Paid-in    Earnings   Comprehensive Treasury  Stockholders'
                           Shares    Value     Shares    Value   Capital    (Deficit)     Income      Stock       Equity
                          ---------  ------- ----------- ------ ----------  ---------  ------------- --------  -------------
Balance December 31,
 1996...................    501,006  $    5   16,700,342 $  167 $  901,639  $     166     $1,145     $   --     $  903,122
Issuance of preferred
 and common stock, net..      1,914     --    28,110,145    281    603,416        --         --          --        603,697
Conversion of preferred
 stock into common
 stock..................   (502,920)     (5)  20,955,168    210       (205)       --         --          --            --
Foreign currency
 translation
 adjustment.............        --      --           --     --         --         --        (150)        --           (150)
Net loss................        --      --           --     --         --    (128,114)       --          --       (128,114)
                          ---------  ------  ----------- ------ ----------  ---------     ------     -------    ----------
Balance December 31,
 1997...................        --      --    65,765,655    658  1,504,850   (127,948)       995         --      1,378,555
Common stock issued in
 1998 rights offering,
 net....................        --      --    84,848,485    849    695,651        --         --          --        696,500
Common stock issued to
 directors, officers and
 employees, net.........        --      --       242,284      2      1,433        --         --          --          1,435
Amortization of deferred
 stock compensation.....        --      --           --     --       1,556        --         --          --          1,556
Foreign currency
 translation
 adjustment.............        --      --           --     --         --         --        (741)        --           (741)
Net loss................        --      --           --     --         --    (157,648)       --          --       (157,648)
                          ---------  ------  ----------- ------ ----------  ---------     ------     -------    ----------
Balance December 31,
 1998...................        --      --   150,856,424  1,509  2,203,490   (285,596)       254         --      1,919,657
Acquisition of treasury
 stock, at cost.........        --      --           --     --         --         --         --       (2,040)       (2,040)
Common stock issued in
 1999 rights offering,
 net....................        --      --    49,714,554    497    714,741        --         --          --        715,238
Common stock issued to
 directors, officers and
 employees, net.........        --      --       848,353      8     11,408        --         --        2,036        13,452
Amortization of deferred
 stock compensation.....        --      --           --     --       1,365        --         --           --         1,365
Foreign currency
 translation
 adjustment.............        --      --           --     --         --         --          62         --             62
Net loss................        --      --           --     --         --    (530,910)       --          --       (530,910)
                          ---------  ------  ----------- ------ ----------  ---------     ------     -------    ----------
Balance December 31,
 1999...................        --   $  --   201,419,331 $2,014 $2,931,004  $(816,506)    $  316     $    (4)   $2,116,824
                          =========  ======  =========== ====== ==========  =========     ======     =======    ==========

  The accompanying Notes to Financial Statements are an integral part of these statements.

                            METRO-GOLDWYN-MAYER INC.
                                 (PARENT ONLY)

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                  Year Ended December 31,
                                               -------------------------------
                                                 1999       1998       1997
                                               ---------  ---------  ---------
Operating activities:
  Net loss.................................... $(530,910) $(157,648) $(128,114)
  Adjustments to reconcile net income from
   operations to net cash used by operating
   activities:
    Losses on equity investments, net.........   530,910    157,648     94,760
    Amortization of debt issuance costs.......       --         --       3,934
    Decrease in accrued liabilities...........       --         --      (1,453)
                                               ---------  ---------  ---------
    Net cash used by operating activities.....       --         --     (30,873)
                                               ---------  ---------  ---------
Investing activities:
  Acquisition of Orion Pictures Corporation...       --         --    (561,617)
                                               ---------  ---------  ---------
  Net cash used in investing activities.......       --         --    (561,617)
                                               ---------  ---------  ---------
Financing activities:
  Proceeds from issuance of equity securities
   to outside parties.........................    73,184     73,185    165,000
  Proceeds from issuance of equity securities
   to related parties.........................   646,291    623,315    438,697
  Net bank repayments.........................       --         --    (443,750)
  Net intercompany advances (repayments)......  (719,475)  (696,500)   432,543
                                               ---------  ---------  ---------
  Net cash provided by financing activities...       --         --     592,490
                                               ---------  ---------  ---------
Net change in cash and cash equivalents.......       --         --         --
Cash and cash equivalents at beginning of
 period.......................................       --         --         --
                                               ---------  ---------  ---------
Cash and cash equivalents at end of the
 period....................................... $     --   $     --   $     --
                                               =========  =========  =========


  The accompanying Notes to Financial Statements are an integral part of these statements.

                           METRO-GOLDWYN-MAYER INC.
                                 (PARENT ONLY)

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1999

Note 1--Basis of Presentation

  The accompanying financial statements include the accounts of Metro-Goldwyn-Mayer Inc ("MGM", or "the Company") presented on a separate company (parent only) basis. MGM is a Delaware corporation formed on July 10, 1996 specifically to acquire MGM Studios, and is majority owned by an investor group comprised of Tracinda Corporation and a corporation that is principally owned by Tracinda and certain executive officers of the Company. The acquisition of MGM Studios by MGM was completed on October 10, 1996, at which time MGM commenced principal operations. MGM acquired Orion Pictures Corporation and its majority owned subsidiaries on July 10, 1997.

Note 2--Bank Debt

  On October 15, 1997, MGM Studios entered into an amended and restated credit facility with a syndicate of banks aggregating $1.3 billion (the "Amended Credit Facility"). Concurrent with the Amended Credit Facility, MGM Studios repaid $739,653,000 of bank debt and accrued interest on behalf of the Company. For additional information regarding the Registrant's borrowings under debt agreements and other borrowings, see Note 7 to the Consolidated Financial Statements.

                            METRO-GOLDWYN-MAYER INC.

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (In Thousands)

                                             Additions
                                        -------------------
                             Balance at Charged to                       Balance
                             Beginning  Costs and                        at End
                             of Period   Expenses  Acquired Deductions  of Period
                             ---------- ---------- -------- ----------  ---------
Year Ended December 31,
 1999:
Reserve for allowances and
 doubtful accounts.........   $23,220    $  3,235  $ 5,125  $ (10,595)   $20,985
                              =======    ========  =======  =========    =======
Reserve for home video
 inventory obsolescence,
 shrinkage and
 reduplication.............   $   --     $  6,800  $   --   $      (5)   $ 6,795
                              =======    ========  =======  =========    =======
Reserve for severance and
 other costs under
 corporate restructuring
 program...................   $ 3,810    $ 48,958  $   --   $ (19,856)   $32,912
                              =======    ========  =======  =========    =======
Reserve for contract
 termination costs.........   $   --     $257,100  $   --   $(225,000)   $32,100
                              =======    ========  =======  =========    =======
Reserve for pre-release
 film inventory............   $   --     $129,388  $   --   $ (59,759)   $69,629
                              =======    ========  =======  =========    =======
Year Ended December 31,
 1998:
Reserve for allowances and
 doubtful accounts.........   $27,603    $    467  $   --   $  (4,850)   $23,220
                              =======    ========  =======  =========    =======
Reserve for termination
 costs under acquisitions..   $16,380    $    --   $   --   $ (16,380)   $   --
                              =======    ========  =======  =========    =======
Reserve for severance under
 corporate restructuring
 program...................   $   --     $ 13,182  $   --   $  (9,372)   $ 3,810
                              =======    ========  =======  =========    =======
Year Ended December 31,
 1997:
Reserve for allowances and
 doubtful accounts.........   $11,730    $  3,166  $13,600  $    (893)   $27,603
                              =======    ========  =======  =========    =======
Reserve for termination
 costs under acquisitions..   $ 9,547    $    --   $36,000  $ (29,167)   $16,380
                              =======    ========  =======  =========    =======

                                 EXHIBIT INDEX

  Exhibit
  Number                           Document Description
 ---------                         --------------------
  3.1(2)   Amended and Restated Certificate of Incorporation of the Company

  3.2(7)   Certificate of Amendment to the Amended and Restated Certificate of
            Incorporation of the Company

  3.3(2)   Amended and Restated Bylaws of the Company

 10.1(2)   Amended and Restated Credit Agreement, dated as of October 15, 1997, among the Company, MGM Studios, Orion, certain lenders, Morgan
            Guaranty Trust Company of New York ("Morgan"), as agent and Bank of
            America ("B of A"), as syndication agent**

 10.2(5)   Amendment I to Amended and Restated Credit Agreement, dated as of
            March 30, 1998, among the Company, MGM Studios, Orion, certain lenders, Morgan, as agent and B of A, as syndication Agent

 10.3(5)   Amendment II and Waiver I to Amended and Restated Credit Agreement;
            Amendment I to Amended and Restated Holdings Agreement dated as of
            September 9, 1998, among the Company, MGM Studios, Orion, certain lenders, Morgan, as agent and B of A, as syndication agent

 10.4(8)   Amendment III and Waiver I to Amended and Restated Credit Agreement;
            Amendment II to Amended and Restated Holdings Agreement dated as of
            April 30, 1999, among the Company, MGM Studios, Orion, certain lenders, Morgan, as agent and B of A, as syndication agent

 10.5(2)   Form of Modification and Cancellation Agreement, dated as of
            November 5, 1997

 10.6(2)   Amended and Restated 1996 Stock Incentive Plan dated as of November
            11, 1997 and form of related Stock Option Agreement*

 10.7(7)   Amendment No. 1 to Amended and Restated 1996 Stock Incentive Plan*

 10.8(6)   Form of Executive Option Exchange Agreement*

 10.9(2)   Senior Management Bonus Plan dated as of November 11, 1997 and form of related Bonus Interest Agreement*

 10.10(6)  Bonus Interest Amendment*

 10.11(11) Form of 2000 Employee Incentive Plan*

 10.12(2)  Amended and Restated Employment Agreement of Frank G. Mancuso dated as of August 4, 1997

 10.13(10) Consulting Agreement of Frank G. Mancuso dated as of August 12, 1999

 10.14(2)  Employment Agreement of A. Robert Pisano dated as of October 10,
            1996

 10.15(2)  Employment Agreement of William A. Jones dated as of October 10,
            1996*

 10.16(5)  Employment Agreement of Daniel J. Taylor dated as of August 1, 1997*

 10.17(5)  Amendment to Employment Agreement of Daniel J. Taylor dated as of
            June 15, 1998*

 10.18(6)  Employment Agreement of Robert Brada dated as of March 3, 1995*

 10.19(6)  Amendment to Employment Agreement of Robert Brada dated as of June
            1, 1998*

 10.20(6)  Amendment to Employment Agreement of Robert Brada dated as of
            October 30, 1998*

 10.21(9)  Employment Agreement of Christopher J. McGurk dated as of April 28,
            1999*

 10.22(9)  Letter Agreement between the Company and Christopher J. McGurk dated
            April 28, 1999*

 10.23(9)  Employment Agreement of Alex Yemenidjian dated as of April 28, 1999*

 10.24(2)  Indemnification Agreement dated as of October 10, 1996--Frank G.
            Mancuso

 Exhibit NumberDocument Description
 ----------------------------------

 10.25(2) Indemnification Agreement dated as of October 10, 1996--William A.
           Jones*

 10.26(2) Indemnification Agreement dated as of October 10, 1996--James D.
           Aljian

 10.27(2) Indemnification Agreement dated as of October 10, 1996--Kirk
           Kerkorian

 10.28(2) Indemnification Agreement dated as of October 10, 1996--Jerome B.
           York

 10.29(3) Indemnification Agreement dated as of November 7, 1997--Alex
           Yemenidjian*

 10.30(3) Indemnification Agreement dated as of January 28, 1998--Francis Ford
           Coppola

 10.31(5) Indemnification Agreement dated as of June 15, 1998--Daniel J.
           Taylor*

 10.32(6) Indemnification Agreement dated as of October 10, 1996--Robert Brada*

 10.33(6) Indemnification Agreement dated as of November 12, 1998--Alexander M.
           Haig, Jr.

 10.34(6) Indemnification Agreement dated as of November 12, 1998--Willie D.
           Davis

 10.35(9) Indemnification Agreement dated as of April 28, 1999--Christopher J.
           McGurk*

 10.36(2) Form of Amended and Restated Shareholders Agreement dated as of
           August 4, 1997

 10.37(5) Form of Waiver and Amendment No. 1 to Amended and Restated
           Shareholders Agreement dated as of August 8, 1998

 10.38(5) Form of Amendment No. 2 to Amended and Restated Shareholders
           Agreement dated September 1, 1998

 10.39(6) Form of Waiver and Amendment No. 3 to Amended and Restated
           Shareholders Agreement

 10.40(2) Form of Amended and Restated Stock Option Agreement between the
           Company and Celsus Financial Corp.

 10.41(2) Form of Inducement Agreement dated as of November 5, 1997

 10.42(2) Form of Investment Agreement dated November 12, 1997 between the
           Company and Tracinda

 10.43(4) 1998 Non-Employee Director Stock Plan*

 21(1)    List of Subsidiaries of Metro-Goldwyn-Mayer Inc.

 27(1)    Financial Data Schedule

--------
  * Management contract or compensatory plan.
 ** Filed without Schedules.

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

 (6) Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1998 (File No. 001-13481) and incorporated herein by reference.

 (7) Filed as an exhibit to the Company's Registration on Form S-8 (File No. 333-83823) and incorporated herein by reference.

 (8) Filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 1999 (File No. 0-13481) and incorporated herein by reference.

 (9) Filed as an exhibit to the Company's Registration Statement on Form S-3 (File No. 333-82775) and incorporated herein by reference.

(10) Filed as an exhibit to the Company's Form 10-Q for the quarter ended September 31, 1999 (File No. 0-13481) and incorporated herein by reference.

(11) Filed as an appendix to the Company's Proxy Statement for the annual meeting to be held on May 4, 2000 and incorporated herein by reference.