Form 10-Q
period 2000-03-31
METRO-GOLDWYN-MAYER INC
filed 2000-05-12
CIK 1026816

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

                               ----------------

                 For the Quarterly Period Ended March 31, 2000

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

          Securities registered pursuant to Section 12(b) of the Act:

 Title of each                                    Name of each exchange
     class                                         on which registered
 -------------                                    ---------------------
        Common Stock, par value $0.01            New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

  The number of shares of the Registrant's common stock outstanding as of May 1, 2000 was 201,569,385.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                   METRO-GOLDWYN-MAYER INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                 March 31, 2000

                                     INDEX

                                                                            Page
                                                                            No.
                                                                            ----
 Part I.  Financial Information

 Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets as of March 31, 2000
           (unaudited) and December 31, 1999.............................     1

          Condensed Consolidated Statements of Operations and
           Comprehensive Income (Loss) for the Quarters ended March 31,
           2000 and 1999 (unaudited).....................................     2

          Condensed Consolidated Statements of Stockholders' Equity for
           the Quarters ended March 31, 2000 (unaudited).................     3

          Condensed Consolidated Statements of Cash Flows for the
           Quarters ended March 31, 2000 and 1999 (unaudited)............     4

          Notes to Condensed Consolidated Financial Statements...........     5

 Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................    10

 Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....    16

 Part II. Other Information

 Item 1.  Legal Proceedings..............................................    17
 Item 6.  Exhibits and Reports on Form 8-K...............................    17

 Signatures...............................................................   18

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            METRO-GOLDWYN-MAYER INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                         March 31,   December 31,
                                                           2000          1999
                                                        -----------  ------------
                                                        (unaudited)
                        ASSETS
                        ------
Cash and cash equivalents.............................  $  215,998    $  152,213
Accounts and contracts receivable (net of allowance
 for doubtful accounts of $22,564 and $20,985,
 respectively)........................................     402,942       452,914
Film and television costs, net........................   2,163,706     2,164,458
Investments and advances to affiliates................      14,095        15,207
Property and equipment, net...........................      46,875        48,203
Excess of cost over net assets of acquired businesses,
 net..................................................     542,490       546,173
Other assets..........................................      41,670        45,193
                                                        ----------    ----------
                                                        $3,427,776    $3,424,361
                                                        ==========    ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Liabilities:
  Bank and other debt.................................  $  714,817    $  719,438
  Accounts payable and accrued liabilities............     194,093       189,904
  Accrued participants' share.........................     240,297       237,102
  Income taxes payable................................      31,619        31,619
  Advances and deferred revenues......................     104,368       112,189
  Other liabilities...................................      17,994        17,285
                                                        ----------    ----------
    Total liabilities.................................   1,303,188     1,307,537
                                                        ----------    ----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 25,000,000 shares
   authorized, none issued............................         --            --
  Common stock, $.01 par value, 500,000,000 shares
   authorized, 201,557,214 and 201,419,331 shares
   issued.............................................       2,016         2,014
  Additional paid-in capital..........................   2,933,161     2,931,004
  Deficit.............................................    (811,291)     (816,506)
  Accumulated other comprehensive income..............         702           316
  Less: treasury stock, at cost.......................         --             (4)
                                                        ----------    ----------
    Total stockholders' equity........................   2,124,588     2,116,824
                                                        ----------    ----------
                                                        $3,427,776    $3,424,361
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

                            METRO-GOLDWYN-MAYER INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)
                       (in thousands, except share data)
                                  (unaudited)

                                                     Quarter Ended March 31,
                                                     ------------------------
                                                        2000         1999
                                                     -----------  -----------
Revenues............................................ $   344,727  $   258,643
Expenses:
 Film and television production and distribution....     297,706      294,067
 General and administrative expenses................      23,420       22,055
 Contract termination fee...........................         --       225,000
 Goodwill amortization..............................       3,684        3,684
                                                     -----------  -----------
  Total expenses....................................     324,810      544,806
                                                     -----------  -----------
Operating income (loss).............................      19,917     (286,163)
Other income (expense):
 Interest expense, net of amounts capitalized.......     (14,893)     (19,020)
 Interest and other income, net.....................       4,358          834
                                                     -----------  -----------
  Total other expense...............................     (10,535)     (18,186)
                                                     -----------  -----------
Income (loss) from operations before provision for
 income taxes.......................................       9,382     (304,349)
Income tax provision................................      (4,167)      (2,273)
                                                     -----------  -----------
Net income (loss)...................................       5,215     (306,622)
Foreign currency translation adjustment.............         386            2
                                                     -----------  -----------
Comprehensive income (loss)......................... $     5,601  $  (306,620)
                                                     ===========  ===========
Income (loss) per share:
 Basic and diluted.................................. $      0.03  $     (2.03)
                                                     ===========  ===========
Weighted average number of common shares
 outstanding:
 Basic.............................................. 201,471,344  150,869,478
                                                     ===========  ===========
 Diluted............................................ 207,534,749  150,869,478
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

                            METRO-GOLDWYN-MAYER INC.

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (in thousands, except share data)
                                  (unaudited)

                                    Common Stock
                                 ------------------   Add'l               Accum. Other   Less:       Total
                                   No. of     Par    Paid-in              Comprehensive Treasury Stockholders'
                                   Shares    Value   Capital    Deficit      Income      Stock      Equity
                                 ----------- ------ ---------- ---------  ------------- -------- -------------
Balance December 31, 1999......  201,419,331 $2,014 $2,931,004 $(816,506)     $316        $(4)    $2,116,824
Issuance of common stock, net..      137,883      2      2,157       --        --           4          2,163
Foreign currency translation
 adjustment....................          --     --         --        --        386        --             386
Net income.....................          --     --         --      5,215       --         --           5,215
                                 ----------- ------ ---------- ---------      ----        ---     ----------
Balance March 31, 2000.........  201,557,214 $2,016 $2,933,161 $(811,291)     $702        $ 0     $2,124,588
                                 =========== ====== ========== =========      ====        ===     ==========



     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                            METRO-GOLDWYN-MAYER INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                         Quarter Ended March
                                                                 31,
                                                         --------------------
                                                           2000       1999
                                                         ---------  ---------
Net cash provided (used) by operating activities........ $ 233,936  $  (3,117)
                                                         ---------  ---------
Investing activities:
  Acquisition of PFE Libraries..........................       --    (236,201)
  Additions to film costs, net..........................  (168,260)  (194,424)
  Additions to property and equipment...................    (1,584)    (1,654)
  Other investing activities............................       --      (1,531)
                                                         ---------  ---------
  Net cash used by investing activities.................  (169,844)  (433,810)
                                                         ---------  ---------
Financing activities:
  Net proceeds from issuance of equity securities to
   related parties......................................     1,753        --
  Additions to borrowed funds...........................       --     398,493
  Repayments of borrowed funds..........................    (2,311)    (9,333)
                                                         ---------  ---------
  Net cash provided (used) by financing activities......      (558)   389,160
                                                         ---------  ---------
Net change in cash and cash equivalents from operating,
 investing and financing activities.....................    63,534    (47,767)
Net decrease in cash due to foreign currency
 fluctuations...........................................       251        213
                                                         ---------  ---------
Net change in cash and cash equivalents.................    63,785    (47,554)
Cash and cash equivalents at beginning of the year......   152,213     54,839
                                                         ---------  ---------
Cash and cash equivalents at end of the period.......... $ 215,998  $   7,285
                                                         =========  =========


  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                           METRO-GOLDWYN-MAYER INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 2000

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

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and the instructions to Form 10-Q related to interim period financial statements. Accordingly, these unaudited condensed consolidated financial statements do not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, the accompanying unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The Company's unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

  In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The SAB provides guidance on the recognition, presentation and disclosure of revenue in financial statements, including certain criteria for gross versus net recording of sales transactions. SAB No. 101 allows any required changes to be recorded in accordance with Accounting Principles Board No. 20, "Accounting Changes." This SAB is required to be implemented by the Company in the quarter ended June 30, 2000, with retroactive application to January 1, 2000. The Company has not determined the effect of this new guidance on the financial statements.

  As permitted by Statement of Financial Accounting Standards ("SFAS") No. 53, "Financial Reporting by Producers and Distributors of Motion Pictures," the Company has presented unclassified condensed consolidated balance sheets.

Note 2--WHV Contract Settlement

  On March 12, 1999, the Company agreed to accelerate the expiration of the right of Warner Home Video ("WHV") to distribute the Company's product in the home video marketplace under an agreement executed in 1990 (the "WHV Agreement"). In consideration for the early expiration of the WHV Agreement, the Company paid WHV $225,000,000 in 1999. The parties restructured the terms of the WHV Agreement, which functioned as an interim distribution agreement (the "Transitional Video Agreement"), under which WHV distributed certain of the Company's product in the home video marketplace. Additionally, the Company reconveyed to Turner Entertainment Co., Inc. ("Turner"), an affiliate of WHV, the right that the Company had to distribute in the home video markets worldwide until June 2001, 2,950 Turner titles that had been serviced under the WHV Agreement. The Transitional Video Agreement expired on January 31, 2000, at which time the Company commenced distribution of its home video product in the domestic market. The Company contracted with Fox Entertainment Group to distribute the Company's home video product internationally beginning on Februrary 1, 2000. The Company recorded a pre-tax contract termination charge in the quarter ended March 31, 1999 for $225,000,000 for costs in connection with the early expiration of WHV's rights under the WHV Agreement.

                           METRO-GOLDWYN-MAYER INC.

Note 3--Restructuring and Other Charges

  In June 1999, in association with a change in senior management and a corresponding review of operations, the Company incurred certain restructuring, severance and other costs aggregating $214,559,000 for the year ended December 31, 1999, of which $129,388,000 was film-performance related and $85,171,000 reflected severance and other costs, including the estimated costs of withdrawing from the Company's arrangements with United International Pictures no later than November 1, 2000. During the quarter ended March 31, 2000, the Company utilized $85,119,000 of the film-performance related reserves and paid $5,896,000 of severance and other costs. From June 1999 through March 31, 2000, the Company utilized all $129,388,000 of the film-performance related reserves and paid $31,346,000 of severance and other costs.

Note 4--Film and Television Costs

  Film and television costs, net of amortization, are summarized as follows (in thousands):

                                                        March 31,    December
                                                          2000       31, 1999
                                                       -----------  -----------
   Theatrical productions:
     Released......................................... $ 3,195,897  $ 3,011,248
     Less: accumulated amortization...................  (1,499,579)  (1,277,426)
                                                       -----------  -----------
     Released, net....................................   1,696,318    1,733,822
     Completed not released, net......................      58,238       28,286
     In process and development, net..................      95,564       88,889
                                                       -----------  -----------
       Subtotal: theatrical productions...............   1,850,120    1,850,997
                                                       -----------  -----------
   Television programming.............................     726,476      697,515
   Less: accumulated amortization.....................    (412,890)    (384,054)
                                                       -----------  -----------
       Subtotal: television programming...............     313,586      313,461
                                                       -----------  -----------
                                                       $ 2,163,706  $ 2,164,458
                                                       ===========  ===========

  Interest costs capitalized to theatrical productions were $802,000 and $4,507,000 during the quarters ended March 31, 2000 and 1999, respectively.

Note 5--Bank and Other Debt

  Bank and other debt is summarized as follows (in thousands):

                                                           March   December 31,
                                                          31, 2000     1999
                                                          -------- ------------
   Term Loans............................................ $700,000   $700,000
   Capitalized lease obligations and other borrowings....   14,817     19,438
                                                          --------   --------
                                                          $714,817   $719,438
                                                          ========   ========

  On October 15, 1997, the Company entered into an amended and restated credit facility with a syndicate of banks aggregating $1.3 billion (as amended, the "Amended Credit Facility") consisting of a six year $600,000,000 revolving credit facility (the "Revolving Facility"), a $400,000,000 seven and one-half year term loan ("Tranche A Loan") and a $300,000,000 eight and one-half year term loan ("Tranche B Loan") (collectively, the "Term Loans"). The Amended Credit Facility contains provisions allowing, with the consent of the requisite lenders and subject to syndication thereof, for an additional $200,000,000 tranche, raising the potential amount of Amended Credit Facility to $1.5 billion. The Revolving Facility and the Tranche A Loan bear interest at 2.50 percent over the Adjusted LIBOR rate, as defined (8.63 percent at March 31, 2000). The Tranche B Loan bears interest at 2.75 percent over the Adjusted LIBOR rate (8.88 percent at March 31, 2000).

                           METRO-GOLDWYN-MAYER INC.

Scheduled amortization of the Term Loans under the Amended Credit Facility commences with $33,000,000 in 2001, $73,000,000 in 2002, $103,000,000 in 2003,
$103,000,000 in 2004 and $103,000,000 in 2005, with the remaining balance due at maturity. There were no amounts outstanding under the Revolving Facility at March 31, 2000 and December 31, 1999. The Revolving Facility matures in October 2003, subject to extension under certain conditions.

  The Company has entered into three year fixed interest rate swap contracts in relation to a portion of the Amended Credit Facility for a notional value of $800,000,000 at an average rate of approximately 7.5 percent, which expire in various terms no later than December 2001.

  The Company's borrowings under the Amended Credit Facility are secured by substantially all the assets of the Company. The Amended Credit Facility contains various covenants including limitations on dividends, capital expenditures and indebtedness, and the maintenance of certain financial ratios. As of March 31, 2000, the Company was in compliance with all applicable covenants.

  Lease and other borrowings. Capitalized lease and other borrowings relate principally to contractual liabilities and computer equipment financing at interest rates ranging from approximately nine to ten percent.

Note 6--Stockholders' Equity

  Dilutive securities of 163,194 shares are not included in the calculation of diluted earnings per share in the quarter ended March 31, 1999 because they are antidilutive.

Note 7--Segment Information

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

  Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

                                         Feature   Television
                                          Films     Programs   Other   Total
   Quarter Ended March 31, 2000:         --------  ---------- ------- --------
   Revenues............................. $285,295   $39,804   $19,628 $344,727
   Segment income....................... $ 31,820   $ 3,680   $11,521 $ 47,021




   Quarter Ended March 31, 1999:
   Revenues............................. $195,967   $52,145   $10,531 $258,643
   Segment income (loss)................ $(43,759)  $ 5,569   $ 2,766 $(35,424)

  The following is a reconciliation of the change in reportable segment assets:

                                             December 31,  Increase  March 31,
                                                 1999     (Decrease)    2000
                                             ------------ ---------  ----------
   Feature films............................  $2,255,693  $(37,894)  $2,217,799
   Television programs......................     423,204   (11,720)     411,484
   Other....................................      18,104    (3,632)      14,472
                                              ----------  --------   ----------
     Total reportable segment assets........  $2,697,001  $(53,246)  $2,643,755
                                              ==========  ========   ==========

                           METRO-GOLDWYN-MAYER INC.

  The following table presents the details of other operating segment income
(loss):

                                                                 Quarter Ended
                                                                   March 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
   Licensing and merchandising................................. $ 1,249 $   791
   Interactive media...........................................   8,683  (1,836)
   Music.......................................................   1,251     714
   Profit (losses) on equity investments.......................     179  (3,280)
   Other.......................................................     159   6,377
                                                                ------- -------
                                                                $11,521 $ 2,766
                                                                ======= =======

  The following is a reconciliation of reportable segment income (loss) to income (loss) from operations before provision for income taxes:

                                                            Quarter Ended
                                                              March 31,
                                                          -------------------
                                                            2000      1999
                                                          --------  ---------
   Segment income (loss)................................. $ 47,021  $ (35,424)
   General and administrative expenses...................  (23,420)   (22,055)
   Contract termination fee..............................      --    (225,000)
   Goodwill amortization.................................   (3,684)    (3,684)
                                                          --------  ---------
     Operating income (loss).............................   19,917   (286,163)
   Interest expense, net of amounts capitalized..........  (14,893)   (19,020)
   Interest and other income, net........................    4,358        834
                                                          --------  ---------
     Income (loss) from operations before provision for
      income taxes....................................... $  9,382  $(304,349)
                                                          ========  =========

  The following is a reconciliation of reportable segment assets to consolidated total assets:

                                                         March 31,  December 31,
                                                            2000        1999
                                                         ---------- ------------
   Total assets for reportable segments                  $2,643,755  $2,697,001
   Goodwill not allocated to segments...................    542,490     546,173
   Other unallocated amounts............................    241,531     181,187
                                                         ----------  ----------
     Consolidated total assets.......................... $3,427,776  $3,424,361
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

                           METRO-GOLDWYN-MAYER INC.

Note 9--Supplementary Cash Flow Information

  The Company paid interest, net of capitalized interest, of $13,286,000 and $10,723,000 during the quarters ended March 31, 2000 and 1999, respectively. The Company paid income taxes of $5,077,000 and $3,138,000 during the quarters ended March 31, 2000 and 1999, respectively.

  Net cash used by operating activities for the quarter ended March 31, 1999 reflects a $112,500,000 payment to WHV representing the initial installment payment in consideration for the early expiration of the WHV Agreement (see
Note 2).

Note 10--Subsequent Event

  On April 28, 2000, the Company filed a Form S-3 shelf registration statement for up to $750,000,000 of debt and/or common stock. The shelf registration statement was declared effective by the Securities and Exchange Commission on May 5, 2000. The timing, amount and type of any offering under the shelf registration statement will depend upon market conditions and our capital requirements. Offers under the shelf registration statement will only be made by means of a prospectus supplement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  This report includes forward-looking statements. Generally, the words "believes," "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

  The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-Q.

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

  In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The SAB provides guidance on the recognition, presentation and disclosure of revenue in financial statements, including certain criteria for gross versus net recording of sales transactions. SAB No. 101 allows any required changes to be recorded in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." This SAB is required to be implemented by us in the quarter ended June 30, 2000, with retroactive application to January 1, 2000. We have not determined the effect of this new guidance on the financial statements.

Results of Operations

 Quarter Ended March 31, 2000 Compared to Quarter Ended March 31, 1999

  The following table sets forth our operating results for the quarters ended March 31, 2000 and 1999. As stated in the financial statements and related notes thereto, in March 1999 we accelerated the expiration of the Warner Home Video agreement, which resulted in a $225.0 million charge included in operating results for the quarter ended March 31, 1999. The net operating results in the quarter ended March 31, 2000, therefore, are not comparable to the operating results in the quarter ended March 31, 1999.

                                                     Quarters Ended March 31,
                                                     -------------------------
                                                        2000          1999
                                                     ------------ ------------
                                                          (in thousands,
                                                            unaudited)
Revenues:
 Feature films...................................... $   285,295  $    195,967
 Television programs................................      39,804        52,145
 Other..............................................      19,628        10,531
                                                     -----------  ------------
   Total revenues................................... $   344,727  $    258,643
                                                     ===========  ============
Operating income (loss):
 Feature films...................................... $    31,820  $    (43,759)
 Television programs................................       3,680         5,569
 Other..............................................      11,521         2,766
 General and administration expenses................     (23,420)      (22,055)
 Contract termination fee...........................         --       (225,000)
 Goodwill amortization..............................      (3,684)       (3,684)
                                                     -----------  ------------
Operating income (loss).............................      19,917      (286,163)
Interest expense, net of amounts capitalized........     (14,893)      (19,020)
Interest and other income, net......................       4,358           834
                                                     -----------  ------------
Income (loss) before provision for income taxes.....       9,382      (304,349)
Income tax provision................................      (4,167)       (2,273)
                                                     -----------  ------------
   Net income (loss)................................ $     5,215  $   (306,622)
                                                     ===========  ============

  Feature Films. Feature film revenues increased by $89.3 million, or 46 percent, to $285.3 million in the quarter ended March 31, 2000 (the "2000 Quarter") compared to the quarter ended March 31, 1999 (the "1999 Quarter").

  Worldwide theatrical revenues increased by $55.7 million, or 167 percent, to $89.1 million in the 2000 Quarter primarily due to the significant worldwide theatrical revenues earned by The World Is Not Enough, which was initially released in November 1999. There were no comparably performing releases in the 1999 Quarter. Overall, in the 2000 Quarter we released two new feature films domestically, Supernova and Three Strikes, and one new film internationally. In the 1999 Quarter we released four new films domestically, including At First Sight, The Mod Squad and The Rage: Carrie 2, and one new film internationally.

  Worldwide home video revenues increased by $32.1 million, or 33 percent, to $130.5 million in the 2000 Quarter. In the 2000 Quarter our home video releases included The Thomas Crown Affair and Stigmata, which generated higher revenues than the releases of Ronin and Disturbing Behavior in the 1999 Quarter. The continued growth in the digital video disc ("DVD") market also contributed to the increase in home video revenues. DVD sales increased to $38.8 million in the 2000 Quarter from $13.7 million in the 1999 Quarter.

  Worldwide pay television revenues from feature films increased by $0.1 million, or 1 percent, to $25.9 million in the 2000 Quarter, principally due to new releases in international markets, which included The Man In The Iron Mask and Species 2. Network television revenues from feature films decreased by $2.6 million, or 95 percent, in the 2000 Quarter as we had no new releases to network television as compared to the release of

Mulholland Falls in the 1999 Quarter. Worldwide syndicated television revenues from feature films decreased by $1.2 million, or 4 percent, to $33.0 million in the 2000 Quarter, principally due to fewer new releases licensed in international markets than in the 1999 Quarter, which included GoldenEye, The Birdcage and Get Shorty.

  Other feature film revenues increased by $5.2 million, or 409 percent, to $6.6 million in the 2000 Quarter due to higher third party royalty and miscellaneous income collected in the period.

  We realized operating income from feature films of $31.8 million in the 2000 Quarter as compared to an operating loss of $43.8 million in the 1999 Quarter. Operating results in the 2000 Quarter reflected the increase in revenues discussed above, which included profits earned from the worldwide theatrical receipts generated by The World Is Not Enough and the home video releases of The Thomas Crown Affair and Stigmata. Additionally, we had insignificant feature film write-downs in the 2000 Quarter as compared to write-downs of $54.3 million in the 1999 Quarter.

  Television Programming. Television programming revenues decreased by $12.3 million, or 24 percent, to $39.8 million in the 2000 Quarter. Network television revenues decreased by $6.1 million, or 100 percent, as we had no new series airing on network television in the 2000 Quarter as compared to The Magnificent Seven in the 1999 Quarter. Worldwide pay television revenues increased by $3.0 million, or 86 percent, to $6.5 million in the 2000 Quarter due to additional episodes delivered of The Outer Limits and Stargate SG-1.

  Worldwide syndicated television programming revenues decreased by $9.0 million, or 24 percent, to $28.5 million in the 2000 Quarter, primarily due to the licensing in the domestic basic cable market of the In The Heat Of The Night series in the 1999 Quarter. There were no comparable licenses of library programming in the 2000 Quarter. Worldwide home video revenues with respect to television programming decreased by $0.2 million, or 4 percent, to $4.3 million in the 2000 Quarter, primarily due to higher revenues generated by Secret of NIMH 2 in the 1999 Quarter.

  Operating income from television programming decreased by $1.9 million, or 34 percent, to $3.7 million in the 2000 Quarter, reflecting the decreased revenues discussed above.

  Other. Other revenues include distribution of consumer products, interactive media and branded programming services, as well as music soundtrack and royalty income and third party audit recoveries. We recognized an operating profit from other businesses of $11.5 million in the 2000 Quarter as compared to a profit of $2.8 million in the 1999 Quarter. Operating results in the 2000 Quarter include consumer products revenue of $3.1 million and music soundtrack and royalty revenue of $2.1 million, as compared to consumer products revenue of $2.1 million and music soundtrack and royalty revenue of $1.2 million in the 1999 Quarter. Interactive media revenues were $11.8 million in the 2000 Quarter, which included additional revenues realized from the successful release in November 1999 of the interactive game version of Tomorrow Never Dies. There were no comparable interactive game releases in the 1999 Quarter. Additionally, operating results in the 2000 Quarter include the receipt of $2.7 million in third party audit recoveries and other miscellaneous income as compared to $7.4 million in the 1999 Quarter.

  Expenses for other businesses include interactive product costs of $3.0 million in the 2000 Quarter relating to the release of the interactive game version of Tomorrow Never Dies as compared to $1.7 million of development costs in the 1999 Quarter. Consumer products cost of sales were $1.1 million in the 2000 Quarter as compared to $0.5 million in the 1999 Quarter. In addition, operating expenses for other businesses in the 1999 Quarter included aggregate start-up losses of $3.3 million on our equity investments, including our interest in the cable programming joint venture, MGM Networks Latin America. There were no such comparable losses in the 2000 Quarter. Other expenses aggregated $3.9 million in the 2000 Quarter and $2.3 million in the 1999 Quarter.

  General and Administration Expenses. General and administration expenses increased by $1.4 million, or 6 percent, to $23.4 million in the 2000 Quarter, primarily due to a new employee incentive plan implemented in the current period, partially offset by cost savings associated with a company-wide restructuring in June 1999.

  Contract Termination Fee. On March 12, 1999, we agreed to accelerate the expiration of the right of Warner Home Video to distribute our product in the home video marketplace under the Warner Home Video agreement. In consideration for the early expiration of the Warner Home Video agreement, we paid Warner Home Video $225.0 million in 1999. The parties restructured the terms of the Warner Home Video agreement, which functioned as a transitional video agreement, under which Warner Home Video distributed certain of our product in the home video marketplace. Additionally, we reconveyed as of January 1, 1999 to Turner Entertainment Co., Inc. the right that we had to distribute in the home video markets worldwide until June 2001, 2,950 Turner titles that had been serviced under the Warner Home Video agreement. The transitional video agreement expired on January 31, 2000, at which time we commenced distribution of our home video product in the domestic market. We also contracted with Fox Entertainment Group to distribute our home video product internationally beginning February 1, 2000. Operating results in the 1999 Quarter include a pre-tax contract termination charge for the $225.0 million payment referred to above in connection with the early expiration of Warner Home Video's rights under the Warner Home Video agreement.

  Interest Expense, Net of Amounts Capitalized. Net interest expense decreased by $4.1 million, or 22 percent, to $14.9 million in the 2000 Quarter due to debt repayment associated with proceeds received in November 1999 from our 1999 rights offering.

  Interest and Other Income. Interest and other income increased by $3.5 million, or 423 percent, to $4.4 million in the 2000 Quarter due to interest income earned on our short-term investments.

  Income Tax Provision. The provision for income taxes increased by $1.9 million, or 83 percent, to $4.2 million in the 2000 Quarter due to foreign remittance taxes attributable to increased international distribution revenues.

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

  The following table sets forth EBITDA for the 2000 Quarter and 1999 Quarter:

                                                             Quarter Ended
                                                               March 31,
                                                           -------------------
                                                             2000      1999
                                                           --------  ---------
                                                             (in thousands,
                                                               unaudited)
Revenues:
 Feature films............................................ $285,295  $ 195,967
 Television programs......................................   39,804     52,145
 Other....................................................   19,628     10,531
                                                           --------  ---------
  Total revenues.......................................... $344,727  $ 258,643
                                                           ========  =========
EBITDA:
 Feature films............................................ $ 31,820  $ (43,759)
 Television programs......................................    3,680      5,569
 Other....................................................   11,521      2,766
 General and administration expenses......................  (20,691)   (19,864)
 Contract termination fee.................................      --    (225,000)
                                                           --------  ---------
  EBITDA..................................................   26,330   (280,288)
Depreciation and non-film amortization....................   (6,413)    (5,875)
                                                           --------  ---------
Operating income (loss)...................................   19,917   (286,163)
Interest expense, net of amounts capitalized..............  (14,893)   (19,020)
Interest and other income, net............................    4,358        834
                                                           --------  ---------
Income (loss) before provision for income taxes...........    9,382   (304,349)
Income tax provision......................................   (4,167)    (2,273)
                                                           --------  ---------
  Net income (loss)....................................... $  5,215  $(306,622)
                                                           ========  =========

Liquidity and Capital Resources

  General. Our operations are capital intensive. In recent years we have funded our operations primarily from (i) the sale of equity securities, (ii) bank borrowings and (iii) internally generated funds. During the 2000 Quarter, the net cash provided by operating activities was $233.9 million; net cash used in investing activities (primarily additions to film and television costs) was $169.8 million; and net cash used by financing activities was $0.6 million.

  Sales of Equity Securities. Sales of equity securities include proceeds from our initial public offering and Tracinda's concurrent purchase of our common stock, which were completed in November 1997, our 1998 rights offering, which was completed in November 1998, and our 1999 rights offering, which was completed in November 1999.

  Bank Borrowings. We have a $1.3 billion syndicated credit facility consisting of (i) a six year $600.0 million revolving credit facility, (ii) a $400.0 million seven and one-half year term loan and (iii) a $300.0 million eight and one-half year term loan. We used a portion of the proceeds from our 1999 rights offering to repay all amounts then outstanding under the revolving facility. As of May 1, 2000, $600.0 million was available under our credit facility, which also contains provisions allowing, under certain circumstances, for an additional $200.0 million tranche.

  Currently, the revolving facility and the $400.0 million term loan bear interest at 2.50 percent over the Adjusted LIBOR rate, as defined therein (9.00 percent at May 1, 2000), and the $300.0 million term loan bears interest at 2.75 percent over the Adjusted LIBOR rate (9.25 percent at May 1, 2000). We have entered into three-year fixed interest rate swap contracts in relation to a portion of our credit facility for a notional value of $800.0 million at an average rate of approximately 7.50 percent, which expire at various times no later than

December 2001. Scheduled amortization of the term loans under our credit facility commences with $33.0 million in 2001, $73.0 million in 2002, $103.0 million in 2003, $103.0 million in 2004, and $103.0 million in 2005, with the remaining balance due at maturity. The revolving facility was entered into in October 1997 and matures in October 2003, subject to extension under certain conditions.

  Our credit facility contains various covenants, including limitations on indebtedness, dividends and capital expenditures, and maintenance of certain financial ratios. As of March 31, 2000, we were in compliance with all applicable covenants. There can be no assurances that we will remain in compliance with such covenants or other conditions under our credit facility in the future. We anticipate substantial continued borrowing under our credit facility.

  Cash Provided by Operating Activities. In the 2000 Quarter, cash provided by operating activities was $233.9 million compared to cash used by operating activities of $3.1 million in the 1999 Quarter. The 1999 Quarter included the initial $112.5 million payment to Warner Home Video in consideration for the early expiration of the Warner Home Video Agreement.

  Cash Used in Investing Activities. In the 2000 Quarter, cash used in investing activities was $169.8 million, which included $168.3 million expended for film and television costs. In the 1999 Quarter, cash used in investing activities was $433.8 million, which included the acquisition of the PolyGram film libraries, containing over 1,300 feature films, for $235.0 million, plus acquisition related costs of approximately $1.2 million, and film and television costs of $194.4 million.

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

  We incurred approximately $2.4 million of additional costs in the 2000 Quarter in connection with the integration of the PolyGram film libraries and our transition to home video self-distribution in the U.S. and Canadian markets. We do not expect our obligations for property and equipment expenditures, including the purchase of computer systems and equipment and other improvements, to exceed $15.0 million per year.

  In connection with our termination of the Warner Home Video agreement, we anticipate that the worldwide home video distribution rights reconveyed to Turner will decrease our cash flow by approximately $10.0 million per year through June 2001.

  We are obligated to fund 50 percent of the expenses of MGM Networks Latin America up to a maximum of approximately $24.0 million. We have funded approximately $18.5 million under such obligation as of March 31, 2000, and expect to fund an additional $2.5 million in 2000.

  As a result of the change in senior management, we did not commence production as anticipated under our business plan. Therefore, we expect to release a reduced number of major films in the first six months of 2000, which may adversely impact cash flows and results of operations at least through 2001. However, as opportunities arise, we will pursue the purchase of feature films from third parties that may be released during this period.

  We have available a shelf registration statement for up to $750.0 million of debt and/or common stock. We filed the Form S-3 shelf registration statement with the Securities and Exchange Commission on April 28, 2000, and it was declared effective on May 5, 2000. The timing, amount and type of any offering under the shelf registration statement will depend upon market conditions and our capital requirements. Offers under the shelf registration statement will only be made by means of a prospectus supplement.

  We believe that the remaining proceeds from our 1999 rights offering, together with amounts available under the revolving facility and cash flow from operations, will be adequate for us to conduct our operations in accordance with our business plan for at least the next twelve months. This belief is based in part on the assumption that our future releases will perform as planned. In addition, we can sell up to $750.0 million of debt and/or common stock under our recently filed shelf registration statement. In addition to the foregoing sources of liquidity, we are currently considering various film financing alternatives.

  If necessary, in order to manage our cash needs, we may also delay or alter production or release schedules or seek to reduce our aggregate investment in new film and television production costs. There can be no assurance that any such steps would be adequate or timely, or that acceptable arrangements could be reached with third parties if necessary. In addition, although these steps would improve our short-term cash flow and, in the case of partnering, reduce our exposure should a motion picture perform below expectations, such steps could adversely affect long term cash flow and results of operations in subsequent periods.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

  The following table provides information about our interest rate swaps at March 31, 2000:

                                       Amounts scheduled
                                       for maturity for
                                        the year ending
                                         December 31,
                                       ----------------- Estimated fair value at
                                         2000     2001       March 31, 2000
                                       -------- -------- -----------------------
Interest Rate Swaps
Variable to fixed:
  Notional value (in thousands)....... $225,000 $575,000         $16,233
  Average pay rate....................   6.127%   5.237%
  Average receive rate................   6.097%   6.082%

  Because approximately 25 percent of our revenues are denominated, and we incur certain operating and production costs, in foreign currencies, we are subject to market risks resulting from fluctuations in foreign currency exchange rates. In certain instances, we enter into foreign currency exchange contracts in order to reduce exposure to changes in foreign currency exchange rates that affect the value of our firm commitments and certain anticipated foreign currency cash flows. We currently intend to continue to enter into such contracts to hedge against future material foreign currency exchange rate risks. We had no foreign currency exchange contracts outstanding at March 31, 2000.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

  On November 17, 1997, MGM and Danjaq LLC filed an action entitled Danjaq, LLC, et al. v. Sony Corporation, et al. in federal court in Los Angeles (Case No. 97-8414ER (Mcx)) against Sony Corporation and related parties relating to a press release issued by Sony Pictures announcing plans to produce a series of new James Bond feature films based on alleged rights that Sony had acquired from Kevin McClory. Mr. McClory had been a producer of Thunderball. On July 29, 1998, the court preliminarily enjoined Sony Pictures and the other defendants from the production, preparation, distribution, advertising or other exploitation in the United States of a James Bond motion picture in any medium and from using the "James Bond" and the "James Bond 007" trademarks in the United States. On March 29, 1999, MGM and Danjaq entered into a settlement agreement with Sony Pictures and related parties that provided for a payment by the Sony parties and an agreement by the Sony parties which effectively makes permanent the court's July 1998 preliminary injunction. Specifically, the Sony parties agreed (i) not to make or distribute any James Bond motion pictures in the United States based on Thunderball or any other purported rights deriving from Mr. McClory, and (ii) not to utilize the "James Bond" and the "James Bond 007" trademarks in the United States. Mr. McClory and his related companies did not participate in this settlement agreement. Under the terms of a separate agreement entered into on March 29, 1999, MGM and Danjaq acquired from Columbia all of Columbia's rights to Casino Royale and the Sony parties agreed to broaden the contractual prohibition regarding making or distributing James Bond films and the James Bond trademarks, as described above, throughout the world. Mr. McClory did not participate in the settlement and has retained a counterclaim against MGM and Danjaq for copyright infringement. The trial with Mr. McClory commenced on March 28, 2000. On that date, the judge bifurcated the case to hear MGM and Danjaq's laches defense before commencing the jury trial on Mr. Clory's counterclaim. The judge issued his ruling on this defense on March 31, 2000, finding that Mr. McClory's claim was barred by laches as a matter of law, and dismissed the entire case with prejudice. On May 2, 2000, Mr. McClory appealed the court's decision.

  Reference is made to our 1999 Form 10-K for a description of other pending legal proceedings involving MGM.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

    Exhibit
    Number
    -------
    27.1    Financial Data Schedule

  (b) Reports on Form 8-K

  None

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          METRO-GOLDWYN-MAYER INC.

May 11, 2000
                                                /s/ Alex Yemenidjian
                                          By: _________________________________
                                                    Alex Yemenidjian
                                           Chairman of the Board of Directors
                                               and Chief Executive Officer

                                                 /s/ Daniel J. Taylor
                                          By: _________________________________
                                                    Daniel J. Taylor
                                             Senior Executive Vice President
                                               and Chief Financial Officer