Form 10-Q
period 2000-06-30
METRO-GOLDWYN-MAYER INC
filed 2000-08-08
CIK 1026816

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

                               ----------------

                 For the Quarterly Period Ended June 30, 2000

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

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

  The number of shares of the Registrant's common stock outstanding as of August 1, 2000 is 206,634,947.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            METRO-GOLDWYN-MAYER INC.

                                   FORM 10-Q

                                 June 30, 2000

                                     INDEX

                                                                          Page
                                                                          No.
                                                                          ----
 Part I.  Financial Information

 Item 1.  Financial Statements
          Condensed Consolidated Balance Sheets as of June 30, 2000
           (unaudited) and December 31, 1999............................    1

          Condensed Consolidated Statements of Operations and
           Comprehensive Income (Loss) for the Quarters and Six Months
           ended June 30, 2000 and 1999 (unaudited).....................    2

          Condensed Consolidated Statements of Stockholders' Equity for
           the Six Months ended June 30, 2000 (unaudited)...............    3

          Condensed Consolidated Statements of Cash Flows for the Six
           Months ended June 30, 2000 and 1999 (unaudited)..............    4

          Notes to Condensed Consolidated Financial Statements..........    5

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................   11

 Item 3.  Quantitative and Qualitative Disclosures about Market Risk....   20

 Part II. Other Information

 Item 1.  Legal Proceedings.............................................   21

 Item 4.  Submission of Matters to a Vote of Security Holders...........   21

 Item 5.  Other Information.............................................   22

 Item 6.  Exhibits and Reports on Form 8-K..............................   22

 Signatures..............................................................  23

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            METRO-GOLDWYN-MAYER INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                         June 30,    December 31,
                                                           2000          1999
                                                        -----------  ------------
                                                        (unaudited)
                        ASSETS
                        ------
Cash and cash equivalents.............................  $  263,686    $  152,213
Accounts and contracts receivable (net of allowance
 for doubtful accounts of $20,459 and $20,985,
 respectively)........................................     440,713       452,914
Film and television costs, net........................   2,209,667     2,164,458
Investments and advances to affiliates................      13,582        15,207
Property and equipment, net...........................      46,482        48,203
Excess of cost over net assets of acquired businesses,
 net..................................................     538,807       546,173
Other assets..........................................      45,257        45,193
                                                        ----------    ----------
                                                        $3,558,194    $3,424,361
                                                        ==========    ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Liabilities:
  Bank and other debt.................................  $  713,884    $  719,438
  Accounts payable and accrued liabilities............     203,848       189,904
  Accrued participants' share.........................     222,146       237,102
  Income taxes payable................................      30,029        31,619
  Advances and deferred revenues......................     114,171       112,189
  Other liabilities...................................      17,632        17,285
                                                        ----------    ----------
    Total liabilities.................................   1,301,710     1,307,537
                                                        ----------    ----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 25,000,000 shares
   authorized, none issued............................         --            --
  Common stock, $.01 par value, 500,000,000 shares
   authorized, 206,626,858 and 201,419,331 shares
   issued.............................................       2,066         2,014
  Additional paid-in capital..........................   3,058,757     2,931,004
  Deficit.............................................    (804,997)     (816,506)
  Accumulated other comprehensive income..............         658           316
  Less: treasury stock, at cost.......................         --             (4)
                                                        ----------    ----------
    Total stockholders' equity........................   2,256,484     2,116,824
                                                        ----------    ----------
                                                        $3,558,194    $3,424,361
                                                        ==========    ==========

     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                            METRO-GOLDWYN-MAYER INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)
                       (in thousands, except share data)
                                  (unaudited)

                                                       Six Months Ended June
                            Quarter Ended June 30,              30,
                            ------------------------  ------------------------
                               2000         1999         2000         1999
                            -----------  -----------  -----------  -----------
Revenues..................  $   295,425  $   212,274  $   640,152  $   470,917
Expenses:
  Film and television
   production and
   distribution...........      248,720      332,702      546,426      626,769
  General and
   administrative
   expenses...............       28,567       27,074       51,987       49,129
  Severance and related
   costs..................       (3,715)      76,158       (3,715)      76,158
  Contract termination
   fee....................          --           --           --       225,000
  Goodwill amortization...        3,684        3,803        7,368        7,486
                            -----------  -----------  -----------  -----------
    Total expenses........      277,256      439,737      602,066      984,542
                            -----------  -----------  -----------  -----------
Operating income (loss)...       18,169     (227,463)      38,086     (513,625)
Other income (expense):
  Interest expense, net of
   amounts capitalized....      (14,722)     (22,219)     (29,615)     (41,238)
  Interest and other
   income, net............        5,742        1,684       10,100        2,518
                            -----------  -----------  -----------  -----------
    Total other expense...       (8,980)     (20,535)     (19,515)     (38,720)
                            -----------  -----------  -----------  -----------
Income (loss) from
 operations before
 provision for income
 taxes....................        9,189     (247,998)      18,571     (552,345)
Income tax provision......       (2,895)      (1,809)      (7,062)      (4,082)
                            -----------  -----------  -----------  -----------
Net income (loss).........        6,294     (249,807)      11,509     (556,427)
Foreign currency
 translation adjustments..         (112)           2          274            4
Unrealized gains on
 securities...............           68          --            68          --
                            -----------  -----------  -----------  -----------
Comprehensive income
 (loss)...................  $     6,250  $  (249,805) $    11,851  $  (556,423)
                            ===========  ===========  ===========  ===========
Basic and diluted income
 (loss) per share.........  $      0.03  $     (1.65) $      0.06  $     (3.69)
                            ===========  ===========  ===========  ===========
Weighted average number of
 common shares
 outstanding:
  Basic...................  203,625,034  151,021,396  202,548,203  150,945,857
                            ===========  ===========  ===========  ===========
  Diluted.................  210,595,555  151,021,396  209,039,749  150,945,857
                            ===========  ===========  ===========  ===========

  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                            METRO-GOLDWYN-MAYER INC.

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (in thousands, except share data)
                                  (unaudited)

                              Common Stock
                          ---------------------   Add'l               Accum. Other   Less:       Total
                            No. of               Paid-in              Comprehensive Treasury Stockholders'
                            Shares    Par Value  Capital    Deficit      Income      Stock      Equity
                          ----------- --------- ---------- ---------  ------------- -------- -------------
Balance December 31,
 1999...................  201,419,331  $2,014   $2,931,004 $(816,506)     $316       $  (4)   $2,116,824
Issuance of common stock
 to outside parties,
 net....................    4,890,000      49      121,490       --        --          --        121,539
Issuance of common stock
 to related parties,
 net....................      317,527       3        6,263       --        --            4         6,270
Net income..............          --      --           --     11,509       --          --         11,509
Other comprehensive
 income, net of tax:
Foreign currency
 translation
 adjustments............          --      --           --        --        274         --            274
Unrealized gains on
 securities.............          --      --           --        --         68         --             68
                          -----------  ------   ---------- ---------      ----       -----    ----------
Balance June 30, 2000...  206,626,858  $2,066   $3,058,757 $(804,997)     $658       $ --     $2,256,484
                          ===========  ======   ========== =========      ====       =====    ==========


  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                            METRO-GOLDWYN-MAYER INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                   Six Months Ended June 30,
                                                   --------------------------
                                                       2000          1999
                                                   ------------  ------------
Net cash provided by operating activities.........   $  337,147     $  92,176
                                                        -------        ------
Investing activities:
  Acquisition of the Polygram libraries...........          --       (236,201)
  Additions to film costs, net....................     (340,645)     (367,458)
  Additions to property and equipment.............       (3,813)       (3,705)
  Other investing activities......................       (1,000)       (3,063)
                                                       --------      --------
  Net cash used in investing activities...........     (345,458)     (610,427)
                                                       --------      --------
Financing activities:
  Net proceeds from issuance of equity securities
   to outside parties.............................      121,539           --
  Net proceeds from issuance of equity securities
   to related parties.............................        3,506           --
  Additions to borrowed funds.....................          --        499,106
  Repayments of borrowed funds....................       (5,337)      (25,762)
                                                         ------       -------
  Net cash provided by financing activities.......      119,708       473,344
                                                        -------       -------
Net change in cash and cash equivalents from
 operating, investing and financing activities....      111,397       (44,907)
Net increase in cash due to foreign currency
 fluctuations.....................................           76            33
                                                        -------        ------
Net change in cash and cash equivalents...........      111,473       (44,874)
Cash and cash equivalents at beginning of the
 period...........................................      152,213        54,839
                                                        -------        ------
Cash and cash equivalents at end of the period....   $  263,686     $   9,965
                                                        =======        ======



  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                           METRO-GOLDWYN-MAYER INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2000

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

  In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 139, which, effective for financial statements for fiscal years beginning after December 15, 2000, rescinds SFAS No. 53. The companies that were previously subject to the requirements of SFAS No. 53 shall now follow the guidance in American Institute of Certified Public Accountants Statement of Position ("SOP") 00-2, "Accounting by Producers or Distributors of Films," issued in June 2000. SOP 00-2 establishes new accounting and reporting standards for all producers and distributors that own or hold the rights to distribute or exploit films. SOP 00-2 provides that the cumulative effect of changes in accounting principles caused by its adoption should be included in the determination of net income in conformity with Accounting Principles Board Opinion No. 20, "Accounting Changes." The Company intends to adopt SOP 00-2 beginning January 1, 2001. The Company is currently quantifying the effect of this new pronouncement on the financial statements. Although the Company has not yet quantified the impact of the adoption of SOP 00-2, it is expected to result in a reduction in film costs with a corresponding one-time non-cash charge to earnings. The Company anticipates that the new rules will impact our results of operations for the foreseeable future.

  In March 2000, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-02, "Accounting For Web Site Development Costs." The EITF provides guidance on accounting for costs incurred to develop a web site, and is required to be implemented by the Company in the third quarter of 2000. The Company does not expect the effect of this new guidance on the financial statements to be significant.

  In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The SAB provides guidance on the recognition, presentation and disclosure of revenue in financial statements, including certain criteria for gross versus net

                            METRO-GOLDWYN-MAYER INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

recording of sales transactions. SAB No. 101 allows any required changes to be recorded in accordance with Accounting Principles Board No. 20, "Accounting Changes." This SAB is required to be implemented by the Company in the quarter ended December 31, 2000, with retroactive application to January 1, 2000. The Company has not determined the effect of this new guidance on the financial statements.

Note 2--WHV Contract Settlement

  On March 12, 1999, the Company agreed to accelerate the expiration of the right of Warner Home Video ("WHV") to distribute the Company's product in the home video marketplace under an agreement executed in 1990 (the "WHV Agreement"). In consideration for the early expiration of the WHV Agreement, the Company paid WHV $225,000,000 in 1999. The parties restructured the terms of the WHV Agreement, which functioned as an interim distribution agreement (the "Transitional Video Agreement"), under which WHV distributed certain of the Company's product in the home video marketplace. Additionally, the Company reconveyed to Turner Entertainment Co., Inc. ("Turner"), an affiliate of WHV, the right that the Company had to distribute in the home video markets worldwide until June 2001, 2,950 Turner titles that had been serviced under the WHV Agreement. The Transitional Video Agreement expired on January 31, 2000, at which time the Company commenced distribution of its home video product in the domestic market. The Company contracted with Fox Entertainment Group, Inc. to distribute its home video product internationally beginning on February 1, 2000. The Company recorded a pre-tax contract termination charge in the quarter ended March 31, 1999 of $225,000,000 for costs in connection with the early expiration of WHV's rights under the WHV Agreement.

Note 3--Restructuring and Other Charges

  In June 1999, in association with a change in senior management and a corresponding review of operations, the Company incurred certain restructuring, severance and other costs aggregating $225,173,000, of which $140,002,000 was film-performance related and $85,171,000 reflected severance and other costs, including the estimated costs of withdrawing from the Company's arrangements with United International Pictures ("UIP") no later than November 1, 2000. During the six months ended June 30, 2000, the Company utilized $85,119,000 of the film-performance related reserves and paid $6,114,000 of severance and other costs. From June 1999 through June 30, 2000, the Company utilized $129,388,000 and recovered $10,614,000 of the film-performance related reserves, and paid $31,564,000 of severance and other costs.

  In June 2000, the Company reduced previously charged reserves by $5,000,000 due to a negotiated settlement with UIP regarding the Company's withdrawal from the joint venture. Additionally, in June 2000, the Company incurred severance and other related charges of $1,285,000 related to the closure of a foreign sales office.

                           METRO-GOLDWYN-MAYER INC.

Note 4--Film and Television Costs

  Film and television costs, calculated in accordance with SFAS No. 53, net of amortization, are summarized as follows (in thousands):

                                                       June 30,    December 31,
                                                         2000          1999
                                                      -----------  ------------
   Theatrical productions:
     Released........................................ $ 3,282,515  $ 3,011,248
     Less: accumulated amortization..................  (1,586,770)  (1,277,426)
                                                      -----------  -----------
     Released, net...................................   1,695,745    1,733,822
     Completed not released, net.....................      17,349       28,286
     In process and development, net.................     182,246       88,889
                                                      -----------  -----------
       Subtotal: theatrical productions..............   1,895,340    1,850,997
                                                      -----------  -----------
   Television programming............................     756,057      697,515
   Less: accumulated amortization....................    (441,730)    (384,054)
                                                      -----------  -----------
       Subtotal: television programming..............     314,327      313,461
                                                      -----------  -----------
                                                      $ 2,209,667  $ 2,164,458
                                                      ===========  ===========

  Interest costs capitalized to theatrical productions were $2,174,000 and $2,976,000 during the quarter and six months ended June 30, 2000, and $5,431,000 and $9,938,000 during the quarter and six months ended June 30, 1999, respectively.

Note 5--Bank and Other Debt

  Bank and other debt is summarized as follows (in thousands):

                                                          June 30, December 31,
                                                            2000       1999
                                                          -------- ------------
   Term Loans............................................ $700,000   $700,000
   Capitalized lease obligations and other borrowings....   13,884     19,438
                                                          --------   --------
                                                          $713,884   $719,438
                                                          ========   ========

  On October 15, 1997, the Company entered into an amended and restated credit facility with a syndicate of banks aggregating $1.3 billion (the "Amended Credit Facility") consisting of a six year $600,000,000 revolving credit facility (the "Revolving Facility"), a $400,000,000 seven and one-half year term loan ("Tranche A Loan") and a $300,000,000 eight and one-half year term loan ("Tranche B Loan") (collectively, the "Term Loans"). The Amended Credit Facility contains provisions allowing, with the consent of the requisite lenders and subject to syndication thereof, for an additional $200,000,000 tranche, raising the potential amount of Amended Credit Facility to $1.5 billion. The Revolving Facility and the Tranche A Loan bear interest at 2.50 percent over the Adjusted LIBOR rate, as defined (9.31 percent at June 30, 2000). The Tranche B Loan bears interest at 2.75 percent over the Adjusted LIBOR rate (9.56 percent at June 30, 2000). Scheduled amortization of the Term Loans under the Amended Credit Facility commences with $33,000,000 in 2001, $73,000,000 in 2002, $103,000,000 in 2003, $103,000,000 in 2004 and
$103,000,000 in 2005, with the remaining balance due at maturity. There were no amounts outstanding under the Revolving Facility at June 30, 2000 and December 31, 1999. The Revolving Facility matures in October 2003, subject to extension under certain conditions. The Amended Credit Facility was subsequently amended and restated on July 21, 2000, with less restrictive operating and financial covenants.

                           METRO-GOLDWYN-MAYER INC.

  The Company has entered into three year fixed interest rate swap contracts in relation to a portion of the Amended Credit Facility for a notional value of $800,000,000 at an average rate of approximately 8.1 percent, which expire in various terms no later than December 2001.

  The Company's borrowings under the Amended Credit Facility are secured by substantially all the assets of the Company. The Amended Credit Facility contains various covenants including limitations on dividends, capital expenditures and indebtedness, and the maintenance of certain financial ratios. As of June 30, 2000, the Company was in compliance with all applicable covenants.

  Lease and other borrowings. Capitalized lease and other borrowings relate principally to contractual liabilities and computer equipment financing at interest rates ranging from approximately nine to ten percent.

Note 6--Stockholders' Equity

  On May 26, 2000, pursuant to a Form S-3 shelf registration statement filed with the Securities and Exchange Commission, the Company completed the sale of 4,890,000 shares of the Company's common stock at $25 per share to various third party investors for aggregate net proceeds of $121,539,000 (gross proceeds of $122,250,000 less expenses of $711,000). The proceeds will be used for general corporate purposes and have been invested in short-term instruments as of June 30, 2000.

  Dilutive securities of 279,311 and 208,366 shares are not included in the calculation of diluted earnings per share in the quarter and six months ended June 30, 1999 because they are antidilutive.

Note 7--Related Party Transactions

  Pursuant to an exclusive open-ended royalty-free license granted by a predecessor-in-interest of the Company in 1980 and subsequently amended in 1992 and 1998, MGM Grand, Inc. (now known as MGM MIRAGE) has the right to use certain trademarks that include the letters "MGM" in its hotel, resort hotel and/or gaming businesses and other businesses that are not related to filmed entertainment. In June 2000, in consideration of the payment to the Company of an annual royalty of $1,000,000, such license was further amended to permit MGM Grand, Inc. to use the letters "MGM" combined with the name "Mirage" in the same manner and to the same extent that it was permitted theretofore to use the name "MGM Grand."

Note 8--Segment Information

  The Company applies the disclosure provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company's business units have been aggregated into three reportable operating segments: feature films, television programming and other. The factors for determining the reportable segments were based on the distinct nature of their operations. They are managed as separate business units because each requires, and is responsible for, executing a unique business strategy. Income or losses of industry segments and geographic areas exclude interest income, interest expense, goodwill amortization, income taxes and other unallocated corporate expenses. Identifiable assets are those assets used in the operations of the segments. Corporate assets consist of cash, certain corporate receivables and intangibles.

                           METRO-GOLDWYN-MAYER INC.

  Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

                                        Feature   Television
                                         Films     Programs   Other    Total
   Quarter Ended June 30, 2000:        ---------  ---------- ------- ---------
   Revenues........................... $ 254,281   $33,924   $ 7,220 $ 295,425
   Segment income (loss).............. $  45,346   $(2,834)  $ 4,193 $  46,705

   1999:
   Revenues........................... $ 152,041   $40,873   $19,360 $ 212,274
   Segment income (loss).............. $(133,762)  $ 2,484   $10,850 $(120,428)

   Six Months Ended June 30, 2000:
   Revenues........................... $ 539,576   $73,728   $26,848 $ 640,152
   Segment income..................... $  77,166   $   846   $15,714 $  93,726

   1999:
   Revenues........................... $ 348,008   $93,018   $29,891 $ 470,917
   Segment income (loss).............. $(177,273)  $ 8,053   $13,368 $(155,852)

  The following is a reconciliation of the change in reportable segment assets:

                                             December 31,  Increase   June 30,
                                                 1999     (Decrease)    2000
                                             ------------ ---------  ----------
   Feature films............................  $2,255,693  $ 36,326   $2,292,019
   Television programs......................     423,204   (21,142)     402,062
   Other....................................      18,104    (3,449)      14,655
                                              ----------  --------   ----------
     Total reportable segment assets........  $2,697,001  $ 11,735   $2,708,736
                                              ==========  ========   ==========

  The following table presents the details of other operating segment income
(loss):

                                             Quarter Ended      Six Months
                                                June 30,      Ended June 30,
                                             ---------------  ----------------
                                              2000    1999     2000     1999
                                             ------  -------  -------  -------
   Licensing and merchandising.............. $2,436  $ 1,251  $ 3,685  $ 2,042
   Interactive media........................    318      769    9,001   (1,067)
   Music....................................  1,497    3,252    2,748    3,718
   Profit (losses) on equity investments....    424   (1,658)     603   (4,938)
   Other....................................   (482)   7,236     (323)  13,613
                                             ------  -------  -------  -------
     Total other operating segment income... $4,193  $10,850  $15,714  $13,368
                                             ======  =======  =======  =======

                           METRO-GOLDWYN-MAYER INC.

  The following is a reconciliation of reportable segment income (loss) to income (loss) from operations before provision for income taxes:

                                       Quarter Ended       Six Months Ended
                                          June 30,             June 30,
                                     -------------------  -------------------
                                       2000      1999       2000      1999
                                     --------  ---------  --------  ---------
   Segment income (loss)............ $ 46,705  $(120,428) $ 93,726  $(155,852)
   General and administrative
    expenses........................  (28,567)   (27,074)  (51,987)   (49,129)
   Severance and related (costs)
    recoveries......................    3,715    (76,158)    3,715    (76,158)
   Contract termination fee.........      --         --        --    (225,000)
   Goodwill amortization............   (3,684)    (3,803)   (7,368)    (7,486)
                                     --------  ---------  --------  ---------
     Operating income (loss)........   18,169   (227,463)   38,086   (513,625)
   Interest expense, net of amounts
    capitalized.....................  (14,722)   (22,219)  (29,615)   (41,238)
   Interest and other income, net...    5,742      1,684    10,100      2,518
                                     --------  ---------  --------  ---------
     Income (loss) from operations
      before provision for income
      taxes......................... $  9,189  $(247,998) $ 18,571  $(552,345)
                                     ========  =========  ========  =========

  The following is a reconciliation of reportable segment assets to consolidated total assets:

                                                          June 30,  December 31,
                                                            2000        1999
                                                         ---------- ------------
   Total assets for reportable segments................. $2,708,736  $2,697,001
   Goodwill not allocated to segments...................    538,807     546,173
   Other unallocated amounts............................    310,651     181,187
                                                         ----------  ----------
     Consolidated total assets.......................... $3,558,194  $3,424,361
                                                         ==========  ==========

Note 9--Commitments and Contingencies

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

Note 10--Supplementary Cash Flow Information

  The Company paid interest, net of capitalized interest, of $25,172,000 and $30,655,000 during the six months ended June 30, 2000 and 1999, respectively. The Company paid income taxes of $8,492,000 and $5,622,000 during the six months ended June 30, 2000 and 1999, respectively.

  During the six months ended June 30, 2000, the Company issued to its employees a stock grant of 47,300 shares of common stock valued at $2,154,000. During the six months ended June 30, 1999, the Company issued to its employees a stock grant of 42,300 shares of common stock valued at $1,235,000.

  Net cash used by operating activities for the six months ended June 30, 1999 reflects a $112,500,000 payment to WHV representing the initial installment payment in consideration for the early expiration of the WHV Agreement (see
Note 2).

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

  In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 139, which, effective for financial statements for fiscal years beginning after December 15, 2000, rescinds Statement of Financial Accounting Standards No. 53. The companies that were previously subject to the requirement of Statement of Financial Accounting Standards No. 53 shall now follow the guidance in American Institute of Certified Public Accountants Statement of Position 00-2, "Accounting by Producers or Distributors of Films," issued in June 2000. Statement of Position 00-2 establishes new accounting and reporting standards for all producers and distributors that own or hold the rights to distribute or exploit films. Statement of Position 00-2 provides that the cumulative effect of changes in accounting principles caused by its adoption should be included in the determination of net income in conformity with Accounting Principles Board Opinion No. 20, "Accounting Changes." We intend to adopt the statement of position beginning January 1, 2001. We are currently quantifying the effect of this new pronouncement on the financial statements. Although we have not yet quantified the impact of the adoption of Statement of Position 00-2, it is expected to result in a reduction in film costs with a corresponding one-time non-cash charge to earnings. We anticipate that the new rules will impact our results of operations for the foreseeable future.

  In March 2000, the Emerging Issues Task Force issued No. 00-02, "Accounting For Web Site Development Costs." This issue provides guidance on accounting for costs incurred to develop a web site, and is required to be implemented by us in the third quarter of 2000. We do not expect the effect of this new guidance on the financial statements to be significant.

  In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The Staff Accounting Bulletin provides guidance on the recognition, presentation and disclosure of revenue in financial statements, including certain criteria for gross versus net recording of sales transactions. Staff Accounting Bulletin No. 101 allows any required changes to be recorded in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." This Staff Accounting Bulletin is required to be implemented by us in the quarter ended December 31, 2000, with retroactive application to January 1, 2000. We have not determined the effect of this new guidance on the financial statements.

Results of Operations

 Periods Ended June 30, 2000 Compared to Periods Ended June 30, 1999

  The following table sets forth our operating results for the quarters and six months ended June 30, 2000 and 1999. As stated in the financial statements and related notes thereto, in the quarter ended June 30, 1999 we incurred certain restructuring and other charges aggregating $225.2 million related to changes in senior management, a corresponding review of our operations and film projects in various stages of development and production, and other related costs. Additionally, in March 1999, we accelerated the expiration of the Warner Home Video agreement, which resulted in a $225.0 million charge included in operating results for the six months ended June 30, 1999. The net operating results in the 2000 periods, therefore, are not comparable to the operating results in the 1999 periods.

                                     Quarter Ended June    Six Months Ended
                                            30,                June 30,
                                     -------------------  -------------------
                                       2000      1999       2000      1999
                                     --------  ---------  --------  ---------
                                          (in thousands) (unaudited)
Revenues:
  Feature films..................... $254,281  $ 152,041  $539,576  $ 348,008
  Television programs...............   33,924     40,873    73,728     93,018
  Other.............................    7,220     19,360    26,848     29,891
                                     --------  ---------  --------  ---------
    Total revenues.................. $295,425  $ 212,274  $640,152  $ 470,917
                                     ========  =========  ========  =========
Operating income (loss):
  Feature films..................... $ 45,346  $(133,762) $ 77,166  $(177,273)
  Television programs...............   (2,834)     2,484       846      8,053
  Other.............................    4,193     10,850    15,714     13,368
  General and administration
   expenses.........................  (28,567)   (27,074)  (51,987)   (49,129)
  Severance and related (costs)
   recoveries.......................    3,715    (76,158)    3,715    (76,158)
  Contract termination fee..........      --         --        --    (225,000)
  Goodwill amortization.............   (3,684)    (3,803)   (7,368)    (7,486)
                                     --------  ---------  --------  ---------
Operating income (loss).............   18,169   (227,463)   38,086   (513,625)
Interest expense, net of amounts
 capitalized........................  (14,722)   (22,219)  (29,615)   (41,238)
Interest and other income...........    5,742      1,684    10,100      2,518
                                     --------  ---------  --------  ---------
Income (loss) before provision for
 income taxes.......................    9,189   (247,998)   18,571   (552,345)
Income tax provision................   (2,895)    (1,809)   (7,062)    (4,082)
                                     --------  ---------  --------  ---------
    Net income (loss)............... $  6,294  $(249,807) $ 11,509  $(556,427)
                                     ========  =========  ========  =========

 Quarter Ended June 30, 2000 Compared to Quarter Ended June 30, 1999

  Feature Films. Feature film revenues increased by $102.2 million, or 67 percent, to $254.3 million in the quarter ended June 30, 2000 (the "2000 Quarter") compared to the quarter ended June 30, 1999 (the "1999 Quarter").

  Worldwide theatrical revenues increased by $4.1 million, or 25 percent, to $20.7 million in the 2000 Quarter primarily due to domestic theatrical revenues earned by the release of Return To Me as compared to Tea With Mussolini in the 1999 Quarter, which was released on a limited basis. There were no new films released in international theatrical markets in either period.

  Worldwide home video revenues increased by $95.2 million, or 138 percent, to $164.1 million in the 2000 Quarter. In the 2000 Quarter, our home video releases included the successful release of The World Is Not Enough, which generated over $67.0 million in revenues, Flawless and Molly, as well as the international home video release of The Thomas Crown Affair. In the 1999 Quarter, our domestic home video releases included At First Sight and Just The Ticket, which generated lower revenues than the releases in the 2000 Quarter, and in international home video markets included the release of Species 2 and Ronin. The continued growth in the digital video disc ("DVD") market also contributed to the increase in home video revenues. DVD sales increased to $70.6 million in the 2000 Quarter, which included the release of The World Is Not Enough, from $11.8 million in the 1999 Quarter.

  Worldwide pay television revenues from feature films increased by $10.2 million, or 40 percent, to $35.3 million in the 2000 Quarter, principally due to international sales attributable to Ronin and Species 2, among others, as well as increased fees from a new licensing agreement with Showtime. Network television revenues from feature films decreased by $4.5 million, or 100 percent, in the 2000 Quarter as we had no new releases to network television as compared to the release of Kingpin and Fled in the 1999 Quarter. Worldwide syndicated television revenues from feature films decreased by $6.3 million, or 18 percent, to $29.5 million in the 2000 Quarter, principally due to fewer new releases licensed in international markets than in the 1999 Quarter, which included Tomorrow Never Dies.

  Other feature film revenues increased by $3.7 million, or 346 percent, to $4.7 million in the 2000 Quarter due to higher third party royalty and miscellaneous income collected in the period.

  We realized operating income from feature films of $45.3 million in the 2000 Quarter as compared to an operating loss of $133.8 million in the 1999 Quarter. Operating results in the 2000 Quarter reflected the increase in revenues discussed above, principally from the successful home video releases of The World Is Not Enough and The Thomas Crown Affair. Additionally, there were no feature film write-downs for new releases in the 2000 Quarter. Operating results in the 1999 Quarter reflected a reserve for write-downs and certain other charges aggregating $140.0 million in conjunction with a re-evaluation of several film projects in various stages of development and production.

  Television Programming. Television programming revenues decreased by $6.9 million, or 17 percent, to $33.9 million in the 2000 Quarter. Network television revenues decreased by $2.5 million, or 97 percent, as we had no new series airing on network television in the 2000 Quarter as compared to the delivery of one television movie in the 1999 Quarter. Worldwide pay television revenues decreased by $4.3 million, or 46 percent, to $5.0 million in the 2000 Quarter due to the delivery of fewer television movies to domestic television than in the 1999 Quarter.

  Worldwide syndicated television programming revenues decreased by $2.6 million, or 10 percent, to $23.4 million in the 2000 Quarter, primarily due to fewer original episodes in syndication in 2000 as we completed delivery of new episodes of Poltergeist in 1999. Worldwide home video revenues with respect to television programming increased by $2.4 million, or 85 percent, to $5.3 million in the 2000 Quarter, primarily due to the release of the animated video Tom Sawyer. There were no comparable releases in the 1999 Quarter.

  We recognized an operating loss from television programming of $2.8 million in the 2000 Quarter as compared to operating income of $2.5 million in the 1999 Quarter. The operating loss in the 2000 Quarter reflected the decreased revenues discussed above as well as increased television programming write-downs.

  Other. Other revenues included distribution of consumer products, interactive media and branded programming services, as well as music soundtrack and royalty income and third party audit recoveries. Operating profit from other businesses decreased by $6.7 million, or 61 percent, to $4.2 million in the 2000 Quarter as compared to the 1999 Quarter. Operating results in the 2000 Quarter included consumer products revenue of $3.4 million and music soundtrack and royalty revenue of $2.0 million, as compared to consumer products revenue of $2.5 million and music soundtrack and royalty revenue of $3.9 million in the 1999 Quarter.

Interactive media revenues were $0.6 million in the 2000 Quarter as compared to $4.6 million in the 1999 Quarter, which included fees collected for the rights to develop James Bond interactive games. There were no new releases of interactive games in the 2000 Quarter. Additionally, operating results in the 2000 Quarter include the receipt of $1.2 million in third party audit recoveries and other miscellaneous income as compared to higher recoveries of $8.3 million in the 1999 Quarter.

  Expenses for other businesses included interactive product costs of $0.2 million in the 2000 Quarter as compared to $3.6 million of development costs in the 1999 Quarter. Consumer products cost of sales were $0.5 million in the 2000 Quarter as compared to $0.6 million in the 1999 Quarter. In addition, operating expenses for other businesses in the 1999 Quarter included aggregate start-up losses of $1.7 million on our equity investments, including our interest in the cable programming joint venture, MGM Networks Latin America. There were no such losses in the 2000 Quarter. Other expenses aggregated $2.8 million in the 2000 Quarter and $2.7 million in the 1999 Quarter.

  General and Administration Expenses. General and administration expenses increased by $1.5 million, or 6 percent, to $28.6 million in the 2000 Quarter, primarily due to a new employee incentive plan implemented in 2000 and an increase in an employee stock grant, partially offset by cost savings associated with a company-wide restructuring in June 1999.

  Severance and Related Costs. In June 1999, the Company incurred executive severance and other related charges of $76.2 million attributable to changes in senior management and the estimated costs of withdrawing from the Company's arrangements with United International Pictures.

  In June 2000, we reduced previously charged reserves by $5.0 million due to a negotiated settlement with United International Pictures regarding our withdrawal from the joint venture. Additionally, in June 2000 we incurred severance and other related charges of $1.3 million associated with the closure of a foreign sales office.

  Interest Expense, Net of Amounts Capitalized. Net interest expense decreased by $7.5 million, or 34 percent, to $14.7 million in the 2000 Quarter due to debt repayment associated with proceeds received in November 1999 from our 1999 rights offering.

  Interest and Other Income. Interest and other income increased by $4.1 million, or 241 percent, to $5.7 million in the 2000 Quarter due to interest income earned on our short-term investments, which included proceeds received in May 2000 from new issuances of our common stock.

  Income Tax Provision. The provision for income taxes increased by $1.1 million, or 60 percent, to $2.9 million in the 2000 Quarter due to foreign remittance taxes attributable to increased international distribution revenues.

 Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

  Feature Films. Feature film revenues increased by $191.6 million, or 55 percent, to $539.6 million in the six months ended June 30, 2000 (the "2000 Period") compared to the six months ended June 30, 1999 (the "1999 Period").

  Worldwide theatrical revenues increased by $59.8 million, or 120 percent, to $109.7 million in the 2000 Period primarily due to the significant worldwide theatrical revenues earned by The World Is Not Enough, which was initially released in November 1999, and by Return To Me, released in domestic theaters in April 2000. There were no comparably performing releases in the 1999 Period. Overall, in the 2000 Period we released three new feature films domestically, Return To Me, Supernova and Three Strikes, and one new film internationally. In the 1999 Period we released five new films domestically, including Tea With Mussolini, At First Sight, The Mod Squad and The Rage:
Carrie 2, and one new film internationally.

  Worldwide home video revenues increased by $127.2 million, or 76 percent, to $294.6 million in the 2000 Period. In the 2000 Period our home video releases included the successful release of The World Is Not Enough, which generated revenues in excess of $67.0 million in the period, in addition to The Thomas Crown Affair and Stigmata. In the 1999 Period, lower revenues were earned by the release in home video markets of Ronin, At First Sight, Just The Ticket and Disturbing Behavior. The continued growth in the digital video disc ("DVD") market also contributed to the increase in home video revenues. DVD sales increased to $109.4 million in the 2000 Period, which included the release of The World Is Not Enough, from $25.6 million in the 1999 Period.

  Worldwide pay television revenues from feature films increased by $10.4 million, or 20 percent, to $61.4 million in the 2000 Period. Increased international pay television revenues included the release in the 2000 Period of The Man In The Iron Mask, Ronin and Species 2, as well as the domestic pay television deliveries of The Mod Squad, The Rage: Carrie 2 and Tea With Mussolini. In the 1999 Period, domestic pay television releases included The Man In The Iron Mask, Species 2 and Dirty Work, whose revenues were partially offset by lower international pay television revenues than in the 2000 Period. Network television revenues from feature films decreased by $7.1 million, or 100 percent, in the 2000 Period as we had no new releases to network television as compared to the release of Mulholland Falls, Kingpin and Fled in the 1999 Period. Worldwide syndicated television revenues from feature films decreased by $7.6 million, or 11 percent, to $62.5 million in the 2000 Period, principally due to fewer new releases licensed in international markets than in the 1999 Period, which included Tomorrow Never Dies, GoldenEye, The Birdcage and Get Shorty.

  Other feature film revenues increased by $9.0 million, or 381 percent, to $11.3 million in the 2000 Period due to higher third party royalty and miscellaneous income collected in the period.

  We realized operating income from feature films of $77.2 million in the 2000 Period as compared to an operating loss of $177.3 million in the 1999 Period. Operating results in the 2000 Period reflected the increase in revenues discussed above, which included profits earned from the significant worldwide theatrical and home video receipts generated by The World Is Not Enough and the home video releases of The Thomas Crown Affair and Stigmata. Additionally, we had insignificant feature film write-downs in the 2000 Period. Operating results in the 1999 Period reflected a reserve for write-downs and certain other charges aggregating $140.0 million in conjunction with a re-evaluation of several film projects in various stages of development and production.

  Television Programming. Television programming revenues decreased by $19.3 million, or 21 percent, to $73.7 million in the 2000 Period. Network television revenues decreased by $8.6 million, or 99 percent, as we had no new series airing on network television in the 2000 Period as compared to The Magnificent Seven and the delivery of one television movie in the 1999 Period. Worldwide pay television revenues decreased by $1.3 million, or 10 percent, to $11.5 million in the 2000 Period due to fewer television movies delivered in the 2000 Period than in 1999, partially offset by increased international pay television revenues generated by Poltergeist.

  Worldwide syndicated television programming revenues decreased by $11.6 million, or 18 percent, to $51.9 million in the 2000 Period, primarily due to fewer original episodes in syndication in the 2000 Period as well as the licensing in the domestic basic cable market of In The Heat Of The Night in the 1999 Period. There were no comparable licenses of library programming in the 2000 Period. Worldwide home video revenues with respect to television programming increased by $2.2 million, or 30 percent, to $9.6 million in the 2000 Period, primarily due to the release of the animated video Tom Sawyer. In the 1999 Period, home video releases included Secret of Nimh 2.

  Operating income from television programming decreased by $7.2 million, or 89 percent, to $0.8 million in the 2000 Period, reflecting the decreased revenues discussed above.

  Other. Other revenues included distribution of consumer products, interactive media and branded programming services, as well as music soundtrack and royalty income and third party audit recoveries.

Operating profit from other businesses increased by $2.3 million, or 18 percent, to $15.7 million in the 2000 Period as compared to a profit of $13.4 million in the 1999 Period. Operating results in the 2000 Period included consumer products revenue of $6.4 million and music soundtrack and royalty revenue of $4.1 million, as compared to consumer products revenue of $4.6 million and music soundtrack and royalty revenue of $5.1 million in the 1999 Period. Interactive media revenues were $12.4 million in the 2000 Period, which included revenues realized from the successful release of the interactive game version of Tomorrow Never Dies. In the 1999 Period, interactive media revenues aggregated $4.5 million, which included fees collected for the rights to develop James Bond interactive games. Additionally, operating results in the 2000 Period include the receipt of $4.0 million in third party audit recoveries and other miscellaneous income as compared to higher audit recoveries of $14.2 million in the 1999 Period.

  Expenses for other businesses included interactive product costs of $3.2 million in the 2000 Period relating to the release of the interactive game version of Tomorrow Never Dies as compared to $5.3 million of development costs in the 1999 Period. Consumer products cost of sales were $1.6 million in the 2000 Period as compared to $1.1 million in the 1999 Period. In addition, operating expenses for other businesses in the 1999 Period included aggregate start-up losses of $4.9 million on our equity investments, including our interest in the cable programming joint venture, MGM Networks Latin America. There were no comparable such losses in the 2000 Period. Other expenses aggregated $6.9 million in the 2000 Period and $5.2 million in the 1999 Period.

  General and Administration Expenses. General and administration expenses increased by $2.9 million, or 6 percent, to $52.0 million in the 2000 Period, primarily due to a new employee incentive plan implemented in the current period and an increase in an employee stock grant, partially offset by cost savings associated with a company-wide restructuring in June 1999.

  Severance and Related Costs. In June 1999 we incurred executive severance and other related charges of $76.2 million attributable to changes in senior management and the estimated costs of withdrawing from our arrangements with United International Pictures.

  In June 2000, we reduced previously charged reserves by $5.0 million due to a negotiated settlement with United International Pictures regarding our withdrawal from the joint venture. Additionally, in June 2000 we incurred severance and other related charges of $1.3 million associated with the closure of a foreign sales office.

  Contract Termination Fee. On March 12, 1999, we agreed to accelerate the expiration of the right of Warner Home Video to distribute our product in the home video marketplace under the Warner Home Video agreement. In consideration for the early expiration of the Warner Home Video agreement, we paid Warner Home Video $225.0 million in 1999. The parties restructured the terms of the Warner Home Video agreement, which functioned as a transitional video agreement, under which Warner Home Video distributed certain of our product in the home video marketplace. Additionally, as of January 1, 1999 we reconveyed to Turner Entertainment Co., Inc. the right that we had to distribute in the home video markets worldwide until June 2001, 2,950 Turner titles that had been serviced under the Warner Home Video agreement. The transitional video agreement expired on January 31, 2000, at which time we commenced distribution of our home video product in the domestic market. We also contracted with Fox Entertainment Group to distribute our home video product internationally beginning February 1, 2000. Operating results in the 1999 Period include a pre-tax contract termination charge for the $225.0 million payment referred to above in connection with the early expiration of Warner Home Video's rights under the Warner Home Video agreement.

  Interest Expense, Net of Amounts Capitalized. Net interest expense decreased by $11.6 million, or 28 percent, to $29.6 million in the 2000 Period due to debt repayment associated with proceeds received in November 1999 from our 1999 rights offering.

  Interest and Other Income. Interest and other income increased by $7.6 million, or 301 percent, to $10.1 million in the 2000 Period due to interest income earned on our short-term investments, which included proceeds received in May 2000 from new issuances of our common stock.

  Income Tax Provision. The provision for income taxes increased by $3.0 million, or 73 percent, to $7.1 million in the 2000 Period due to foreign remittance taxes attributable to increased international distribution revenues.

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

  The following table sets forth EBITDA for the quarters and six months ended June 30, 2000 and 1999:

                                     Quarter Ended June    Six Months Ended
                                            30,                June 30,
                                     -------------------  -------------------
                                       2000      1999       2000      1999
                                     --------  ---------  --------  ---------
                                          (in thousands) (unaudited)
Revenues:
 Feature films...................... $254,281  $ 152,041  $539,576  $ 348,008
 Television programs................   33,924     40,873    73,728     93,018
 Other..............................    7,220     19,360    26,848     29,891
                                     --------  ---------  --------  ---------
  Total revenues.................... $295,425  $ 212,274  $640,152  $ 470,917
                                     ========  =========  ========  =========
EBITDA:
 Feature films...................... $ 45,346  $(133,762) $ 77,166  $(177,273)
 Television programs................   (2,834)     2,484       846      8,053
 Other..............................    4,193     10,850    15,714     13,368
 General and administration
  expenses..........................  (25,882)   (24,960)  (46,573)   (44,823)
 Severance and related (costs)
  recoveries........................    3,715    (76,158)    3,715    (76,158)
 Contract termination fee...........      --         --        --    (225,000)
                                     --------  ---------  --------  ---------
  EBITDA............................   24,538   (221,546)   50,868   (501,833)
Depreciation and non-film
 amortization.......................   (6,369)    (5,917)  (12,782)   (11,792)
                                     --------  ---------  --------  ---------
Operating income (loss).............   18,169   (227,463)   38,086   (513,625)
Interest expense, net of amounts
 capitalized........................  (14,722)   (22,219)  (29,615)   (41,238)
Interest and other income...........    5,742      1,684    10,100      2,518
                                     --------  ---------  --------  ---------
Income (loss) before provision for
 income taxes.......................    9,189   (247,998)   18,571   (552,345)
Income tax provision................   (2,895)    (1,809)   (7,062)    (4,082)
                                     --------  ---------  --------  ---------
  Net income (loss)................. $  6,294  $(249,807) $ 11,509  $(556,427)
                                     ========  =========  ========  =========

Liquidity and Capital Resources

  General. Our operations are capital intensive. In recent years we have funded our operations primarily from (i) the sale of equity securities, (ii) bank borrowings and (iii) internally generated funds. During the 2000 Period, the net cash provided by operating activities was $337.1 million; net cash used in investing activities (primarily additions to film and television costs) was $345.5 million; and net cash provided by financing activities (primarily sale of equity securities) was $119.7 million.

  Sales of Equity Securities. Sales of equity securities included proceeds from our initial public offering and Tracinda's concurrent purchase of our common stock, which were completed in November 1997, our 1998 rights offering, which was completed in November 1998, and our 1999 rights offering, which was completed in November 1999.

  Additionally, pursuant to a Form S-3 shelf registration statement filed with the Securities and Exchange Commission, on May 26, 2000 we completed the sale of 4,890,000 shares of our common stock at $25 per share to various third party investors for aggregate net proceeds of $121.5 million. The proceeds will be used for general corporate purposes, and have been invested in short-term instruments as of June 30, 2000.

  Bank Borrowings. We have a $1.3 billion syndicated credit facility consisting of (i) a six year $600.0 million revolving credit facility, (ii) a $400.0 million seven and one-half year term loan and (iii) a $300.0 million eight and one-half year term loan. We used a portion of the proceeds from our 1999 rights offering to repay all amounts then outstanding under the revolving facility. As of August 1, 2000, $600.0 million was available under our credit facility, which also contains provisions allowing, under certain circumstances, for an additional $200.0 million tranche.

  Currently, the revolving facility and the $400.0 million term loan bear interest at 2.50 percent over the Adjusted LIBOR rate, as defined therein (9.31 percent at August 1, 2000), and the $300.0 million term loan bears interest at 2.75 percent over the Adjusted LIBOR rate (9.56 percent at August 1, 2000). We have entered into three-year fixed interest rate swap contracts in relation to a portion of our credit facility for a notional value of $800.0 million at an average rate of approximately 8.2 percent, which expire at various times no later than December 2001. Scheduled amortization of the term loans under our credit facility commences with $33.0 million in 2001, $73.0 million in 2002, $103.0 million in 2003, $103.0 million in 2004, and $103.0 million in 2005, with the remaining balance due at maturity. The revolving facility was entered into in October 1997 and matures in October 2003, subject to extension under certain conditions.

  Our credit facility contains various covenants, including limitations on indebtedness, dividends and capital expenditures, and maintenance of certain financial ratios. As of June 30, 2000, we were in compliance with all applicable covenants. There can be no assurances that we will remain in compliance with such covenants or other conditions under our credit facility in the future. We anticipate substantial continued borrowing under our credit facility.

  Cash Provided by Operating Activities. In the 2000 Period, cash provided by operating activities was $337.1 million compared to cash provided by operating activities of $92.2 million in the 1999 Period. The 1999 Period included the initial $112.5 million payment to Warner Home Video in consideration for the early expiration of the Warner Home Video agreement.

  Cash Used in Investing Activities. In the 2000 Period, cash used in investing activities was $345.5 million, which included $340.6 million expended for film and television costs. In the 1999 Period, cash used in investing activities was $610.4 million, which included the acquisition of the PolyGram N.V. libraries, containing over 1,300 feature films, for $235.0 million, plus acquisition related costs of approximately $1.2 million, and film and television costs of $367.5 million.

  Cash Provided by Financing Activities. In the 2000 Period, cash provided by financing activities was $119.7 million, which included $121.5 million in net proceeds from the sale of our common stock and $3.5 million for the exercise of stock options, partially offset by repayment of borrowed funds. In the 1999 Period, cash provided by financing activities was $473.3 million, consisting primarily of bank borrowings.

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

  We incurred approximately $3.0 million of additional costs in the 2000 Period in connection with the integration of the PolyGram N.V. libraries and our transition to home video self-distribution in the U.S. and Canadian markets. We do not expect our obligations for property and equipment expenditures, including the purchase of computer systems and equipment and other improvements, to exceed $15.0 million per year.

  In connection with our termination of the Warner Home Video agreement, we anticipate that the worldwide home video distribution rights reconveyed to Turner Entertainment Co., Inc. will decrease our cash flow by approximately $10.0 million per year through June 2001.

  We are obligated to fund 50 percent of the expenses of MGM Networks Latin America up to a maximum of approximately $24.0 million. We have funded approximately $19.5 million under such obligation as of June 30, 2000, and expect to fund an additional $1.5 million in the remainder of 2000.

  As a result of the change in senior management, we did not commence production as anticipated under our business plan. Therefore, we released a reduced number of major films in the first six months of 2000, which may adversely impact cash flows and results of operations at least through 2001.

  We believe that the remaining proceeds from our 1999 rights offering as well as the proceeds from the sale of our common stock in May 2000, together with amounts available under the revolving facility and cash flow from operations, will be adequate for us to conduct our operations in accordance with our business plan for at least the next twelve months. This belief is based in part on the assumption that our future releases will perform as planned. In addition to the foregoing sources of liquidity, we are currently considering various film financing alternatives.

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

  The following table provides information about our interest rate swaps at June 30, 2000:

                                       Amounts scheduled
                                       for maturity for
                                        the year ending
                                         December 31,
                                       ----------------- Estimated fair value at
                                         2000     2001        June 30, 2000
                                       -------- -------- -----------------------
Interest Rate Swaps
Variable to fixed:
  Notional value (in thousands)....... $225,000 $575,000         $15,082
  Average pay rate....................   6.127%   5.237%
  Average receive rate................   6.777%   6.532%

  Because approximately 25 percent of our revenues are denominated and we incur certain operating and production costs in foreign currencies, we are subject to market risks resulting from fluctuations in foreign currency exchange rates. In certain instances, we enter into foreign currency exchange contracts in order to reduce exposure to changes in foreign currency exchange rates that affect the value of our firm commitments and certain anticipated foreign currency cash flows. We currently intend to continue to enter into such contracts to hedge against future material foreign currency exchange rate risks. We had no foreign currency exchange contracts outstanding at June 30, 2000.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

  Reference is made to our 1999 Form 10-K and Form 10-Q for the quarter ended March 31, 2000 for a description of pending legal proceedings involving MGM.

Item 4. Submission of Matters to a Vote of Security Holders

  At the Annual Meeting of Stockholders held on May 4, 2000, three proposals were submitted to our stockholders. Our nominees for directors were elected and each of the other proposals was approved. A brief description of those proposals and the results of the voting are as follows:

Proposal One--Election of nine directors to serve for a year term

                                                                        Votes
             Nominee                                       Votes For  Withheld
             -------                                     ----------- ---------
   James D. Aljian....................................... 199,154,179   487,181
   Francis Ford Coppola.................................. 199,153,598   487,762
   Willie D. Davis....................................... 199,153,651   487,709
   Alexander M. Haig, Jr................................. 199,603,775 1,037,585
   Kirk Kerkorian........................................ 199,154,176   487,184
   Frank Mancuso......................................... 199,154,261   487,099
   Christopher J. McGurk................................. 199,153,134   488,226
   Alex Yemenidjian...................................... 199,153,116   488,244
   Jerome B. York........................................ 199,153,581   487,779

Proposal Two--Approval and ratification of 2000 Employee Incentive Plan

             Voting Results
             --------------
   For.............................................................. 196,096,045
   Against..........................................................     945,249
   Abstain..........................................................      49,503
   Broker Non-Votes.................................................   2,550,563

Proposal Three--Ratification of appointment of Arthur Andersen LLP as independent auditors for the fiscal year ending December 31, 2000

             Voting Results
             --------------
   For.............................................................. 199,632,469
   Against..........................................................       4,908
   Abstain..........................................................       3,983
   Broker Non-Votes.................................................           0

Item 5. Other Information

  Reference is made to Note 6 to Condensed Consolidated Financial Statements contained elsewhere herein for information regarding the Form S-3 shelf registration statement initially filed with the Securities and Exchange Commission on April 28, 2000.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

    Exhibit
    Number
    -------
    27      Financial Data Schedule

  (b) Reports on Form 8-K

  A Current Report on Form 8-K was filed during the quarter ended June 30, 2000:

   Date:        Relating to:
   -----        ------------
   May 26, 2000 Item 5. Other Information

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          METRO-GOLDWYN-MAYER INC.

August 8, 2000
                                                /s/ Alex Yemenidjian
                                          By: _________________________________
                                                    Alex Yemenidjian
                                           Chairman of the Board of Directors
                                               and Chief Executive Officer

                                                /s/ Daniel J. Taylor
                                          By: _________________________________
                                                    Daniel J. Taylor
                                             Senior Executive Vice President
                                               and Chief Financial Officer