Form 10-Q
period 2000-09-30
METRO-GOLDWYN-MAYER INC
filed 2000-11-13
CIK 1026816

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

                               ----------------

               For the Quarterly Period Ended September 30, 2000

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

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

  The number of shares of the Registrant's common stock outstanding as of November 1, 2000 were
207,143,100.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            METRO-GOLDWYN-MAYER INC.

                                   FORM 10-Q

                               September 30, 2000

                                     INDEX

                                                                            Page
                                                                            No.
                                                                            ----
 Part I.  Financial Information

 Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets as of September 30, 2000
           (unaudited) and December 31, 1999..............................    1

          Condensed Consolidated Statements of Operations and
           Comprehensive Income (Loss) for the Quarters and Nine Months
           ended September 30, 2000 and 1999 (unaudited)..................    2

          Condensed Consolidated Statements of Stockholders' Equity for
           the Nine Months ended September 30, 2000 (unaudited)...........    3

          Condensed Consolidated Statements of Cash Flows for the Nine
           Months ended September 30, 2000 and 1999 (unaudited)...........    4

          Notes to Condensed Consolidated Financial Statements............    5

          Management's Discussion and Analysis of Financial Condition and
 Item 2.  Results of Operations...........................................   12

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk......   20

 Part II. Other Information

 Item 1.  Legal Proceedings...............................................   22


 Item 6.  Exhibits and Reports on Form 8-K................................   23

 Signatures................................................................  24

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            METRO-GOLDWYN-MAYER INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                     September 30, December 31,
                                                         2000          1999
                                                     ------------- ------------
                                                      (unaudited)
                       ASSETS
                       ------
Cash and cash equivalents...........................  $  190,603    $  152,213
Accounts and contracts receivable (net of allowance
 for doubtful accounts of $22,902 and $20,985,
 respectively)......................................     429,503       452,914
Film and television costs, net......................   2,299,305     2,164,458
Investments in and advances to affiliates...........      14,286        15,207
Property and equipment, net.........................      46,691        48,203
Excess of cost over net assets of acquired
 businesses, net....................................     535,123       546,173
Other assets........................................      47,538        45,193
                                                      ----------    ----------
                                                      $3,563,049    $3,424,361
                                                      ==========    ==========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Liabilities:
  Bank and other debt...............................  $  712,976    $  719,438
  Accounts payable and accrued liabilities..........     183,932       189,904
  Accrued participants' share.......................     215,595       237,102
  Income taxes payable..............................      31,979        31,619
  Advances and deferred revenues....................     105,655       112,189
  Other liabilities.................................      17,118        17,285
                                                      ----------    ----------
    Total liabilities...............................   1,267,255     1,307,537
                                                      ----------    ----------


Commitments and contingencies


Stockholders' equity:
  Preferred stock, $.01 par value, 25,000,000 shares
   authorized, none issued..........................         --            --
  Common stock, $.01 par value, 500,000,000 shares
   authorized, 207,136,208 and 201,419,331 shares
   issued...........................................       2,071         2,014
  Additional paid-in capital........................   3,071,265     2,931,004
  Deficit...........................................    (777,882)     (816,506)
  Accumulated other comprehensive income............         340           316
  Less: treasury stock, at cost.....................         --             (4)
                                                      ----------    ----------
    Total stockholders' equity......................   2,295,794     2,116,824
                                                      ----------    ----------
                                                      $3,563,049    $3,424,361
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

                            METRO-GOLDWYN-MAYER INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                       (in thousands, except share data)
                                  (unaudited)

                           Quarter Ended September
                                     30,              Nine Months Ended September 30,
                          --------------------------  --------------------------------
                              2000          1999           2000             1999
                          ------------  ------------  ---------------  ---------------
Revenues................  $    315,381  $    299,310  $       955,533  $       770,227
Expenses:
  Film and television
   production and
   distribution.........       249,214       242,449          795,640          869,219
  General and
   administrative
   expenses.............        25,815        18,800           77,802           67,928
  Severance and related
   costs................           --            --            (3,715)          76,158
  Contract termination
   fee..................           --            --               --           225,000
  Goodwill
   amortization.........         3,683         3,683           11,051           11,170
                          ------------  ------------  ---------------  ---------------
    Total expenses......       278,712       264,932          880,778        1,249,475
                          ------------  ------------  ---------------  ---------------
Operating income
 (loss).................        36,669        34,378           74,755         (479,248)
Other income (expense):
  Interest expense, net
   of amounts
   capitalized..........       (12,583)      (22,807)         (42,198)         (64,045)
  Interest and other
   income, net..........         4,764           827           14,864            3,345
                          ------------  ------------  ---------------  ---------------
    Total other
     expense............        (7,819)      (21,980)         (27,334)         (60,700)
                          ------------  ------------  ---------------  ---------------
Income (loss) from
 operations before
 provision for income
 taxes..................        28,850        12,398           47,421         (539,948)
Income tax provision....        (1,735)       (2,054)          (8,797)          (6,136)
                          ------------  ------------  ---------------  ---------------
Net income (loss).......        27,115        10,344           38,624         (546,084)
Foreign currency
 translation
 adjustments............          (305)          106              (31)             110
Unrealized gains
 (losses) on
 securities.............           (13)          --                55              --
                          ------------  ------------  ---------------  ---------------
Comprehensive income
 (loss).................  $     26,797  $     10,450  $        38,648  $      (545,974)
                          ============  ============  ===============  ===============
Income (loss) per share:
  Basic.................  $       0.13  $       0.07  $          0.19  $         (3.61)
                          ============  ============  ===============  ===============
  Diluted...............  $       0.13  $       0.07  $          0.18  $         (3.61)
                          ============  ============  ===============  ===============
Weighted average number
 of common shares
 outstanding:
  Basic.................   206,887,234   151,314,519      204,005,104      151,070,095
                          ============  ============  ===============  ===============
  Diluted...............   212,858,774   154,730,092      210,238,167      151,070,095
                          ============  ============  ===============  ===============

  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                            METRO-GOLDWYN-MAYER INC.

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (in thousands, except share data)
                                  (unaudited)

                               Common Stock         Add'l               Accum. Other   Less:       Total
                          -----------------------  Paid-in              Comprehensive Treasury Stockholders'
                          No. of Shares Par Value  Capital    Deficit      Income      Stock      Equity
                          ------------- --------- ---------- ---------  ------------- -------- -------------
Balance December 31,
 1999...................   201,419,331   $2,014   $2,931,004 $(816,506)     $316       $  (4)   $2,116,824
Issuance of common stock
 to outside parties,
 net....................     5,363,800       54      133,330       --        --          --        133,384
Issuance of common stock
 to related parties,
 net....................       353,077        3        6,931       --        --            4         6,938
Net income..............           --       --           --     38,624       --          --         38,624
Other comprehensive
 income:
Foreign currency
 translation
 adjustments............           --       --           --        --        (31)        --            (31)
Unrealized gains on
 securities.............           --       --           --        --         55         --             55
                           -----------   ------   ---------- ---------      ----       -----    ----------
Balance September 30,
 2000...................   207,136,208   $2,071   $3,071,265 $(777,882)     $340       $ --     $2,295,794
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

                            METRO-GOLDWYN-MAYER INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                         --------------------
                                                           2000       1999
                                                         ---------  ---------
Net cash provided by operating activities............... $ 483,166  $  81,453
                                                         ---------  ---------
Investing activities:
  Acquisition of the PolyGram libraries.................       --    (236,201)
  Additions to film costs, net..........................  (568,384)  (477,502)
  Additions to property and equipment...................    (7,422)    (7,274)
  Other investing activities............................    (2,000)    (4,595)
                                                         ---------  ---------
  Net cash used in investing activities.................  (577,806)  (725,572)
                                                         ---------  ---------
Financing activities:
  Net proceeds from issuance of equity securities to
   outside parties......................................   133,384        --
  Net proceeds from issuance of equity securities under
   stock option agreements..............................     3,825        --
  Additions to borrowed funds...........................       --     864,172
  Repayments of borrowed funds..........................    (3,866)  (263,833)
                                                         ---------  ---------
  Net cash provided by financing activities.............   133,343    600,339
                                                         ---------  ---------
Net change in cash and cash equivalents from operating,
 investing and financing activities.....................    38,703    (43,780)
Net decrease in cash due to foreign currency
 fluctuations...........................................      (313)      (604)
                                                         ---------  ---------
Net change in cash and cash equivalents.................    38,390    (44,384)
Cash and cash equivalents at beginning of the period....   152,213     54,839
                                                         ---------  ---------
Cash and cash equivalents at end of the period.......... $ 190,603  $  10,455
                                                         =========  =========


  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                           METRO-GOLDWYN-MAYER INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 2000

Note 1--Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements include the accounts of Metro-Goldwyn-Mayer Inc. ("MGM"), Metro-Goldwyn-Mayer Studios Inc. and its majority owned subsidiaries ("MGM Studios") and Orion Pictures Corporation and its majority owned subsidiaries ("Orion") (collectively, the "Company"). MGM is a Delaware corporation formed on July 10, 1996 specifically to acquire MGM Studios, and is majority owned by an investor group comprised of Tracinda Corporation and a corporation that is principally owned by Tracinda Corporation, and certain current and former executive officers of the Company. The acquisition of MGM Studios by MGM was completed on October 10, 1996, at which time MGM commenced principal operations. The acquisition of Orion was completed on July 10, 1997. The Company completed the acquisition of certain film libraries and film related rights that were previously owned by PolyGram N.V. and its subsidiaries ("PolyGram") on January 7, 1999.

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

  In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 139, which, effective for financial statements for fiscal years beginning after December 15, 2000, rescinds FASB No. 53. The companies that were previously subject to the requirements of SFAS No. 53 shall now follow the guidance in American Institute of Certified Public Accountants Statement of Position ("SOP") 00-2, "Accounting by Producers or Distributors of Films," issued in June 2000. SOP 00-2 establishes new accounting and reporting standards for all producers and distributors that own or hold the rights to distribute or exploit films. SOP 00-2 provides that the cumulative effect of changes in accounting principles caused by its adoption should be included in the determination of net income in conformity with Accounting Principles Board Opinion No. 20, "Accounting Changes." The Company intends to adopt SOP 00-2 beginning January 1, 2001. Based on the Company's estimates at this time, the effect of adopting SOP 00-2 as of January 1, 2001 would result in a one-time, non-cash cumulative effect charge to earnings of approximately $375,000,000 to $400,000,000, primarily to reduce the carrying value of its film inventory. The Company anticipates that the new rules will impact its results of operations for the foreseeable future.

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

Note 2--WHV Contract Settlement

  On March 12, 1999, the Company agreed to accelerate the expiration of the right of Warner Home Video ("WHV") to distribute the Company's product in the home video marketplace under an agreement executed in 1990 (the "WHV Agreement"). In consideration for the early expiration of the WHV Agreement, the Company paid WHV $225,000,000 in 1999. The parties restructured the terms of the WHV Agreement, which functioned as an interim distribution agreement (the "Transitional Video Agreement"), under which WHV distributed certain of the Company's product in the home video marketplace. Additionally, the Company reconveyed to Turner Entertainment Co., Inc. ("Turner"), an affiliate of WHV, the right that the Company had to distribute in the home video markets worldwide until June 2001, 2,950 Turner titles that had been serviced under the WHV Agreement. The Transitional Video Agreement expired on January 31, 2000, at which time the Company commenced distribution of its home video product in the domestic market. The Company contracted with Fox Entertainment Group, Inc. to distribute its home video product internationally beginning on Februrary 1, 2000. The Company recorded a pre-tax contract termination charge in the quarter ended March 31, 1999 of $225,000,000 for costs in connection with the early expiration of WHV's rights under the WHV Agreement.

Note 3--Restructuring and Other Charges

  In June 1999, in association with a change in senior management and a corresponding review of operations, the Company incurred certain restructuring, severance and other costs aggregating $225,173,000, of which $140,002,000 was film-performance related and $85,171,000 reflected severance and other costs, including the estimated costs of withdrawing from the Company's arrangements with United International Pictures ("UIP") on October 31, 2000. During the nine months ended September 30, 2000, the Company utilized $85,119,000 of the film-performance related reserves and paid $6,440,000 of severance and other costs. From June 1999 through September 30, 2000, the Company utilized $129,388,000 and recovered $10,614,000 of the film-performance related reserves, and paid $31,890,000 of severance and other costs.

  In June 2000, the Company reduced previously charged reserves by $5,000,000 due to a negotiated settlement with UIP regarding the Company's withdrawal from the joint venture. Additionally, in June 2000, the Company incurred severance and other related charges of $1,285,000 related to the closure of a foreign sales office.

                           METRO-GOLDWYN-MAYER INC.

Note 4--Film and Television Costs

  Film and television costs, net of amortization, are summarized as follows (in thousands):

                                                      September 30,  December
                                                          2000       31, 1999
                                                      ------------- -----------
   Theatrical productions:
     Released........................................  $ 3,364,808  $ 3,011,248
     Less: accumulated amortization..................   (1,706,485)  (1,277,426)
                                                       -----------  -----------
     Released, net...................................    1,658,323    1,733,822
     Completed not released, net.....................        6,045       28,286
     In process and development, net.................      327,556       88,889
                                                       -----------  -----------
       Subtotal: theatrical productions..............    1,991,924    1,850,997
                                                       -----------  -----------
   Television programming............................      779,032      697,515
   Less: accumulated amortization....................     (471,651)    (384,054)
                                                       -----------  -----------
       Subtotal: television programming..............      307,381      313,461
                                                       -----------  -----------
                                                       $ 2,299,305  $ 2,164,458
                                                       ===========  ===========

  Interest costs capitalized to theatrical productions were $4,300,000 and $7,276,000 during the quarter and nine months ended September 30, 2000, and $5,699,000 and $15,637,000 during the quarter and nine months ended September 30, 1999, respectively.

Note 5--Bank and Other Debt

  Bank and other debt is summarized as follows (in thousands):

                                                    September 30, December 31,
                                                        2000          1999
                                                    ------------- ------------
   Term Loans......................................   $700,000      $700,000
   Capitalized lease obligations and other
    borrowings.....................................     12,976        19,438
                                                      --------      --------
                                                      $712,976      $719,438
                                                      ========      ========

  On October 15, 1997, the Company entered into an amended and restated credit facility with a syndicate of banks aggregating $1.3 billion (the "Amended Credit Facility") consisting of a six year $600,000,000 revolving credit facility (the "Revolving Facility"), a $400,000,000 seven and one-half year term loan ("Tranche A Loan") and a $300,000,000 eight and one-half year term loan ("Tranche B Loan") (collectively, the "Term Loans"). The Amended Credit Facility was subsequently amended and restated on July 21, 2000, with less restrictive operating and financial covenants. The Amended Credit Facility contains provisions allowing, with the consent of the requisite lenders and subject to syndication thereof, for an additional $200,000,000 tranche, raising the potential amount of Amended Credit Facility to $1.5 billion. The Revolving Facility and the Tranche A Loan bear interest at 2.50 percent over the Adjusted LIBOR rate, as defined (9.19 percent at September 30, 2000). The Tranche B Loan bears interest at 2.75 percent over the Adjusted LIBOR rate (9.44 percent at September 30, 2000). Scheduled amortization of the Term Loans under the Amended Credit Facility commences with $33,000,000 in 2001, $73,000,000 in 2002, $103,000,000 in 2003, $103,000,000 in 2004 and
$103,000,000 in 2005, with the remaining balance due at maturity. There were no amounts outstanding under the Revolving Facility at September 30, 2000 and December 31, 1999. The Revolving Facility matures in October 2003, subject to extension under certain conditions.

                           METRO-GOLDWYN-MAYER INC.

  The Company has entered into three year fixed interest rate swap contracts in relation to a portion of the Amended Credit Facility for a notional value of $800,000,000 at an average rate of approximately 8.1 percent, which expire in various terms no later than December 2001.

  The Company's borrowings under the Amended Credit Facility are secured by substantially all the assets of the Company. The Amended Credit Facility contains various covenants including limitations on dividends, capital expenditures and indebtedness, and the maintenance of certain financial ratios. As of September 30, 2000, the Company was in compliance with all applicable covenants.

  Lease and other borrowings. Capitalized lease and other borrowings relate principally to contractual liabilities and computer equipment financing at interest rates ranging from approximately nine to ten percent.

Note 6--Stockholders' Equity

  On May 26, 2000, pursuant to a Form S-3 shelf registration statement (the "Shelf Registration Statement") filed with the Securities and Exchange Commission, the Company completed the sale of 4,890,000 shares of its common stock at $25 per share to various third party investors for aggregate net proceeds of $121,539,000. On August 15, 2000, the Company, pursuant to the Shelf Registration Statement, issued an additional 473,800 shares of its common stock at $25 per share to third party investors for aggregate net proceeds of $11,845,000. The proceeds will be used for general corporate purposes, and have been invested in short-term instruments as of September 30, 2000.

  Common stock equivalents representing 994,615 shares are not included in the calculation of diluted earnings per share in the nine months ended September 30, 1999 because they are antidilutive.

Note 7--Related Party Transactions

  Pursuant to an exclusive open-ended royalty-free license granted by a predecessor-in-interest of the Company in 1980 and subsequently amended in 1992 and 1998, MGM Grand, Inc. (now know as MGM MIRAGE) has the right to use certain trademarks that include the letters "MGM" in its hotel, resort hotel and/or gaming businesses and other businesses that are not related to filmed entertainment. In June 2000, in consideration of the payment to the Company of an annual royalty of $1,000,000, such license was further amended to permit MGM Grand, Inc. to use the letters "MGM" combined with the name "Mirage" in the same manner and to the same extent that it was permitted theretofore to use the name "MGM Grand."

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

                           METRO-GOLDWYN-MAYER INC.

  Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

                                         Feature   Television
                                          Films     Program    Other   Total
                                        ---------  ---------- ------- --------
   Quarter Ended September 30:
   2000:
   Revenues............................ $ 273,815   $ 35,686  $ 5,880 $315,381
   Segment income...................... $  65,403   $    173  $   591 $ 66,167


   1999:
   Revenues............................ $ 205,758   $ 86,183  $ 7,369 $299,310
   Segment income...................... $  33,766   $ 20,786  $ 2,309 $ 56,861


   Nine Months Ended September 30:
   2000:
   Revenues............................ $ 813,391   $109,414  $32,728 $955,533
   Segment income...................... $ 142,569   $  1,019  $16,305 $159,893


   1999:
   Revenues............................ $ 553,766   $179,201  $37,260 $770,227
   Segment income (loss)............... $(143,507)  $ 28,839  $15,676 $(98,992)

  The following is a reconciliation of the change in reportable segment assets:

                                          December 31,  Increase  September 30,
                                              1999     (Decrease)     2000
                                          ------------ ---------- -------------
   Feature films.........................  $2,255,693   $127,436   $2,383,129
   Television programs...................     423,204    (28,076)     395,128
   Other.................................      18,104     (1,919)      16,185
                                           ----------   --------   ----------
     Total reportable segment assets.....  $2,697,001   $ 97,441   $2,794,442
                                           ==========   ========   ==========

  The following table presents the details of other operating segment income
(loss):

                                                  Nine Months
                               Quarter Ended    Ended September
                               September 30,          30,
                              ----------------  ----------------
                               2000     1999     2000     1999
                              -------  -------  -------  -------
   Licensing and
    merchandising............ $ 1,626  $ 1,434  $ 5,311  $ 3,476
   Interactive media.........     194      668    9,195     (399)
   Music.....................     556      610    3,304    4,328
   Profit (losses) on equity
    investments..............     483   (1,479)   1,086   (6,417)
   Other.....................  (2,268)   1,076   (2,591)  14,688
                              -------  -------  -------  -------
     Total other operating
      segment income......... $   591  $ 2,309  $16,305  $15,676
                              =======  =======  =======  =======

                           METRO-GOLDWYN-MAYER INC.

  The following is a reconciliation of reportable segment income (loss) to income (loss) from operations before provision for income taxes:

                                        Quarter Ended     Nine Months Ended
                                        September 30,       September 30,
                                      ------------------  -------------------
                                        2000      1999      2000      1999
                                      --------  --------  --------  ---------
   Segment income (loss)............. $ 66,167  $ 56,861  $159,893  $ (98,992)
   General and administrative
    expenses.........................  (25,815)  (18,800)  (77,802)   (67,928)
   Severance and related (costs)
    recoveries.......................      --        --      3,715    (76,158)
   Contract termination fee..........      --        --        --    (225,000)
   Goodwill amortization.............   (3,683)   (3,683)  (11,051)   (11,170)
                                      --------  --------  --------  ---------
     Operating income (loss).........   36,669    34,378    74,755   (479,248)
   Interest expense, net of amounts
    capitalized......................  (12,583)  (22,807)  (42,198)   (64,045)
   Interest and other income, net....    4,764       827    14,864      3,345
                                      --------  --------  --------  ---------
     Income (loss) from operations
      before
      provision for income taxes..... $ 28,850  $ 12,398  $ 47,421  $(539,948)
                                      ========  ========  ========  =========

  The following is a reconciliation of reportable segment assets to consolidated total assets:

                                                      September 30, December 31,
                                                          2000          1999
                                                      ------------- ------------
   Total assets for reportable segments..............  $2,794,442    $2,697,001
   Goodwill not allocated to segments................     535,123       546,173
   Cash and other unallocated amounts................     233,484       181,187
                                                       ----------    ----------
     Consolidated total assets.......................  $3,563,049    $3,424,361
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

Note 10--Supplementary Cash Flow Information

  The Company paid interest, net of capitalized interest, of $35,466,000 and $51,364,000 during the nine months ended September 30, 2000 and 1999, respectively. The Company paid income taxes of $9,421,000 and $9,304,000 during the nine months ended September 30, 2000 and 1999, respectively.

  During the nine months ended September 30, 2000, the Company issued to its employees a stock grant of 47,300 shares of common stock valued at $2,154,000. During the nine months ended September 30, 1999, the Company issued to its employees a stock grant of 42,300 shares of common stock valued at $1,235,000.

  Net cash used by operating activities for the nine months ended September 30, 1999 reflects a $225,000,000 payment to WHV representing the consideration paid by the Company for the early expiration of the WHV Agreement (see Note
2).

Note 11--Subsequent Event

  Subsequent to September 30, 2000, in conjunction with certain investment transactions, the Company incurred a loss on disposal of approximately $4,000,000, resulting primarily from the impact of fluctuations in foreign currency exchange rates.

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

  In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 139, which, effective for financial statements for fiscal years beginning after December 15, 2000, rescinds Statement of Financial Accounting Standards No. 53. The companies that were previously subject to the requirements of Statement of Financial Accounting Standards No. 53 shall now follow the guidance in American Institute of Certified Public Accountants Statement of Position 00-2, "Accounting by Producers or Distributors of Films," issued in June 2000. Statement of Position 00-2 establishes new accounting and reporting standards for all producers and distributors that own or hold the rights to distribute or exploit films. Statement of Position 00-2 provides that the cumulative effect of changes in accounting principles caused by its adoption should be included in the determination of net income in conformity with Accounting Principles Board Opinion No. 20, "Accounting Changes." We intend to adopt the statement of position beginning January 1, 2001. Based on our estimates at this time, the effect of adopting Statement of Position 00-2 as of January 1, 2001 would result in a one-time, non-cash cumulative effect charge to earnings of approximately $375 million to $400 million, primarily to reduce the carrying value of our film inventory. We anticipate that the new rules will impact our results of operations for the foreseeable future.

  In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The SAB provides guidance on the recognition, presentation and disclosure of revenue in financial statements, including certain criteria for gross versus net recording of sales transactions. SAB No. 101 allows any required changes to be recorded in accordance with

Accounting Principles Board Opinion No. 20, "Accounting Changes." This SAB is required to be implemented by us in the quarter ended December 31, 2000, with retroactive application to January 1, 2000. We have not determined the effect of this new guidance on the financial statements.

Results of Operations

 Periods Ended September 30, 2000 Compared to Periods Ended September 30, 1999

  The following table sets forth our operating results for the quarters and nine months ended September 30, 2000 and 1999. As stated in the financial statements and related notes thereto, in the quarter ended June 30, 1999 we incurred certain restructuring and other charges aggregating $225.2 million related to changes in senior management, a corresponding review of our operations and film projects in various stages of development and production, and other related costs. In the quarter ended September 30, 1999, due to the strong performance of certain of the films in release in that period, we recovered $18.8 million of feature film write-downs previously charged in the quarter ended June 30, 1999. Additionally, in March 1999 we accelerated the expiration of the Warner Home Video agreement, which resulted in a $225.0 million charge included in operating results for the nine months ended September 30, 1999. The net operating results in the 2000 periods, therefore, are not comparable to the operating results in the 1999 periods.

                                        Quarter Ended     Nine Months Ended
                                        September 30,       September 30,
                                      ------------------  -------------------
                                        2000      1999      2000      1999
                                      --------  --------  --------  ---------
                                           (in thousands) (unaudited)
Revenues:
  Feature films...................... $273,815  $205,758  $813,391  $ 553,766
  Television programs................   35,686    86,183   109,414    179,201
  Other..............................    5,880     7,369    32,728     37,260
                                      --------  --------  --------  ---------
    Total revenues...................  315,381   299,310   955,533    770,227
                                      --------  --------  --------  ---------
Operating income (loss):
  Feature films......................   65,403    33,766   142,569   (143,507)
  Television programs................      173    20,786     1,019     28,839
  Other..............................      591     2,309    16,305     15,676
  General and administration
   expenses..........................  (25,815)  (18,800)  (77,802)   (67,928)
  Severance and related (costs)
   recoveries........................      --        --      3,715    (76,158)
  Contract termination fee...........      --        --        --    (225,000)
  Goodwill amortization..............   (3,683)   (3,683)  (11,051)   (11,170)
                                      --------  --------  --------  ---------
Operating income (loss)..............   36,669    34,378    74,755   (479,248)
Interest expense, net of amounts
 capitalized.........................  (12,583)  (22,807)  (42,198)   (64,045)
Interest and other income............    4,764       827    14,864      3,345
                                      --------  --------  --------  ---------
Income (loss) before provision for
 income taxes........................   28,850    12,398    47,421   (539,948)
Income tax provision.................   (1,735)   (2,054)   (8,797)    (6,136)
                                      --------  --------  --------  ---------
    Net income (loss)................ $ 27,115  $ 10,344  $ 38,624  $(546,084)
                                      ========  ========  ========  =========

 Quarter Ended September 30, 2000 Compared to Quarter Ended September 30, 1999

  Feature Films. Feature film revenues increased by $68.1 million, or 33 percent, to $273.8 million in the quarter ended September 30, 2000 (the "2000 Quarter") compared to the quarter ended September 30, 1999 (the "1999 Quarter").

  Worldwide theatrical revenues decreased by $43.2 million, or 65 percent, to $23.5 million in the 2000 Quarter, primarily due to the performance of the releases in the 2000 Quarter compared to those in the 1999 Quarter. In the 2000 Quarter, we released Autumn in New York in the domestic theatrical marketplace, as well as the release on a more limited basis of Crime and Punishment in Suburbia, The Fantasticks and This Is Spinal Tap, as compared to significantly higher revenues earned by the release in the 1999 Quarter of The Thomas Crown Affair, Stigmata and One Man's Hero. There were no new international theatrical releases in the 2000 Quarter as compared to three new international releases in the 1999 Quarter.

  Worldwide home video revenues increased by $66.7 million, or 111 percent, to $126.8 million in the 2000 Quarter. In the 2000 Quarter, home video revenues reflected the continuing successful worldwide performance of The World Is Not Enough, The Thomas Crown Affair and Stigmata, as well as the domestic home video release of Supernova and new library sales promotions. In the 1999 Quarter, our domestic home video releases included The Mod Squad, which generated lower revenues than the releases in the 2000 Quarter, and in international home video markets included the release of Ronin and Species 2. The continued growth in the digital video disc ("DVD") market also contributed to the increase in home video revenues. DVD sales increased to $48.7 million in the 2000 Quarter from $11.4 million in the 1999 Quarter.

  Worldwide pay television revenues from feature films increased by $13.9 million, or 33 percent, to $56.0 million in the 2000 Quarter, principally due to the delivery to domestic pay television of The Thomas Crown Affair and Stigmata, which generated significant license fees in the 2000 Quarter, as well as increased revenue from our recently amended licensing agreement with Showtime Networks Inc. In the 1999 Quarter, we delivered Ronin and Disturbing Behavior to domestic pay television, which generated lower license fees than the films in the 2000 Quarter. Network television revenues from feature films increased by $19.0 million, or 645 percent, to $22.0 million in the 2000 Quarter as we delivered Tomorrow Never Dies to network television, as compared to the delivery in the 1999 Quarter of Larger Than Life for a much lower license fee. Worldwide syndicated television revenues from feature films increased by $14.2 million, or 49 percent, to $43.3 million in the 2000 Quarter, principally due to the domestic basic cable sale of Red Corner, as well as increased library sales in international markets.

  Other feature film revenues decreased by $2.6 million, or 53 percent, to $2.3 million in the 2000 Quarter due to lower third party royalty income collected in the period.

  Operating income from feature films increased by $31.6 million, or 94 percent, to $65.4 million in the 2000 Quarter, principally reflecting the increase in revenues discussed above as well as reduced third party distribution fees.

  Television Programming. Television programming revenues decreased by $50.5 million, or 59 percent, to $35.7 million in the 2000 Quarter. Worldwide pay television revenues decreased by $1.5 million, or 26 percent, to $4.3 million in the 2000 Quarter, as we had only one series, Stargate SG-1, in broadcast on domestic pay television as compared to two series, Stargate SG-1 and The Outer Limits, in the 1999 Quarter. Additionally, in the 1999 Quarter we recognized $8.2 million in consideration regarding the termination of certain domestic pay television contractual commitments. There were no such transactions in the 2000 Quarter.

  Worldwide syndicated television programming revenues decreased by $43.2 million, or 62 percent, to $26.7 million in the 2000 Quarter, primarily due to lower basic cable sales than in the 1999 Quarter, which included significant new sales to basic cable for the series The Outer Limits, Poltergeist: The Legacy and In the Heat of the Night. Worldwide home video revenues with respect to television programming increased by $2.2 million, or 108 percent, to $4.2 million in the 2000 Quarter, primarily due to increased Stargate SG-1 sales.

  Operating income from television programming decreased by $20.6 million, or 99 percent, to $0.2 million in the 2000 Quarter, which reflected the decrease in revenues discussed above.

  Other. Other revenues included distribution of consumer products, interactive media and branded programming services, as well as music soundtrack and royalty income and third party audit recoveries. Operating profit from other businesses decreased by $1.7 million, or 74 percent, to $0.6 million in the 2000 Quarter as compared to the 1999 Quarter. Operating results in the 2000 Quarter included consumer products revenue of $3.1 million and music soundtrack and royalty revenue of $1.1 million, as compared to consumer products revenue of $3.3 million and music soundtrack and royalty revenue of $1.2 million in the 1999 Quarter. Interactive media revenues were $0.4 million in the 2000 Quarter as compared to $1.9 million in the 1999 Quarter, which included fees collected for the right to develop a new James Bond series interactive game. There were no new releases of interactive games in the 2000 Quarter. Additionally, operating results in the 2000 Quarter include the receipt of $1.3 million in third party audit recoveries and other miscellaneous income as compared to recoveries of $1.0 million in the 1999 Quarter.

  Expenses for other businesses included interactive product costs of $0.1 million in the 2000 Quarter as compared to $1.1 million of development costs in the 1999 Quarter. Consumer products cost of sales were $1.0 million in the 2000 Quarter as compared to $1.3 million in the 1999 Quarter. In addition, operating expenses for other businesses in the 1999 Quarter included aggregate start-up losses of $1.5 million on our equity investments, including our interest in the cable programming joint venture, MGM Networks Latin America. There were no comparable losses in the 2000 Quarter. Other expenses aggregated $4.7 million in the 2000 Quarter and $1.2 million in the 1999 Quarter. Other expenses in the 2000 Quarter reflected costs to develop our new website and increased foreign currency transaction losses, as well as distribution expenses related to branded programming services.

  General and Administration Expenses. General and administration expenses increased by $7.0 million, or 37 percent, to $25.8 million in the 2000 Quarter, primarily due to a new employee incentive plan implemented in 2000 and lower legal recoveries collected than in the 1999 Quarter.

  Interest Expense, Net of Amounts Capitalized. Net interest expense decreased by $10.2 million, or 45 percent, to $12.6 million in the 2000 Quarter due to debt repayment associated with proceeds received in November 1999 from our rights offering, as well as proceeds from new issuances of our common stock in 2000.

  Interest and Other Income. Interest and other income increased by $3.9 million, or 476 percent, to $4.8 million in the 2000 Quarter due to interest income earned on our short-term investments, which have increased from retained proceeds from our May 2000 and August 2000 issuances of our common stock.

  Income Tax Provision. The provision for income taxes decreased by $0.3 million, or 16 percent, to $1.7 million in the 2000 Quarter due to foreign tax refunds collected in the period, partially offset by increased foreign remittance taxes attributable to increased international distribution revenues.

 Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

  Feature Films. Feature film revenues increased by $259.6 million, or 47 percent, to $813.4 million in the nine months ended September 30, 2000 (the "2000 Period") compared to the nine months ended September 30, 1999 (the "1999 Period").

  Worldwide theatrical revenues increased by $16.6 million, or 14 percent, to $133.2 million in the 2000 Period primarily due to the significant worldwide theatrical revenues earned by The World Is Not Enough, which was initially released in November 1999, and by the new film releases Return to Me and Autumn in New York. In the 1999 Period, significant releases included The Thomas Crown Affair and Stigmata. Overall, in the 2000 Period, we released seven new feature films domestically, three of which were released on a limited distribution basis, and two new films internationally. In the 1999 Period, we released eight new films domestically, two of which were released on a limited distribution basis, and four new films internationally.

  Worldwide home video revenues increased by $194.0 million, or 85 percent, to $421.4 million in the 2000 Period. In the 2000 Period, our home video releases included the successful releases of The World Is Not Enough, which generated revenues in excess of $85.0 million in the period, The Thomas Crown Affair, Stigmata and Supernova, as well as various library promotions. In the 1999 Period, lower revenues were earned by the release in home video markets of Ronin, At First Sight, The Mod Squad and Disturbing Behavior. The continued growth in the DVD market also contributed to the increase in home video revenues. DVD sales increased to $158.1 million in the 2000 Period, which included the release of The World Is Not Enough, from $37.0 million in the 1999 Period.

  Worldwide pay television revenues from feature films increased by $24.1 million, or 26 percent, to $117.2 million in the 2000 Period. Domestic pay television revenues in the 2000 Period included the deliveries of The Thomas Crown Affair, Stigmata, The Mod Squad, The Rage: Carrie 2 and Tea With Mussolini, as well as increased license fees from our recently amended agreement with Showtime Networks Inc. and international pay television revenues from The Man in the Iron Mask, Ronin and Species 2. In the 1999 Period, domestic pay television revenues included deliveries of Ronin, Disturbing Behavior, The Man in the Iron Mask, Species 2 and Dirty Work. Network television revenues from feature films increased by $11.9 million, or 117 percent, in the 2000 Period due to the delivery of Tomorrow Never Dies to network television as compared to the deliveries of Fled, Mulholland Falls, Kingpin and Larger Than Life in the 1999 Period. Worldwide syndicated television revenues from feature films increased by $6.6 million, or 7 percent, to $105.8 million in the 2000 Period, principally due to the domestic basic cable sale of Red Corner.

  Other feature film revenues increased by $6.4 million, or 88 percent, to $13.6 million in the 2000 Period due to higher third party royalty and miscellaneous income collected in the period.

  We realized operating income from feature films of $142.6 million in the 2000 Period as compared to an operating loss of $143.5 million in the 1999 Period. Operating results in the 2000 Period reflected the increase in revenues discussed above, which included profits earned from the significant worldwide theatrical and home video receipts generated by The World Is Not Enough and the home video releases of The Thomas Crown Affair and Stigmata. Additionally, we had insignificant feature film write-downs in the 2000 Period. Operating results in the 1999 Period reflected feature film write-downs and an additional reserve for charges regarding a re-evaluation of several film projects in various stages of development and production, which resulted in aggregate film-related charges of $170.7 million.

  Television Programming. Television programming revenues decreased by $69.8 million, or 39 percent, to $109.4 million in the 2000 Period. Network television revenues decreased by $8.7 million, or 100 percent, as we had no new series airing on network television in the 2000 Period as compared to The Magnificent Seven and the delivery of one television movie in the 1999 Period. Worldwide pay television revenues decreased by $2.8 million, or 15 percent, to $15.9 million in the 2000 Period due to fewer television movies delivered in the 2000 Period than in 1999. Additionally, television programming revenues decreased by another $8.4 million in the 2000 Period due to consideration we received in the 1999 Period regarding the termination of certain domestic pay television contractual commitments. There were no such transactions in the 2000 Period.

  Worldwide syndicated television programming revenues decreased by $54.8 million, or 41 percent, to $78.6 million in the 2000 Period, primarily due to fewer original episodes in syndication in the 2000 Period as well as lower domestic basic cable sales. In the 1999 Period, significant new sales to basic cable were realized for the series The Outer Limits, Poltergeist: The Legacy and In the Heat of the Night. There were no comparable licenses of library programming in the 2000 Period. Worldwide home video revenues with respect to television programming increased by $4.4 million, or 47 percent, to $13.9 million in the 2000 Period, primarily due to the release of the animated video Tom Sawyer and increased Stargate SG-1 sales.

  Operating income from television programming decreased by $27.8 million, or 96 percent, to $1.0 million in the 2000 Period, reflecting the decrease in revenues discussed above.

  Other. Other revenues included distribution of consumer products, interactive media and branded programming services, as well as music soundtrack and royalty income and third party audit recoveries. Operating profit from other businesses increased by $0.6 million, or 4 percent, to $16.3 million in the 2000 Period. Operating results in the 2000 Period included consumer products revenue of $9.5 million and music soundtrack and royalty revenue of $5.2 million, as compared to consumer products revenue of $7.9 million and music soundtrack and royalty revenue of $6.2 million in the 1999 Period. Interactive media revenues were $12.7 million in the 2000 Period, which included revenues realized from the successful release of the interactive game version of Tomorrow Never Dies. In the 1999 Period, interactive media revenues aggregated $6.4 million, which included fees collected for the rights to develop James Bond interactive games. Additionally, operating results in the 2000 Period include the receipt of $5.2 million in third party audit recoveries and other miscellaneous income as compared to higher audit recoveries of $16.7 million in the 1999 Period.

  Expenses for other businesses in the 2000 Period included interactive product costs of $3.3 million, principally related to the release of the interactive game version of Tomorrow Never Dies, as compared to $6.4 million of development costs in the 1999 Period. Consumer products cost of sales were $2.6 million in the 2000 Period and $2.4 million in the 1999 Period. In addition, we realized profits of $1.1 million from our equity investments in the 2000 Period. Operating expenses in the 1999 Period included aggregate start-up losses of $6.4 million on our equity investments, including our interest in the cable programming joint venture, MGM Networks Latin America. Other expenses aggregated $11.6 million in the 2000 Period and $6.4 million in the 1999 Period. The increase in other expenses in the 2000 Period reflected costs to develop our new website and increased foreign currency transaction losses, as well as distribution expenses related to branded programming services.

  General and Administration Expenses. General and administration expenses increased by $9.9 million, or 15 percent, to $77.8 million in the 2000 Period, primarily due to a new employee incentive plan implemented in the current year, an increase in an employee stock grant and reduced legal recoveries collected than in the 1999 Period, partially offset by cost savings associated with a company-wide restructuring in June 1999.

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

  Interest Expense, Net of Amounts Capitalized. Net interest expense decreased by $21.8 million, or 34 percent, to $42.2 million in the 2000 Period due to debt repayment associated with proceeds received in November 1999 from our 1999 rights offering, as well as proceeds from new issuances of our common stock in 2000.

  Interest and Other Income. Interest and other income increased by $11.5 million, or 344 percent, to $14.9 million in the 2000 Period due to interest income earned on our short-term investments, which have increased from retained proceeds from the May and August 2000 issuances of our common stock.

  Income Tax Provision. The provision for income taxes increased by $2.7 million, or 43 percent, to $8.8 million in the 2000 Period due to foreign remittance taxes attributable to increased international distribution revenues.

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

  The following table sets forth EBITDA for the quarters and nine months ended September 30, 2000 and 1999:

                                        Quarter Ended     Nine Months Ended
                                        September 30,       September 30,
                                      ------------------  -------------------
                                        2000      1999      2000      1999
                                      --------  --------  --------  ---------
                                           (in thousands) (unaudited)
Revenues:
  Feature films...................... $273,815  $205,758  $813,391  $ 553,766
  Television programs................   35,686    86,183   109,414    179,201
  Other..............................    5,880     7,369    32,728     37,260
                                      --------  --------  --------  ---------
    Total revenues...................  315,381   299,310   955,533    770,227
                                      --------  --------  --------  ---------
EBITDA:
  Feature films......................   65,403    33,766   142,569   (143,507)
  Television programs................      173    20,786     1,019     28,839
  Other..............................      591     2,309    16,305     15,676
  General and administration
   expenses..........................  (22,331)  (16,673)  (68,904)   (61,496)
  Severance and related (costs)
   recoveries........................      --        --      3,715    (76,158)
  Contract termination fee...........      --        --        --    (225,000)
                                      --------  --------  --------  ---------
    EBITDA...........................   43,836    40,188    94,704   (461,646)
Depreciation and non-film
 amortization........................   (7,167)   (5,810)  (19,949)   (17,602)
                                      --------  --------  --------  ---------
Operating income (loss)..............   36,669    34,378    74,755   (479,248)
Interest expense, net of amounts
 capitalized.........................  (12,583)  (22,807)  (42,198)   (64,045)
Interest and other income............    4,764       827    14,864      3,345
                                      --------  --------  --------  ---------
Income (loss) before provision for
 income taxes........................   28,850    12,398    47,421   (539,948)
Income tax provision.................   (1,735)   (2,054)   (8,797)    (6,136)
                                      --------  --------  --------  ---------
    Net income (loss)................ $ 27,115  $ 10,344  $ 38,624  $(546,084)
                                      ========  ========  ========  =========

Liquidity and Capital Resources

  General. Our operations are capital intensive. In recent years we have funded our operations primarily from (i) the sale of equity securities, (ii) bank borrowings and (iii) internally generated funds. During the 2000 Period, the net cash provided by operating activities was $483.2 million; net cash used in investing activities (primarily additions to film and television costs) was $577.8 million; and net cash provided by financing activities (primarily sale of equity securities) was $133.3 million.

  Sales of Equity Securities. Sales of equity securities included proceeds from our initial public offering and Tracinda Corporation's concurrent purchase of our common stock, which were completed in November 1997, our 1998 rights offering, which was completed in November 1998, and our 1999 rights offering, which was completed in November 1999.

  Additionally, pursuant to a Form S-3 shelf registration statement filed with the Securities and Exchange Commission, on May 26, 2000 we completed the sale of 4,890,000 shares of our common stock at $25 per share to various third party investors for aggregate net proceeds of $121.5 million. On August 15, 2000 we completed the sale of another 473,800 shares of our common stock at $25 per share to various third party investors for aggregate net proceeds of $11.8 million. The proceeds will be used for general corporate purposes, and have been invested in short-term instruments as of September 30, 2000.

  Bank Borrowings. We have a $1.3 billion syndicated credit facility consisting of (i) a six year $600.0 million revolving credit facility, (ii) a $400.0 million seven and one-half year term loan and (iii) a $300.0 million eight and one-half year term loan. We used a portion of the proceeds from our 1999 rights offering to repay all amounts then outstanding under the revolving facility. As of November 1, 2000, $600.0 million was available under our credit facility, which also contains provisions allowing, under certain circumstances, for an additional $200.0 million tranche.

  Currently, the revolving facility and the $400.0 million term loan bear interest at 2.50 percent over the Adjusted LIBOR rate, as defined therein (9.12 percent at November 1, 2000), and the $300.0 million term loan bears interest at 2.75 percent over the Adjusted LIBOR rate (9.37 percent at November 1, 2000). We have entered into three-year fixed interest rate swap contracts in relation to a portion of our credit facility for a notional value of $800.0 million at an average rate of approximately 8.1 percent, which expire at various times no later than December 2001. Scheduled amortization of the term loans under our credit facility commences with $33.0 million in 2001, $73.0 million in 2002, $103.0 million in 2003, $103.0 million in 2004, and
$103.0 million in 2005, with the remaining balance due at maturity. The revolving facility was entered into in October 1997 and matures in October 2003, subject to extension under certain conditions.

  Our credit facility contains various covenants, including limitations on indebtedness, dividends and capital expenditures, and maintenance of certain financial ratios. Our credit facility was amended and restated on July 21, 2000, with less restrictive operating and financial covenants. As of September 30, 2000, we were in compliance with all applicable covenants. There can be no assurances that we will remain in compliance with such covenants or other conditions under our credit facility in the future. We anticipate substantial continued borrowing under our credit facility.

  Cash Provided by Operating Activities. In the 2000 Period, cash provided by operating activities was $483.2 million compared to cash provided by operating activities of $81.5 million in the 1999 Period. The 1999 Period included a $225.0 million payment to Warner Home Video in consideration for the early expiration of the Warner Home Video agreement.

  Cash Used in Investing Activities. In the 2000 Period, cash used in investing activities was $577.8 million, which included $568.4 million expended for film and television costs and other investing activities of $9.4 million. In the 1999 Period, cash used in investing activities was $725.6 million, which included the acquisition of the PolyGram N.V. libraries, containing over 1,300 feature films, for $235.0 million, plus acquisition related costs of approximately $1.2 million, and film and television costs of $477.5 million, as well as other investing activities of $11.9 million.

  Cash Provided by Financing Activities. In the 2000 Period, cash provided by financing activities was $133.3 million, which included $133.4 million in net proceeds from the sale of our common stock and $3.8 million for the exercise of stock options, partially offset by repayment of borrowed funds of $3.9 million. In the 1999 Period, cash provided by financing activities was $600.3 million, consisting primarily of bank borrowings.

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

  We are obligated to fund 50 percent of the expenses of MGM Networks Latin America up to a maximum of approximately $24.0 million. We have funded approximately $20.5 million under such obligation as of September 30, 2000, and expect to fund an additional $0.5 million in the remainder of 2000.

  As a result of the change in senior management, we did not commence production as anticipated under our business plan. Therefore, we released a reduced number of major films in the first nine months of 2000, which may adversely impact cash flows and results of operations at least through 2001. However, as opportunities arise, we will pursue the purchase of feature films from third parties that may be released during this period.

  We believe that the remaining proceeds from our 1999 rights offering as well as the proceeds from the sale of our common stock in May and August 2000, together with amounts available under the revolving facility and cash flow from operations, will be adequate for us to conduct our operations in accordance with our business plan for at least the next twelve months. This belief is based in part on the assumption that our future releases will perform as planned. In addition to the foregoing sources of liquidity, we are currently considering various film financing alternatives.

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

  The following table provides information about our interest rate swaps at September 30, 2000:

                                     Amounts scheduled
                                     for maturity for
                                      the year ending
                                       December 31,
                                     ------------------  Estimated fair value at
                                       2000      2001      September 30, 2000
                                     --------  --------  -----------------------
Interest Rate Swaps
Variable to fixed:
  Notional value (in thousands)..... $225,000  $575,000          $9,272
  Average pay rate..................    6.127%    5.237%
  Average receive rate..............    6.777%    6.532%

  Because approximately 25 percent of our revenues are denominated, and we incur certain operating and production costs in foreign currencies, we are subject to market risks resulting from fluctuations in foreign currency exchange rates. In certain instances, we enter into foreign currency exchange contracts in order to reduce exposure to changes in foreign currency exchange rates that affect the value of our firm commitments and certain anticipated foreign currency cash flows. We currently intend to continue to enter into such contracts to hedge against future material foreign currency exchange rate risks. We had no foreign currency exchange contracts outstanding at September 30, 2000.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

  On January 26, 2000, American International Specialty Lines Insurance Company, or AISLIC, one of our insurers, filed an action entitled American International Specialty Lines Insurance Company v. Metro-Goldwyn-Mayer Inc., Danjaq, LLC et al. in Los Angeles Superior Court (Case No. BC 223707) seeking to rescind our primary errors and omissions policy for a recent three-year coverage period. AISLIC alternatively seeks a declaration that no coverage exists under the policy for certain claims tendered to AISLIC pursuant to the policy. AISLIC alleges that information pertinent to certain claims tendered by us to AISLIC was omitted from our application for insurance.

  On April 10, 2000, MGM filed a cross-complaint against AISLIC, and its parent corporation, American International Group, Inc., for breach of the duty of good faith and fair dealing and breach of contract. AISLIC subsequently cross-complained for breach of contract and fraud. Danjaq also has filed a cross-complaint against AISLIC and AIG. The parties are currently engaged in discovery and no trial date has been set.

  On July 14, 2000, another of MGM's insurers, Fireman's Fund, filed suit against AISLIC and AIG for equitable contribution, equitable indemnity and subrogation, and against MGM for reimbursement, allocation and declaratory relief, arising from the same circumstances as the AISLIC v. MGM suit. On September 27, 2000, the Court issued an order deeming Fireman's Fund Insurance Co. v. AIG, et al. (Case No. BC 233429) related to AISLIC v. MGM, with both matters to be handled by the same judge.

  On October 9, 2000, MGM Studios was served with the complaint in Citizens for Fair Treatment v. Time Warner Entertainment, et al. (Case No. 063137), an industry-wide action brought by a public interest organization, which claims that the seven major studios and New Line Cinema have violated California laws prohibiting deceptive, unfair and unlawful business practices by allegedly marketing R-rated films to children under 17 years of age. The basis for the complaint is the findings of the Federal Trade Commission's September 2000 report concerning studio marketing practices. The complaint seeks restitution and disgorgement of all monies attributable to the alleged wrong-doing, as well as an injunction restraining and enjoining defendants from targeting and marketing R-rated films to children under 17. We deny the material allegations of the complaint, and we will defend ourselves vigorously against plaintiffs' claims.

  Reference is made to our 1999 Form 10-K and Form 10-Q for the quarter ended March 31, 2000 for a description of other pending legal proceedings involving MGM.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

 Exhibit
 Number
 -------
 10.1    Second Amended and Restated Credit Agreement, dated as of July 21,
         2000, among MGM Studios, Orion, Bank of America, N.A., as Agent, certain lenders and certain L/C issuers*

 10.2    Employment Agreement of Jay Rakow dated as of August 7, 2000

 10.3    Addendum to Employment Agreement of Jay Rakow dated as of August 7,
         2000

 10.4    Employment Agreement of Michael R. Gleason dated as of August 22, 2000

 10.5    Indemnification Agreement dated as of August 2, 2000--Jay Rakow

 10.6    Indemnification Agreement dated as of September 7, 2000--Priscilla
         Presley

 27      Financial Data Schedule

--------
*Filed without Schedules

  (b) Reports on Form 8-K

  None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          METRO-GOLDWYN-MAYER INC.

November 13, 2000

                                                 /s/ Alex Yemenidjian
                                          By:__________________________________
                                                     Alex Yemenidjian
                                            Chairman of the Board of Directors
                                                and Chief Executive Officer

                                                 /s/ Daniel J. Taylor
                                          By:__________________________________
                                                     Daniel J. Taylor
                                              Senior Executive Vice President
                                                and Chief Financial Officer