Form 10-K405
period 2000-12-31
METRO-GOLDWYN-MAYER INC
filed 2001-02-16
CIK 1026816

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

                  For the fiscal year ended December 31, 2000

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

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the Registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock (based on the last sale price of such stock as reported by the Dow Jones News Retrieval) held by non-affiliates of the Registrant as of February 12, 2001 was $767,926,711.

  The number of shares of the Registrant's common stock outstanding as of February 12, 2001 was 218,137,488.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain portions of Registrant's proxy statement for the annual meeting to be held on May 2, 2001 (the "Proxy Statement"), to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's fiscal year, are incorporated by reference under Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business

General

  Metro-Goldwyn-Mayer Inc., ("MGM"), is a premier global entertainment content company. We develop, produce and distribute theatrical motion pictures and television programs, and we intend to create and own interests in branded cable and satellite programming channels. See "Note 12 to Consolidated Financial Statements." Our principal subsidiaries are Metro-Goldwyn-Mayer Studios Inc., United Artists Corporation, United Artists Films Inc. and Orion Pictures Corporation. We are one of only seven major film and television studios worldwide. Our library contains over 4,000 theatrically released feature film titles and over 10,100 television episodes and is the largest collection of post-1948 feature films in the world. Films in our library have won over 200 Academy Awards, including Best Picture Awards for Annie Hall, The Apartment, The Best Years of Our Lives, Dances With Wolves, Hamlet, In the Heat of the Night, Marty, Midnight Cowboy, Platoon, Rain Man, Rocky, The Silence of the Lambs, Tom Jones and West Side Story. Our library also includes 21 titles in the James Bond film franchise, five titles in the Rocky film franchise and nine titles in the Pink Panther film franchise.

  MGM was incorporated in Delaware on July 10, 1996. Our executive offices are located at 2500 Broadway Street, Santa Monica, California 90404. Our telephone number is (310) 449-3000.

Background of the Company

  Tracinda Corporation, senior management of MGM Studios at the time and Seven Network Limited, a company formed under the laws of Australia, formed MGM to acquire from Consortium de Realisation, a wholly-owned subsidiary of Credit Lyonnais S.A., all of the outstanding capital stock of MGM Studios and its subsidiaries, including United Artists, in October 1996 for an aggregate consideration of $1.3 billion. Tracinda is wholly owned by Mr. Kerkorian.

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

  In May 2000, our shelf registration statement covering the sale of up to $750 million of securities was declared effective by the Securities and Exchange Commission. During 2000, we sold 5,363,800 shares of common stock for total consideration of $134.1 million pursuant to the registration statement. In February 2001, we agreed to invest $825 million in four cable channels owned and operated by Rainbow Media Holdings, Inc. We intend to obtain the cash for this transaction through sales of our equity securities. As of February 12, 2001, we had sold approximately 10.7 million additional shares of common stock to unaffilitated investors in a private placement pursuant to the registration statement and 15.7 million shares of preferred stock (which will become convertible into common stock, on a one-for-one basis, upon stockholder approval) to Tracinda, for total consideration of $545.5 million. See "-- Recent Developments."

Recent Developments

  Cable Investment. On February 1, 2001, MGM agreed to invest $825 million in cash for a 20 percent interest in two general partnerships which own and operate the American Movie Channel, Bravo, the Independent Film Channel and
WE: Women's Entertainment (formerly Romance Classics). These partnerships are now wholly-owned by Rainbow Media which is 74 percent owned by Cablevision Systems Corporation and 26 percent owned by NBC. The proceeds of our $825 million investment will be used as follows: (1) $365 million will be used to repay bank debt of the partnerships; (2) $295.5 million will be used to repay intercompany loans from Cablevision and its affiliates; and (3) $164.5 million will be added to the working capital of the partnerships. Our investment is to be made no later than April 2, 2001.

  While we will not be involved in the day-to-day operations of the cable channels, our approval will be required before either partnership may: (1) declare bankruptcy or begin or consent to any reorganization or assignment for the benefit of creditors; (2) enter into any new transaction with a related party; (3) make any non-proportionate distributions; (4) amend the partnership governing documents; or (5) change its tax structure.

  We will have the right to participate on a pro rata basis in any sale to a third party by Rainbow Media of its partnership interests, and Rainbow Media can require us to participate in any such sale. If a third party invests in either partnership, our interest and that of Rainbow Media will be diluted on a pro rata basis. Neither we nor Rainbow Media will be required to make additional capital contributions to the partnerships. However, if Rainbow Media makes an additional capital contribution and we do not, our interest in the partnerships will be diluted accordingly. If the partnerships fail to attain certain financial projections provided to us by Rainbow Media for the years 2002 through 2005, inclusive, we will be entitled, 30 days after receipt of partnership financial statements for 2005, to require Rainbow Media to acquire our partnership interests for fair market value at the time, as determined pursuant to the agreement.

  Sale of Preferred Stock to Tracinda. On February 7, 2001, we sold approximately 15.7 million shares of our Series B preferred stock to Tracinda for $325 million. We intend to use the net proceeds of this sale to help finance our cable channel investment. The preferred stock does not bear dividends but has a liquidation preference of $0.01 per share. The preferred stock will become convertible, at the option of the holder, into common stock on a share-for-share basis upon stockholder approval of the issuance of the common stock to Tracinda. Tracinda will have a demand registration right for the common stock it receives upon conversion of the preferred stock. We expect to obtain stockholder approval of the issuance of the common stock to Tracinda at our next annual meeting of stockholders scheduled to be held on May 2, 2001. The Tracinda Group currently beneficially owns approximately 82.2 percent of our outstanding common stock (83.4 percent assuming conversion of the preferred stock).

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

  Historically, the major studios have produced and distributed the majority of high grossing theatrical motion pictures released annually in the United States. Over the past decade, the number of feature-length motion pictures released by the major studios has increased from 158 in 1990 (39.9 percent of the total) to 258 in 2000 (42.3 percent of the total). In addition, most of the studios have created or accumulated substantial and valuable motion picture libraries that generate significant revenues. These revenues can provide the major studios with a stable source of earnings that partially offsets the variations in the financial performance of their current motion picture releases and other aspects of their motion picture operations.

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

  Television production can generally be divided into two distinct markets: network production (i.e., television shows for ABC, CBS, NBC, Fox, UPN and The
WB) and non-network production (i.e., made-for-cable and first-run syndication). The economics of the two types of television production are different. In network production, a network generally orders approximately six to 13 initial episodes of each new series for a license fee equal to a percentage of the program's cost. The balance of the production cost can only be recouped through international sales and syndication if a series is successful and generally remains unrecouped for at least four years. In the non-network production or first-run syndication business, a producer seeking to launch a new series commits to produce a minimum number of episodes if the producer can "clear" the series by selling to individual television stations in sufficient markets throughout the country (generally comprising at least
70 percent of U.S. television households). Once produced, the episodes are immediately available for licensing to international broadcasters as well. This approach generally involves a lower production cost risk and earlier return on investment than the network production business; however, non-network programming generally reduces the potential total return on investment as compared to successful network production. See "--Production--Television Production."

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

  .  Tightly monitoring development and production expenditures;

  . Involving members of senior management from all areas of our company in the greenlighting process for films;

  . Aggressively seeking production agreements and/or co-financing partners for our pictures and television product;

  . Entering into production agreements and joint ventures with key producers of motion pictures and television product;

  . Increasing our focus on the production of commercially successful motion pictures; and

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

  Increase Distribution Revenues. We have taken steps to obtain greater flexibility in distributing our own product to enable us to realize additional revenue opportunities while reducing the costs associated with distribution. In 1999 we terminated our agreement with Warner Home Video so that, on February 1, 2000, we regained full control over the home video exploitation of our films. On October 31, 2000, we completed our withdrawal from United International Pictures or UIP with respect to the international theatrical distribution of our films. We executed the transition of our international home video and theatrical/non-theatrical distribution from Warner Home Video and UIP to Fox to gain more control over our international distribution in those media, and to maximize our revenue opportunities.

  We plan to increase distribution revenues by:

  . Self-distributing in the U.S. and Canada our library, as well as all motion pictures produced by MGM Pictures and UA Films;

  . Distributing films that we co-produce with a third party in those territories where we have distribution rights and capabilities;

  .  Distributing motion pictures produced by others; and

  .  Taking advantage of new distribution platforms.

  Capitalize on a Well Recognized Brand Name. We believe that the MGM name and lion logo are among the most recognized in the world. We intend to capitalize on the value inherent in our name and logo through the distribution of branded programming and the development of consumer products.

  Streamline Operations. We have taken steps to make our operating process more efficient by

  .  Consolidating overhead across the MGM Pictures and UA production units;
     and

  .  Consolidating and centralizing operating and corporate functions.

  We intend to continue to pursue our goal of becoming an integrated global entertainment content company. In pursuit of this goal, we may consider various strategic alternatives, such as business combinations with companies with strengths complementary to ours, other acquisitions and joint ventures, as opportunities arise. The nature, size and structure of any such transaction could require us to seek additional financing. Acquisitions and other strategic alternatives, however, involve numerous risks, including diversion of management's attention away from our operating activities. We cannot assure you that we will not encounter unanticipated problems or liabilities with respect to any acquisitions that have been or may be completed by MGM or with the integration of an acquired company's operations with those of MGM, and we cannot assure you that the anticipated benefits of any acquisitions and alternatives that have been, or will be, completed by us will be achieved. We recently entered into an agreement to invest in four cable channels. See "-- Recent Developments."

Film and Television Library

  We currently own or hold certain distribution rights to over 4,000 theatrically released motion pictures. Our library also contains the largest collection of feature films produced since 1948. In 1948, certain major studios negotiated consent decrees requiring that the studios separate their exhibition businesses from their production and distribution businesses and mandating the divestiture of certain theater holdings. This is generally believed to have triggered greater competition among the studios and an increased emphasis on the potential for commercial success in the development and production stages, resulting in a greater focus on the content and quality of the motion pictures produced and distributed by the studios. We believe that films produced and developed after 1948 generally are more valuable than films that were previously produced and developed.

  In addition to being the largest modern motion picture library in the world, our library is also one of the most critically acclaimed libraries in the motion picture industry, representing one of the largest collections of Academy Award-winning films. The motion pictures in our library have won over 200 Academy Awards. Fourteen motion pictures in our library have won the Academy Award for Best Picture: Annie Hall, The Apartment, The Best Years of Our Lives, Dances With Wolves, Hamlet, In the Heat of the Night, Marty, Midnight Cowboy, Platoon, Rain Man, Rocky, The Silence of the Lambs, Tom Jones and West Side Story.

  Our library also includes over 10,100 episodes from television series previously broadcast on prime-time network television, cable or in first-run syndication, including episodes of The Addams Family, American Gladiators, Bat Masterson, Cagney & Lacey, Fame, Green Acres, Highway Patrol, In the Heat of the Night, Mr. Ed, The Patty Duke Show, Pink Panther, Sea Hunt and thirtysomething. The television programs in our library have won, among others, 114 Emmy awards and 17 Golden Globe awards.

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

  We will continue to implement the strategy of developing new projects from existing library assets. Our library represents a readily-available, "market tested" source of development ideas. For example, in 1999 we had success with the remake of The Thomas Crown Affair and in 1995 we had success with The Birdcage, a remake of La Cage aux Folles. Rollerball is an upcoming example of this strategy. Furthermore, we have successfully expanded the valuable film franchises within our library, most notably the James Bond franchise, with the commercial success of GoldenEye in 1995, Tomorrow Never Dies in 1997 and The World Is Not Enough in 1999. Additionally, we have successfully developed television series based on library motion pictures such as: Poltergeist: The Legacy based on Poltergeist; Stargate SG-1 based on Stargate; and All Dogs Go to Heaven, based on the movie of the same name. We also have produced a remake of Twelve Angry Men and Inherit The Wind as made-for-television movies for Showtime Networks Inc.

  We, together with Danjaq LLC, are the sole owners of all of the James Bond motion pictures. Nineteen James Bond motion pictures in our library are produced and distributed pursuant to a series of agreements with Danjaq. The motion pictures are produced by Danjaq, and we have the right to approve all key elements of the pictures, such as the selection of the director and the leading actors. The copyright in each of the motion pictures is owned jointly by MGM and Danjaq. Generally, we have the right to distribute each of the pictures in all media worldwide in perpetuity or for a term of 15 years. Where our distribution rights are not perpetual, the rights revert to joint control by MGM and Danjaq after expiration of the distribution term. Danjaq controls certain merchandising rights with respect to the pictures, and we are entitled to receive a portion of the revenues from Danjaq's merchandising licenses. Additionally, we control all the marketing rights and the music from The Living Daylights (1987) and all subsequent pictures. All other rights relating to the pictures are controlled jointly by MGM and Danjaq. The agreements contain certain restrictions on the sale or licensing by MGM of any of our rights in the pictures.

  With two recent acquisitions, our library now contains every James Bond motion picture ever made, and we are the only studio to hold such rights. In 1998, we acquired the rights to Never Say Never Again, produced by Warner Bros. and Taliafilms and, in 1999, we acquired the distribution rights to Casino Royale, produced by Columbia and Famous Artists Productions (a subsidiary of MGM). See "Item 3. Legal Proceedings."

  We seek aggressively to market and distribute titles in our film library in existing pay and free television, home video and other markets worldwide. We believe that the size of our library allows us to minimize the over-exploitation of any title and therefore better preserve the ongoing value of our library by actively managing the rotation of titles through such markets. As of December 31, 2000, approximately 70 percent of the theatrical motion picture titles and approximately 67 percent of the television title episodes in our library have been exploited.

  We also seek aggressively to market and distribute our titles through developing technology. See "--Distribution--Home Video Distribution." We believe that the development and growth of direct broadcast satellite and other new distribution systems may generate significant incremental profits for the industry as the number of channels requiring content grows.

  We have differing types of rights to the various titles in our library. In some cases, we own the title outright, with the right to exploit the title in all media and territories for an unlimited time. In other cases, the title may be owned by a third party and we may have obtained the right to distribute the title in certain media and territories for a limited term. Even if we own a title, we may have granted rights to exploit the title in certain media and territories to others. As of December 31, 2000, we owned outright, or had been granted rights in perpetuity to, approximately 67 percent of the titles in our library. Our rights in the other library titles are limited in time and, pursuant to the terms of the existing arrangements, the rights granted to us, with respect to approximately four percent of the library expire over the next two years (i.e. through the end of 2002), with respect to another approximately 14 percent over the seven years thereafter (from 2003 to 2010), and with respect to another approximately 15 percent thereafter (from 2010 on). We have generally been able to renew such rights on acceptable terms; however, no assurances can be made that we will continue to be able to do so in the future. In accordance with industry practice, for purposes of calculating the size of the library, we include any title that we have the right to distribute in any territory in any media for any term.

  Due to certain long-term pre-paid licenses entered into before 1993 by prior management, we do not expect to receive significant revenue with respect to substantial portions of our library from domestic free and certain major international television markets for the next several years. As of December 31, 2000, the titles included in these licenses represent a cross-section of the titles in the library, including substantially all of the pre-1990 MGM and UA titles, which have been licensed in one or more of the U.S., France and Spain, and approximately 40 percent (some are starting to expire) of the Orion and PolyGram titles, which have been licensed in one or more of France, Spain, Germany and the United Kingdom. See "--Distribution--Television Distribution." We expect to benefit as certain rights to the library that have been previously licensed to others revert to us over time. See "--Distribution."

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

  We also intend to seek to spread the financial risk inherent in motion picture production, as well as increase the breadth of our release slate, by entering into co-production and/or co-financing arrangements such as our agreement with Miramax and our co-production agreement with Universal. In April 1999, we entered into an agreement with Universal that increased our commitment under our existing co-production arrangement by up to $100 million in production expenses, of which $50 million would be available only with respect to pictures from four significant outside production companies who have business relationships with Universal. The motion pictures to be co-produced under the arrangement will be selected over the next two years, but we may incur the related production expenditures over a longer period of time. We will distribute internationally, with Universal being responsible for domestic distribution. We share the production's costs and receipts from the picture equally except for certain ancillary rights. There has been some disagreement between us and Universal with regard to whether certain of the projects which Universal has submitted to us for consideration under the co-financing deal qualify for consideration under the terms of the deal; we expect to engage in further discussions with Universal to seek resolution of these issues. In addition, we co-produced with Universal the feature film Hannibal (a sequel to The Silence of the Lambs). Under our co-production arrangement with Universal, we will distribute the picture in the domestic marketplace, with Universal being responsible for international distribution. We share the production costs for Hannibal evenly with Universal, and the receipts from the picture will also be divided evenly between us and Universal.

  We have established UA Films as a filmmaker-oriented studio which will release approximately seven to ten motion pictures each year. These motion pictures will be produced or co-produced by UA Films or acquired through negative pickups or other distribution arrangements and will include some motion pictures in a variety of genres generally involving producers and directors, writers or other talent who typically work outside of the studio system as well as lower budget films from established filmmakers. Our investment in such pictures is expected to be significantly less than our investment for pictures produced through MGM Pictures. We believe that this strategy of releasing specialty motion pictures will add greater diversity to our release slate and enhance the library both through the addition of new film product and the building of relationships with up-and-coming producers and directors, writers and other talent. As an example of this strategy, in March 2000, we entered into an agreement with filmmaker Francis Ford Coppola's production company American Zoetrope, for the financing and distribution in the U.S. and Canada of up to ten lower-budget motion pictures to be produced by Zoetrope for UA Films over a three-year period. Under the agreement, we have a "first-look" on such projects developed by Zoetrope. See "Item 13. Certain Relationships and Related Transactions."

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

The following table details our tentative 2001 domestic theatrical release schedule:

                                Release Schedule

                          Approximate
          Title           Release Date          Summary              Principal Actors
          -----           ------------          -------              ----------------
Antitrust (MGM).........    Released    A computer programmer's  Ryan Phillipe, Rachel
                                        dream job at a hot       Leigh Cooke, Claire
                                        Silicon Valley firm      Forlani, Tim Robbins
                                        turns nightmarish when
                                        he discovers his boss
                                        has a secret and
                                        ruthless means of
                                        dispatching anti-trust
                                        problems.

Hannibal (MGM)..........    Released    After seven years,       Anthony Hopkins,
                                        Clarice Starling is      Julianne Moore, Ray
                                        reunited with Hannibal   Liotta, Giancarlo
                                        Lecter when a vengeful,  Giannini
                                        wealthy victim of the
                                        infamous killer uses
                                        Clarice to trap him.

Heartbreakers (MGM).....   March 2001   A beautiful mother and   Sigourney Weaver,
                                        daughter con-artist team Jennifer Love Hewitt,
                                        prey on unsuspecting     Gene Hackman, Jason Lee
                                        men, whom the mom
                                        romances, marries and
                                        divorces for big bucks,
                                        until the daughter falls
                                        in love with the latest
                                        sucker.

Ghostworld (UA).........    Undated     Two girl friends spend   Thora Birch, Scarlett
                                        the summer of their      Johannsen, Brad Renfro,
                                        waning adolescence       Steve Buscemi
                                        hanging out and trashing
                                        classmates and pathetic
                                        strangers as they face
                                        the unwelcome prospect
                                        of adulthood and the
                                        uncertain future of
                                        their complicated
                                        relationship.

Born Romantic (UA)......  Spring 2001   Urban drama that follows Craig Ferguson, Jane
                                        three lonely Londoners   Horrocks, Catherine
                                        and their search for     McCormack, Olivia
                                        love set against the     Williams
                                        backdrop of salsa
                                        dancing.

What's the Worst That      June 2001    When an egotistical      Danny DeVito, Martin
 Could Happen? (MGM)....                billionaire steals a $5  Lawrence, John Leguizamo
                                        ring from a professional
                                        thief, the thief makes
                                        it a matter of honor to
                                        steal the ring back, but
                                        doesn't count on
                                        outrageous circumstances
                                        that escalate things out
                                        of control.

Legally Blonde (MGM)....   July 2001    A flashy blonde goes to  Reese Witherspoon, Selma
                                        Stanford Law School to   Blair
                                        win back her boyfriend
                                        and discovers how to use
                                        her brain.

Original Sin (MGM)......  August 2001   A wealthy businessman    Antonio Banderas,
                                        marries a young woman he Angelina Jolie, Thomas
                                        knows only through       Jane
                                        correspondence, then
                                        learns about her
                                        ulterior motives.

Rollerball (MGM)........  August 2001   In a futuristic, non-    Chris Klein, LL Cool J,
                                        violent society, a       Rebecca Romjin-Stamos,
                                        brutal sport called      Jean Reno
                                        Rollerball serves as the
                                        means of competition
                                        between global
                                        conglomerates.

Jeepers Creepers (UA)... September 2001 After making a horrific  Gina Phillips, Justin
                                        discovery in an old      Long
                                        abandoned church, Trish
                                        and her brother Darry
                                        watch their routine road
                                        trip home turn into a
                                        heartstopping race for
                                        their lives.

                           Approximate
          Title            Release Date          Summary              Principal Actors
          -----            ------------          -------              ----------------
Killing Me Softly (MGM).  September 2001 An American woman in     Heather Graham, Joseph
                                         London marries a         Fiennes
                                         domineering mountain
                                         climber after a torrid
                                         affair, and later
                                         suspects him of
                                         murdering previous
                                         lovers

Deuces Wild (UA)........    Fall 2001    In 1956 Brooklyn, guns   Stephen Dorff, Brad
                                         and inter-gang romance   Renfro, Fairuza Balk,
                                         complicate the Deuces    Matt Dillon, Balthazar
                                         Wild gang's struggle to  Getty
                                         keep a drug-dealing
                                         rival gang off their
                                         turf.

CQ (UA).................    Fall 2001    After the misfortune of  Jeremy Davies, Giancarlo
                                         two directors provides a Giannini, Jason
                                         young filmmaker with his Schwartzman
                                         big break to direct a
                                         feature film, the young
                                         man finds his identity
                                         and discovers his
                                         talents through the
                                         roughshod process of
                                         making the film.

Monster (UA)............    Fall 2001    When a news crew sent to Sarah Polley, Robert
                                         investigate a foul-      Burke, Helen Mirren,
                                         mouthed deadly Monster   Julie Christie
                                         disappears, a guileless
                                         young woman dispatched
                                         to follow up on the
                                         story befriends the
                                         Monster and becomes his
                                         only hope in ending his
                                         life of misery.

Pumpkin (UA)............    Fall 2001    A sorority girl through  Christina Ricci, Hank
                                         and through falls in     Harris
                                         love with the 19 year-
                                         old mentally disabled
                                         boy she is mentoring for
                                         the Special Olympics
                                         and, for the first time
                                         in her life, comes to
                                         terms with imperfection
                                         in her world.

Windtalkers (MGM).......  November 2001  The story of an Anglo GI Nicholas Cage, Christian
                                         assigned to protect a    Slater, Adam Beach
                                         Navajo whose inscrutable
                                         native language is used
                                         as code in radio
                                         transmissions to
                                         confound the Japanese.

Bandits (MGM)...........  December 2001  Two gentlemen bank       Bruce Willis, Billy Bob
                                         robbers fall in love     Thornton, Cate Blanchett
                                         with their hostage, a
                                         runaway wife who refuses
                                         to choose between them.

Beneath the Banyan Trees  Winter 2001/02 A scam artist travels to Matt Dillon, James Caan,
 (UA)...................                 Cambodia, anxious to     Natasha McElhone &
                                         collect what he's owed   Takeshi Kitano
                                         from his criminal
                                         mentor; when he arrives,
                                         however, he quickly
                                         discovers that he's in
                                         over his head...with
                                         potentially deadly
                                         consequences

Hart's War (MGM)........  Winter 2001/02 A former law student     Bruce Willis, Colin
                                         risks his life in order  Farrell
                                         to defend a black man
                                         charged with killing a
                                         racist American in a
                                         German P.O.W. camp
                                         during World War II.

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

 Television Production

  We have in the past engaged in the development and production of episodic television series, mini-series and movies for distribution on domestic and international television networks, local independent and network-affiliated television stations, pay television networks, basic cable networks and home video. Since the re-establishment of our television series production operations in 1994, we have obtained commitments for approximately 1,035 hours of television programming, of which approximately five percent remained to be aired as of December 31, 2000. Historically, our television activities were focused on the traditional network production business and made-for-television movies, and many of the television programs in our library were produced as network series. However, since the networks have substantially lowered the license fees as a percentage of the budget for network television programming in recent years, resulting in significantly larger production investment risks for the producers of such programming, we altered our television strategy in 1994. See "--The Motion Picture and Television Industry."

  Since 1994, we have focused primarily on the development and production of series for the first-run syndication business, which involves a lower production investment risk for us, and movies and mini-series for both network and off-network broadcasters. Our strategy is designed to (a) minimize up-front capital investment through the production of series for the first-run syndication business and through co-production arrangements, (b) minimize risks associated with large deficit financing by developing product such as two-hour movies or mini-series that generally offer stable, predictable cash flows, (c) use valuable library assets such as The Outer Limits, Poltergeist, Stargate and All Dogs Go to Heaven to develop recognizable products with enhanced marketability and (d) develop alternative types of programming, such as animated cartoon strips, talk shows, variety/magazine shows such as National Enquirer's Uncovered, game shows such as Sex Wars and reality-based programming such as LAPD--Life on the Beat.

  As part of our strategy, in 1994 we entered into a programming arrangement with Showtime whereby we provided television series and movies for premiere on Showtime. Showtime agreed to license from us exclusive U.S. pay television rights to the following television series: (a) 132 hours (six seasons) of The Outer Limits (winner of the Cable Ace award for Best Dramatic Series in 1995 and 1996) all of which have been aired as of December 31, 2000; (b) 66 episodes (three seasons) of Poltergeist: The Legacy all of which have been aired as of December 31, 2000; and (c) 110 episodes (five seasons) of Stargate SG-1 of which 30 episodes remained to be aired as of December 31, 2000. We have no further commitments from Showtime with respect to these series. Following their initial exhibition cycle on Showtime, we exploit these programs further in other markets. In this respect, we entered into a license agreement with Sci-Fi Channel for the exclusive domestic basic cable exhibition rights of The Outer Limits, Poltergeist: The Legacy and Stargate SG-I. Additionally, we produced 22 new episodes of Poltergeist for USA/Sci Fi, of which no episodes remained to be aired as of December 31, 2000, and we are currently producing 22 new episodes of Outer Limits for USA/Sci Fi. All episodes will be aired in 2001.

  The programming agreement with Showtime also includes a commitment by Showtime to license eight made-for-television movies from us, three of which remained to be produced as of December 31, 2000. One of these movies, Dirty Pictures, recently won the Golden Globe award for "Best Mini-Series or Motion Picture Made for Television," giving Showtime its first ever victory in that category. In addition, Showtime has committed to licensing three new one-hour, 20-episode series, all of which remain to be produced as of December 31, 2000.

  In 1998, we obtained a commitment from Paxson Communications to license 88 episodes of Flipper, a one-hour series, which includes a production order for 44 episodes, all of which have been delivered. The series began airing in fall 1998 on Paxson's PAX NET network, comprised principally of owned and operated stations, which cover in excess of 65 percent of U.S. television households.

  In addition to National Enquirer's Uncovered, which premiered in first-run syndication in September 1999, and Sex Wars, which premiered in first run syndication in September 2000, we are currently developing the following: Chat Room America, a nightly, interactive talk show for network or cable television; a new American Gladiators series to be financed and distributed domestically by Tribune; Bull Durham, a one-hour dramatic adaptation of our 1988 feature film for network or first-run syndication; Sea Hunt, a one-hour action show based upon our 1960s adventure series; Mystic Pizza, a one-hour dramatic adaptation of our 1988 feature film for network or first-run syndication; The Thomas Crown Affairs, a one-hour adaptation of our popular feature film for network or first-run syndication; Jeremiah, a one-hour action series for Showtime; and Leap Years, a one-hour dramatic series for Showtime. We are also currently developing I Want Kandee and Whatever as potential teen series for network or cable.

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

  We intend to release a slate of films appealing to a wide variety of audiences. By strategically timing the release of our motion pictures throughout the year, we seek to avoid some of the risks posed when a motion picture is inappropriately released during the most crowded and competitive box office seasons. We believe that this strategy is unlikely to have a negative impact on our ability to generate home video rentals.

  All motion pictures that we release theatrically in the U.S. and Canada, whether produced by MGM Pictures, UA Films or third parties, are marketed and distributed by MGM Distribution Co.

  In June 1999, we entered into an agreement with Fox pursuant to which Fox will provide distribution services for our films in the international theatrical market. This distribution services arrangement took effect on November 1, 2000. Although Fox will be servicing international theatrical distribution activities on our behalf, we have reserved broad powers to direct and control the handling and release of our films. We believe that this arrangement with Fox will reduce the amount of fixed overhead related to the distribution of our theatrical product in the international marketplace.

  On October 31, 2000, we closed a transaction with UIP and the other UIP partners (Paramount Pictures International B.V. and Universal Studios International B.V.), pursuant to which we finalized our exit from UIP and arranged for an orderly transition from UIP of certain of our product that was in its international theatrical and non-theatrical distribution cycle.

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

 Home Video Distribution

  Our marketing and distribution strategy in the home video market domestically and internationally is to (a) market our motion picture and television titles in cohesive promotions, (b) create branded product lines,
(c) adapt to a maturing home video rental market and a growing DVD market (d) release new motion pictures into the home entertainment market at the time of the year that we believe will generate the most sales without diminishing revenues from other markets. In addition to organizing our VHS and DVD product into branded collections, we have launched an integrated sales and marketing branding initiative designed to create awareness for MGM catalog product and to drive store traffic to dedicated displays in key customer outlets. Under the "MGM Means Great Movies" umbrella message, the general advertising, retailer-specific advertising, and all in-store signage for the MGM dedicated sections are combined to create awareness and demand for MGM catalog titles and to help consumers find them in stores. Additionally, in connection with new films which we release into the market, we often release related library films, or groups of library films, in order to increase sales of both the library films and new releases. An example is the worldwide re-release of the James Bond video catalog conducted in connection with the November 1999 theatrical release of The World Is Not Enough. We intend to continue this strategy of packaging groups of films or film franchises and releasing them in connection with the releases of our most highly visible new films.

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

  Even with the Warner Home Video agreement in effect, our home video sales have increased since 1993. From 1993 to 2000, we increased our annual worldwide home video gross revenue from feature films by approximately 122 percent, from $243.0 million to $538.2 million. We believe that this increase is in part a result of more effective and efficient marketing, the distribution of more current product, the distribution of more titles due to the Orion and PolyGram acquisitions, the renegotiation of key vendor relationships, a reorganization of our distribution infrastructure and the emergence of DVD and e-commerce sales.

  We have handled the distribution of our product in the domestic home video market since February 2000. We believe that the agreement to terminate the Warner Home Video agreement, our transition to self-distribution in the domestic market and our international agreement with Fox, as discussed below, enables us to manage home video distribution in a more cost-effective manner and further increase sales and profitability. Although we have experienced video distribution management, we cannot assure you that we will not encounter unanticipated problems related to the early termination of the Warner Home Video agreement or the establishment of our own distribution infrastructure, nor can we assure you that we will realize the anticipated benefits of self-distribution in the domestic home video marketplace or distribution through Fox in the international home video marketplace.

  In June 1999, we entered into an agreement with Fox pursuant to which Fox will provide distribution services for our films in the international home video market. This distribution arrangement became effective on February 1, 2000. Although Fox is servicing international home video distribution activities on our behalf, we have reserved broad powers to direct and control the handling of our home video product.

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

  We intend to capitalize on new distribution technologies and emerging distribution formats such as DVD, a high-quality mass-produced delivery system for video and audio data. We believe that we have positioned ourselves to benefit from the rapid market growth of the DVD format. The DVD hardware installed base in the United States grew from over one million households at the beginning of 1999 to a base of ten million households by the end of 2000. This rapid growth, combined with the strong desire among new DVD owners to create new film collections, will continue to be a source of incremental profitability for us in the near future. Our DVD sales have increased from $79.4 million in 1999 to $224.0 million in 2000. We intend to continue rapid expansion of our DVD library product into 2001. The development and/or emergence of such distribution technologies, platforms and formats, however, may create new risks to the Company's ability to protect its intellectual property.

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

  We intend to enter into relatively short-term licenses of our library motion pictures for pay and free television with title selections designed for the relevant marketplace. We have created a proprietary database for use by our sales force which contains detailed information on each of our films, including dates of availability, media controlled by us, sales history, genre, format, length, stars, soundtrack, etc. The sales force can utilize this information in order to fulfill customer demand for strategically designed offerings of motion pictures based on one or more various criteria. We believe that this system provides our sales force with an advantage in a competitive marketplace that requires large amounts of diverse content.

  Domestic Pay Television. We have a theatrical motion picture output agreement with Showtime requiring our future theatrical motion pictures to air on Showtime's pay television network. We have extended the output term of the agreement with Showtime. The new output term covers pictures theatrically released in the U.S. commencing January 1, 2000 and continuing until the earlier of December 31, 2008 or the delivery of 270 pictures under the agreement. The license fees for each picture are generally determined according to a formula based on U.S. theatrical rentals of such picture.

  Domestic Free Television. We distribute our feature motion pictures to U.S. and Canadian networks, local television stations in the U.S. and Canada and basic cable networks. We also generate revenue by granting syndication licenses on a barter basis. Barter syndication allows the television stations to license our product in exchange for a portion of the local commercial airtime. We, in turn, sell commercial airtime to advertisers on a national basis, while the television stations retain a portion of the commercial airtime for local advertisers. We have used outside barter companies to sell television spots to advertisers in the past, but we commenced our own barter sales business in 1996.

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

  Domestic Cable Television Investment. We entered into an agreement, dated January 31, 2001, with Cablevision Systems Corporation, Rainbow Media Holdings, Inc. and four of Rainbow's subsidiaries. Pursuant to the terms of the agreement, we will make an investment aggregating $825 million in two general partnerships owned by Rainbow. As a result, we will acquire a 20 percent interest in each of these partnerships. The partnerships own and operate the cable television channels American Movie Classics, Bravo, the Independent Film Channel and WE:
Women's Entertainment (formerly known as Romance Classics). See "--Recent Developments."

  Network Television. In 2000, we concluded an agreement with ABC for it to license thirteen of the James Bond films in our library for a two-year exhibition term. ABC also has an option to license a fourteenth James Bond film.

  International Pay and Free Television. We currently distribute our motion pictures and television product through pay television licenses in over 90 territories. We have output agreements with licensees in major territories, including Germany, France, the United Kingdom, Spain, Japan, Latin America and Brazil. In 2000, we received $93.8 million in revenue from international pay television distribution, accounting for eight percent of our total revenue for the year.

  We currently distribute our motion pictures and television product through free television licenses in over 100 territories. In 2000, we received $165.0 million in revenues under these agreements, accounting for 13 percent of our total revenues for the year. These license arrangements typically provide licensees with the right to exhibit the licensed motion pictures on television for a specific number of airings over a period of three to seven years.

  However, in connection with the acquisition of MGM/UA by Pathe in November 1990, MGM-Pathe entered into long-term licenses of pay and free television rights for theatrical and television movies and, in some cases, television series in its library at that time with United Communications (France) and F.O.R.T.A. (Spain). A similar agreement had been entered into in 1984 with Degeto Film (Germany). Substantially all of the license fees under these long-term licenses have already been paid to us, and therefore, we do not expect to receive significant revenue from these licenses in future periods. With respect to most of the motion pictures licensed to United Communications, the rights granted currently revert to us through 2003. The James Bond features were excluded from such license. With respect to most of the motion pictures licensed to F.O.R.T.A., the vast majority of free television rights have reverted to us. The distribution rights to the motion pictures and television series licensed under the original Degeto agreement were scheduled to return to us incrementally through 2010. In January 2000, however, we amended the Degeto agreement to reclaim non-exclusive pay television rights in Germany to the approximately 425 titles subject to the license, effective January 1, 2000, and to extend Degeto's now non-exclusive license period on a majority of such licensed titles by approximately 18 months. This recent agreement with Degeto now provides us with an opportunity to generate incremental revenue in Germany's pay television market. See "--Film and Television Library."

  Additionally, Orion entered into certain long-term licenses covering a significant number of its library motion pictures in the international free and pay television markets. Orion had already received substantially all of the license fees under these licenses, prior to our acquisition of Orion, and therefore, we do not expect significant revenue from these licenses in future periods. Orion also licensed titles to Capitol Film and TV International (Germany), Compagnie Luxembourgeoise de Telediffusion (France), British Sky Broadcasting (the United Kingdom), Film Finance Group, Inc. and Principal Network Limited (Italy), Mitsubishi Corporation (Japan) and Televisio de Catalunya, S.A. (Spain). The distribution rights granted to Capitol Film and TV International revert to Orion in 2025. The distribution rights granted to Compagnie Luxembourgeoise de Telediffusion revert to Orion between 2009 and 2019. The distribution rights granted to British Sky Broadcasting currently are reverting to Orion, with such reversion being complete in 2002. The distribution rights granted to Film Finance Group, Inc. and Principal Network Limited revert to Orion through 2012. The distribution rights granted to Televisio de Catalunya, S.A. currently are reverting to Orion, with such reversion being complete in 2010. We believe that, due to the importance of France, Spain, the United Kingdom and Italy and the significant increases in licensing fees for television in these markets since 1990, the expiration of these licenses and our subsequent ability to freely license our library in these markets could create substantial incremental revenue.

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

  In May 1998, MGM and an indirect subsidiary of United International Holdings combined our respective Latin American cable programming businesses into a joint venture to form MGM Networks Latin America. Under the terms of the joint venture, we acquired a 50 percent equity interest in the venture by contributing our branded Brazilian channel, which began operations in December 1997. In turn, UIH contributed its 100 percent interest in United Family Communications, which produces and distributes Casa Club TV to satellite and cable television distributors throughout Latin America and Brazil, for a 50 percent interest in the joint venture. We share equally in the profits of the venture and as of December 31, 2000, are obligated to fund 50 percent of the joint venture's expenses up to an additional $3.0 million. We have funded approximately $21.0 million to the venture as of December 31, 2000. We have a license agreement with MGM Networks Latin America, licensing certain motion pictures and trademarks to the venture. The joint venture is based in Coral Gables, Florida. MGM Latin America and MGM Brazil are general entertainment channels programmed by the joint venture primarily with MGM theatrical and television product. Casa Club TV is a lifestyle channel offering home and garden, food and other lifestyle programming. As of December 31, 2000, MGM Networks Latin America distributed its signal to approximately 11.5 million homes in 16 countries throughout Latin America.

  In August 1999, we entered into an agreement with Tel-Ad (Israel), to establish a movie channel showcasing the MGM film library in the region. MGM Movie Channel is expected to be available on basic cable to more than 80 percent of total television households in Israel in the second quarter of 2001. We will hold a 35 percent equity interest in the channel. We have entered into a licensing agreement with the channel and will receive a branding fee for the channel's use of the MGM brand.

  In December 2000, we entered into an agreement with Tel-Ad to launch a movie service in Turkey. The channel in Turkey launched on January 1, 2001, and we hold a 35 percent equity interest. The service is broadcast on Digiturk's digital satellite platform. MGM shall receive license fees for the programming as well as a branding fee for the channel's use of the MGM brand.

  We have entered into an agreement with Zee TV (India) to launch an MGM branded library movie service in India (and its surrounding territories; Pakistan, Bangladesh, Nepal, Sri Lanka and Maldives). Upon the completion of certain conditions, we will own a thirty percent equity interest in the venture, which was launched on November 1, 2000. Zee TV will be broadcast on basic cable in India as part of a channel package called "Zee Networks." We will receive license fees for the MGM programming and a branding fee for the channel's use of the MGM brand.

Trademarks and Consumer Products

  We own the registered trademarks Metro-Goldwyn-Mayer, MGM, United Artists, the MGM Lion Logo, UA, Orion, Cannon and variations thereof, as well as trademarks, logos and other representations of characters, such as The Pink Panther, from motion pictures and television series we produced or distributed. In 2000, we received $11.2 million in revenue from the licensing of these trademarks, logos and other representations.

  We believe that the MGM name and the MGM Lion Logo are among the most recognized in the world, evoking images of classic Hollywood. We believe that the name and logo represent assets of which the value has been substantially unrealized in the past. We plan to pursue a focused branded strategy that will capitalize upon our name and logo and seek licensing opportunities for such name and logo, as well as our other trademarks, in a range of product categories and distribution channels.

  In February 1980, our predecessor-in-interest granted to a predecessor-in-interest to MGM Grand, Inc. an exclusive open-ended royalty-free license, which was amended in 1992 and further amended in 1998. Pursuant to the license, as amended, MGM Grand, Inc. (now known as MGM MIRAGE) has the right to use certain trademarks that include the letters "MGM," as well as logos and names consisting of or related to stylized depictions of a lion, in its resort hotel and/or gaming businesses and other businesses that are not related to filmed entertainment. In June 2000, in consideration of the payment to us of an annual royalty of $1.0 million, such license was further amended to permit MGM Grand, Inc. to use the letters "MGM" combined with the name "Mirage" in the same manner and to the same extent that it was permitted theretofore to use the name "MGM Grand." In 1986, MGM/UA granted MGM Grand Air, Inc. an exclusive open-ended royalty-free license to use one of its logos consisting of a stylized depiction of a lion in MGM Grand Air's airline business. See "Item 13. Certain Relationships and Related Transactions."

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

Employees and Labor Matters

  As of December 31, 2000, we had approximately 973 full-time and part-time regular employees in our worldwide operations. Of that total, approximately 86 were primarily engaged in production and development, approximately 348 were primarily engaged in sales, marketing and distribution and approximately 539 were primarily engaged in management and administration. Approximately 158 of our employees are currently covered by employment contracts. We also hire additional employees on a picture-by-picture basis in connection with the production of our motion pictures and television programming. The salaries of these additional employees, as well as portions of the salaries of certain full-time employees who provide direct production services, are typically allocated to the capitalized cost of the related motion pictures or television programming. We believe that our employee and labor relations are good.

  Approximately 21 of our current employees (and many of the employees or independent contractors that we hire on a project-by-project basis) are represented under industry-wide collective bargaining agreements with various unions, including the Writers Guild of America, the Directors Guild of America, the Screen Actors Guild, and the International Alliance of Theatrical Stage Employees. The motion picture and television programs produced by MGM Studios and the other major U.S. studios generally employ actors, writers and directors who are members of the Screen Actors Guild, the Writers Guild of America, and the Directors Guild of America, pursuant to industry-wide collective bargaining agreements. The collective bargaining agreement with the Writers Guild of America is due to expire on or about May 1, 2001 and the collective bargaining agreement with the Screen Actors Guild is due to expire on or about June 30, 2001. Negotiations to renew those agreements are underway, and there have been a number of public reports indicating that strikes by the Writers Guild of America and the Screen Actors Guild are a possibility in 2001. The Directors Guild of America collective bargaining agreement expires in mid-2002. Many productions also employ members of a number of other unions, including without limitation the International Alliance of Theatrical and Stage Employees and Teamsters. A strike by one or more of the unions that provide personnel essential to the production of motion pictures or television programs could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time involved, could cause delay or interruption in our release of new motion pictures and television programs and thereby could adversely affect our cash flow and revenues. Our revenues from motion pictures and television product in our library should not be affected and may partially offset the effects of a strike to the extent, if any, that television exhibitors buy more library product to compensate for interruption in their first-run programming.

Regulation

  In 1994, the U.S. was unable to reach agreement with its major international trading partners to include audiovisual works, such as television programs and motion pictures, under the terms of the World Trade Organization. The failure to include audiovisual works under GATT allows many countries (including members of the European Union, which consists of Austria, Belgium, Denmark, Germany, Greece, Finland, France, Ireland, Italy, Luxembourg, The Netherlands, Portugal, Spain, Sweden and the United Kingdom) to continue enforcing quotas that restrict the amount of U.S. produced television programming which may be aired on television in such countries. The European Union Council of Ministers has adopted a directive requiring all member states of the European Union to enact laws specifying that broadcasters must reserve, where practicable, a majority of their transmission time (exclusive of news, sports, game shows and advertising) for European works. The directive must be implemented by appropriate legislation in each member country. Under the directive, member states remain free to require broadcasters under their jurisdiction to comply with stricter rules. For example, France requires that original French programming constitute a required portion of all programming aired on French television. These quotas apply only to television programming. Several countries (including France, Italy and Korea) also have quotas on the theatrical exhibition of motion pictures. We cannot assure you that additional or more restrictive theatrical or television quotas will not be enacted or that countries with existing quotas will not more strictly enforce such quotas. Additional or more restrictive quotas or more stringent enforcement of existing quotas could materially and adversely affect our business by limiting our ability to exploit fully our motion pictures internationally.

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

  Article 85(1) of the Treaty of Rome prohibits certain agreements and concerted practices which prevent, restrict or distort trade within the European Union. In 1989, after several years of proceedings before the European Commission, UIP received an exemption from Article 85(1) with respect to its theatrical distribution activities in the European Union. In connection with this exemption, UIP gave certain undertakings to the European Commission. The 1989 exemption expired in 1993, and UIP filed an application seeking renewal of such exemption. In July 1996, the European Commission conducted unannounced visits of four of UIP's offices in Europe, interviewing officers and copying documents. These visits were based on complaints submitted to the European Commission by third parties, to the effect that UIP was acting in an anti-competitive manner and was not complying with certain of the undertakings given by it in connection with receiving the 1989 exemption. In addition, in January 1998, the Competition Directorate of the Commission of the European Communities issued a Statement of Objections in response to UIP's renewal application. The Statement of Objections indicated that, although a final decision had not been taken, the Commission was of the opinion that the exemption granted to UIP in 1989 should not be extended and that UIP should be required to cease operations in the European Union. UIP responded to the Statement of Objections in May 1998 and a hearing was held before the European Commission in late September 1998. In July 1999, the European Commission published an official notice in the Official Journal of the European Communities stating its intention to take a favorable view of the UIP case, subject to certain amendments to the various UIP agreements and certain additional understandings. In September 1999, the European Commission renewed UIP's exemption. On October 31, 2000, we completed our withdrawal from UIP. See "--Distribution--Theatrical Distribution."

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

  On June 1, 1999, former President Clinton asked the Department of Justice and the Federal Trade Commission ("FTC") to study the extent to which the video game, music and movie industries market violent content to children and whether those industries are abiding by their own voluntary rating systems and regulations. On January 3, 2000, we, along with the other major studios, received a request for information from the FTC in connection with the study. On or about September 11, 2000, the FTC issued a "Report on the Marketing of Violent Entertainment to Children" (the "FTC Report"). The FTC Report was critical of what it alleged to be the marketing and promotion of violent entertainment content to children and teenagers by the motion picture, music recording, and computer and video game industries. On September 27, 2000, all of the MPAA member companies, of which we are one, agreed voluntarily to a series of initiatives designed to avoid inappropriately specifically targeting children under 17 in the advertising and marketing of films rated R for violence. A substantial number of our films are rated R and it is not known whether or to what extent the initiatives could affect the performance of such films.

  Also on September 27, 2000, representatives of the MPAA member companies, including the Vice Chairman and Chief Operating Officer of MGM, appeared before the Senate Commerce Committee, which is charged with oversight of the FTC, to discuss the FTC Report and the MPAA initiatives. The Commerce Committee has indicated that it intends to monitor compliance by the MPAA companies with the voluntary initiatives, and the Committee and certain of its members have followed up with several additional requests for information to which the member companies have responded. In January 2001, the Senate Commerce Committee formally asked the FTC to conduct two follow-up reports in the Spring and Fall of 2001. See "Item 3. Legal Proceedings."

  The Code and Ratings Administration of the MPAA assigns ratings indicating age-group recommendations for theatrical distribution of motion pictures. We have followed and will continue to follow the practice of submitting our pictures for such ratings. As a substantial number of our films are rated "R," under rules which are the theatrical exhibitors' responsibility to enforce, children under 17 may attend the applicable motion picture only if accompanied by an adult.

  United States television stations and networks as well as foreign governments impose content restrictions on motion pictures that may restrict in whole or in part exhibition on television or in a particular territory. There can be no assurance that such restrictions will not limit or alter our ability to exhibit certain motion pictures in such media or markets.

  On December 8, 2000, the Federal Court of Canada in Ottawa, Ontario, issued an Order directed to eighteen distributors (purporting to include one of our subsidiaries) and twenty-three exhibitors, requesting them to produce certain information relating to theatrical distribution and exhibition. The Court issued the Order upon application of the Commissioner of Competition in connection with the Commissioner's civil investigation into allegations that certain exhibitors and distributors have entered into arrangements, or have conducted the distribution and exhibition of motion pictures in an anticompetitive manner. We have retained Canadian counsel. See "Item 3. Legal Proceedings."

Item 2. Properties

  We lease approximately 368,000 square feet of office space, as well as related parking and storage facilities, for our corporate headquarters in Santa Monica, California under several leases which generally expire in May 2003. We also lease approximately 27,000 square feet in New York City for our East Coast publicity, marketing and theatrical and television distribution offices under a lease that expires in June 2004. Additionally, we lease approximately 42,000 square feet of office space in Los Angeles, California, which has been used by Orion, under a lease that expires in January 2004. The current monthly rent for the above properties is approximately $1.4 million in the aggregate (in addition to taxes, insurance and certain expenses paid by us). In November 2000, we entered into a definitive agreement to lease up to approximately 427,000 square feet of office space for a fifteen-year period beginning in May 2003 in a building to be constructed in Century City and to be known as MGM Tower. We sublease to third parties the office space used by Orion prior to its acquisition by us. In addition, we maintain small home entertainment and domestic theatrical and television distribution branches in various locations in the United States and Canada and have small international television distribution offices in London and Sydney. Our current monthly rent for the warehouse and storage facilities that house, among other things, our film and video inventory, records, furniture and artwork, is approximately $585,000. We also lease studio facilities and stages from unaffiliated parties on an as-needed basis in connection with the production of specific motion picture and television projects.

Item 3. Legal Proceedings

  On November 17, 1997, MGM and Danjaq filed an action entitled Danjaq, LLC, et al. v. Sony Corporation, Kevin McClory, et al. in federal court in Los Angeles (Case No. 97-8414ER (Mcx)) relating to a press release issued by Sony Pictures announcing plans to produce a series of new James Bond feature films based on alleged rights that Sony had acquired from Kevin McClory. Mr. McClory had been a producer of Thunderball. On July 29, 1998, the court preliminarily enjoined Sony Pictures and the other defendants from the production, preparation, distribution, advertising or other exploitation in the United States of a James Bond motion picture in any medium and from using the "James Bond" and the "James Bond 007" trademarks in the United States. On March 29, 1999, MGM and Danjaq entered into a settlement agreement with Sony Pictures and related parties that provided for a payment by the Sony parties and an agreement by the Sony parties which effectively makes permanent the court's July 1998 preliminary injunction. Under the terms of a separate agreement entered into on March 29, 1999, MGM and Danjaq acquired from Columbia all of Columbia's rights to Casino Royale and the Sony parties agreed to broaden the contractual prohibition regarding making or distributing James Bond films and the James Bond trademarks, as described above, throughout the world. Mr. McClory did not participate in the settlement and retained a counterclaim against MGM and Danjaq for copyright infringement. The trial with Mr. McClory commenced on March 28, 2000. On that date, the judge bifurcated the case to hear MGM's and Danjaq's laches defense before commencing the jury trial on Mr. McClory's counterclaim. The judge issued his ruling on this defense on March 31, 2000, finding that Mr. McClory's claim was barred by laches as a matter of law, and dismissed the entire case with prejudice. On May 2, 2000, Mr. McClory appealed the court's decision. The parties have submitted briefs to the appellate court and await the outcome of the appeal.

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

  The Fleming-McClory litigation was resolved in 1963 by a settlement among Mr. Fleming, Mr. McClory and the other parties to the litigation in which Mr. McClory acknowledged that Mr. Fleming was the creator and proprietor of the James Bond character. Pursuant to that settlement, Mr. McClory was, in effect, given the film rights in the Thunderball documents and scripts attached to the settlement agreement, the rights to reproduce any part of Mr. Fleming's Thunderball novel in a film and to exhibit any such film in any manner whatsoever and the rights to use the James Bond character in the film Thunderball. We believe these rights, at most, gave Mr. McClory the right to make films of the story in the novel Thunderball (i.e. a "remake" of Thunderball). UA and Danjaq produced the film Thunderball with Kevin McClory in 1965. Mr. McClory has at various times since 1963 taken the position that he has broader rights to use the James Bond character than simply remake Thunderball, but since 1965 he has only made the 1983 film Never Say Never Again, which Mr. McClory claimed was a remake of the film Thunderball. MGM has since obtained the rights to Never Say Never Again.

  We believe that another remake of Thunderball by Mr. McClory would not have a material adverse effect on our business or results of operations. However, a determination that Mr. McClory has broader rights to produce or exploit other films, television programs or other similar programs that are based, in whole or in part, on the James Bond character or that he has a right to any of the profits from the James Bond films that Danjaq and MGM have produced could have a material adverse effect on our business and results of operations.

  On February 2, 1999, the United States Department of Justice (Antitrust Division), in the course of an antitrust investigation, issued a Civil Investigative Demand to us, requiring us to produce certain information concerning conduct, activities or proposed action in the motion picture exhibition industry. We believe that similar demands were issued to other major studios. We have complied with the civil investigative demand. See "Item
1. Regulation."

  On June 1, 1999, former President Clinton asked the Department of Justice and the Federal Trade Commission to study the extent to which the video game, music and movie industries market violent content to children and whether those industries are abiding by their own voluntary rating systems and regulations. We, along with the other major studios voluntarily cooperated with the Federal Trade Commission's request for information in connection with the study. In September 2000, the FTC issued its report. In response we and the other major studios agreed to a 12-point initiative put forward by the MPAA, concerning the marketing of films rated "R" for violence. In September 2000, we and the other major studios sent representatives to testify before the Senate Commerce Committee, to explain our commitment to the new marketing initiatives, which we have been implementing and the Committee and certain of its members have followed up with several additional requests for information to which the member companies have responded. In January 2001, the Senate Commerce Committee formally asked the FTC to conduct two follow-up reports in the Spring and Fall of 2001. See "Item 1. Regulation."

  On January 19, 2000, a complaint was filed naming Metro-Goldwyn-Mayer Home Entertainment Inc. as a defendant in a matter entitled Ronald Cleveland d/b/a Lone Star Videotronics, et al., v. Viacom Inc., et al. (Case No. 99CA0783-EP). The case was filed as a putative class action in the United States District Court for the Western District of Texas San Antonio Division. Viacom Inc., Paramount Home Video, Inc., Buena Vista Home Entertainment, Inc., Time Warner Entertainment Company, L.P. d/b/a Warner Home Video, Columbia Tri-Star Home Video, Inc., Universal Studios Home Video, Inc., and Twentieth Century Fox Home Entertainment, Inc. are also named as defendants in the action, which was originally filed against them on July 21, 1999. The plaintiffs claim that the defendant studios conspired with each other and with Blockbuster Inc. with respect to their home video rental distribution arrangements to discriminate illegally against independent video retailers in favor of Blockbuster, in violation of the Sherman Antitrust Act, the California Cartwright Act, the California Unfair Practices Act, and the California Unfair Competition Statute. We deny the material allegations of the complaint, and we will defend ourselves vigorously against plaintiffs' claims. The plaintiffs have not yet quantified their claim for damages, nor has a class been certified.

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

  On July 14, 2000, another of MGM's insurers, Fireman's Fund, filed suit against AISLIC and AIG for equitable contribution, equitable indemnity and subrogation, and against MGM and Danjaq for reimbursement, allocation and declaratory relief, arising from the same circumstances as the AISLIC v. MGM suit. On September 27, 2000, the Court issued an order deeming Fireman's Fund Insurance Co. v. AIG, et al. (Case No. BC 233429) related to AISLIC v. MGM, with both matters to be handled by the same judge.

  The cases were deemed "complex" litigation and referred to a new judge who held an initial status conference on January 16, 2001. The cases are still in the discovery phase. The parties are currently engaged in discovery and no trial date has been set.

  On October 9, 2000, MGM Studios was served with the complaint in Citizens for Fair Treatment v. Time Warner Entertainment, et al. (Case No. 063137), an industry-wide action brought by a public interest organization, which claims that the seven major studios and New Line Cinema have violated California laws prohibiting deceptive, unfair and unlawful business practices by allegedly marketing "R" rated films to children under 17 years of age. The basis for the complaint is the findings of the Federal Trade Commission's September 2000 report concerning studio marketing practices. The complaint seeks restitution and disgorgement of all monies attributable to the alleged wrong-doing, as well as an injunction restraining and enjoining defendants from targeting and marketing R-rated films to children under 17. We deny the material allegations of the complaint, and we will defend ourselves vigorously against plaintiffs' claims.

  Following our submission of a claim for coverage under the Contingent Extra Expense Insurance Policy issued in connection with the picture Red Corner, certain of the insurers disputed coverage and, on December 1, 2000, filed a lawsuit entitled HIH Casualty and General Insurance Ltd., et al., v. Metro-Goldwyn-Mayer Inc. and United Artists Corporation Limited in the Commercial Court in England, purporting to avoid the policy and/or seeking damages for alleged misrepresentations and/or non-disclosures. We have retained English counsel and will seek to enforce our rights pursuant to the policy.

  On December 8, 2000, the Federal Court of Canada in Ottawa, Ontario, issued an Order directed to eighteen distributors (purporting to include one of our subsidiaries) and twenty-three exhibitors, requesting them to produce certain information relating to theatrical distribution and exhibition. The Court issued the Order upon application of the Commissioner of Competition in connection with the Commissioner's civil investigation into allegations that certain exhibitors and distributors have entered into arrangements, or have conducted the distribution and exhibition of motion pictures in an anticompetitive manner. We have retained Canadian counsel. See "Item 1. Regulation."

  In addition, from time to time, we become involved in other litigation arising in the normal course of business, and we believe that none of such other litigation as is currently pending will have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Securityholders

  None.

Executive Officers of the Company

  Alex Yemenidjian, age 45, has been Chairman of the Board and Chief Executive Officer since April 1999 and has been a director since November 1997. Mr. Yemenidjian has served as a director of MGM Grand, Inc. (now known as "MGM MIRAGE") since 1989. Mr. Yemenidjian served as the President of MGM Grand, Inc. from July 1995 through December 1999. Mr. Yemenidjian has also served MGM Grand, Inc. in other capacities during such period, including as Chief Operating Officer from June 1995 until April 1999 and as Chief Financial Officer from May 1994 to January 1998. In addition, Mr. Yemenidjian served as an executive of Tracinda from January 1990 to January 1997 and from February 1999 to April 1999.

  Christopher J. McGurk, age 44, has been Vice Chairman of the Board and Chief Operating Officer since April 1999. From November 1996 until joining MGM, Mr. McGurk served in executive capacities with Universal Pictures, a division of Universal Studios, most recently as President and Chief Operating Officer. Prior to joining Universal, Mr. McGurk spent eight years at The Walt Disney Company, including as President, Motion Pictures Group, Walt Disney Studios from 1994 to 1996 and as Executive Vice President and Chief Financial Officer from 1990 to 1994.

  William A. Jones, age 59, has been Senior Executive Vice President and Secretary since June 1997 and, prior thereto, served as Executive Vice President--Corporate Affairs and Secretary since January 1995. Mr. Jones served as Executive Vice President, General Counsel and Secretary from May 1991 to January 1995 and as General Counsel and Secretary of our predecessors since 1983. Mr. Jones was a director of MGM-Pathe from June 1991 to January 1992.

  Daniel J. Taylor, age 44, has been Senior Executive Vice President and Chief Financial Officer since June 1998 and, prior thereto, was Executive Vice President--Corporate Finance since August 1997. From May 1991 to July 1997, Mr. Taylor served as an executive of Tracinda. Prior thereto, Mr. Taylor served as Vice President--Taxes and in various other capacities at our predecessor from 1985 to May 1991.

  Jay Rakow, age 48, has been Senior Executive Vice President and General Counsel since August 2000. From 1989 to l993 and from l996 to 2000, Mr. Rakow was a partner in the law firm of Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro. From 1993 to 1996, Mr. Rakow took a leave from the firm to become Senior Vice President and General Counsel of Paramount Pictures Corporation. Prior to 1989 Mr. Rakow was with the law firm of Wyman, Bautzer, Christensen, Kuchel & Silbert.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  Our common stock is listed with, and trades on, the New York Stock Exchange under the symbol "MGM." On February 12, 2001, the closing sale price per share of our common stock on the NYSE, as reported by the Dow Jones News Retrieval, was $20.52. The following table sets forth the high and low closing sale prices of the common stock on the NYSE, as reported by the Dow Jones News Retrieval, for our two most recent fiscal years.

                                                               High       Low
                                                             --------- ---------
   2000
   Fourth Quarter........................................... $22 13/16 $14 15/16
   Third Quarter............................................  26 1/2    22
   Second Quarter...........................................  30 3/8    23 15/16
   First Quarter............................................  28 1/16   21 11/16

   1999
   Fourth Quarter........................................... $25 1/8   $15 1/2
   Third Quarter............................................  21 5/8    16 7/8
   Second Quarter...........................................  18 5/8    12 11/16
   First Quarter............................................  13 9/16   10 3/8

  As of February 12, 2001, there were 218,137,488 shares issued and outstanding and in excess of 2,000 beneficial holders of our common stock, including individual participants in security position listings.

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

Item 6. Selected Consolidated Financial Data

  Our selected consolidated financial data presented below have been derived from our audited consolidated financial statements. Our audited consolidated financial statements for the years ended December 31, 1997, 1998, 1999 and 2000, and the period from October 11 to December 31, 1996, and the audited consolidated financial statements of MGM Studios (predecessor) for the period from January 1 to October 10, 1996 were audited by Arthur Andersen LLP, independent public accountants.

                                                                    Successor
                                                                    ---------
                          Predecessor                               Year Ended December 31,
                          ------------                  --------------------------------------------------
                          January 1 to    October 11 to
                          October 10,     December 31,
                              1996           1996(1)      1997(1)    1998(1)(2)  1999(1)(2)(3) 2000(1)(2)
                          ------------    ------------- -----------  ----------  ------------- -----------
                                                        (in thousands, except share data)
Statements of Operations
 Data:
Revenues................   $  912,706      $   228,686  $   831,302  $1,240,723   $ 1,142,433  $ 1,237,447
Expenses:
  Films and television
   production and
   distribution.........      953,820          195,076      799,539   1,191,848     1,172,740    1,019,897
  General and
   administration
   expenses.............       60,056           18,319       87,644      92,244        92,116      103,333
  Severance and related
   costs................          --               --           --       13,182        76,158       (3,715)
  Contract termination
   fee..................          --               --           --          --        225,000          --
  Goodwill amortization.       11,570            1,717       11,230      14,289        14,853       14,734
  Provision for
   impairment...........      563,829 (4)          --           --          --            --           --
                           ----------      -----------  -----------  ----------   -----------  -----------
                            1,589,275          215,112      898,413   1,311,563     1,580,867    1,134,249
Operating income (loss).     (676,569)          13,574      (67,111)    (70,840)     (438,434)     103,198
Interest expense, net of
 amounts capitalized....      (71,375)          (9,875)     (53,105)    (80,611)      (86,445)     (51,425)
Interest and other
 income, net............        3,179              813        2,447       3,984         3,770       12,706
                           ----------      -----------  -----------  ----------   -----------  -----------
Income (loss) before
 provision for income
 taxes..................     (744,765)           4,512     (117,769)   (147,467)     (521,109)      64,479
Income tax provision....         (273)          (4,346)     (10,345)    (10,181)       (9,801)     (13,480)
                           ----------      -----------  -----------  ----------   -----------  -----------
Net income (loss).......   $ (745,038)     $       166  $  (128,114) $ (157,648)  $  (530,910) $    50,999
                           ==========      ===========  ===========  ==========   ===========  ===========
Earnings (loss) per
 share:
  Basic.................                   $      0.01  $     (4.47) $    (2.08)  $     (3.36) $      0.25
  Diluted...............                   $      0.00  $     (4.47) $    (2.08)  $     (3.36) $      0.24
Weighted average number
 of common shares
 outstanding
  Basic.................                    16,692,217   28,634,362  75,816,326   158,015,955  204,797,589
  Diluted...............                    37,796,672   28,634,362  75,816,326   158,015,955  210,313,274


Other Operating Data
 (unaudited):
Cash flow from operating
 activities.............   $  343,137      $    61,328  $   245,318  $  433,543   $   264,722  $   628,497
Cash flow used in
 investing activities...     (380,142)      (1,390,861)  (1,285,674)   (903,922)     (881,809)    (829,200)
Cash flow from financing
 activities.............       44,852        1,345,394    1,028,784     521,566       715,227      125,845
EBITDA (unaudited)(5)...      (87,289)          16,709      (49,098)    (47,987)     (413,980)     131,846
Capital expenditures....        6,901            2,079        9,555      14,005        14,883       12,259
Depreciation expense....        4,645            1,418        6,783       8,564         9,601       13,913

Balance Sheet Data:
Cash and cash
 equivalents............   $   24,717      $    16,381  $     3,978  $   54,839   $   152,213  $    77,140
Film and television
 costs, net.............    1,006,402        1,099,201    1,867,126   2,076,663     2,164,458    2,422,799
Total assets............    1,744,234        1,774,668    2,822,654   3,158,978     3,424,361    3,548,190
Bank and other debt.....    1,229,499          444,427      890,508     720,574       719,438      709,952
Stockholders' equity....          --           903,122    1,378,555   1,919,657     2,116,824    2,309,687
Cash dividends..........        3,995              --           --          --            --           --

--------
(1) Reflects the consolidated balance sheet and results of operations of the combined entity resulting from our acquisition of MGM Studios.

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

  We distribute our motion picture and television productions in foreign countries and, in recent years, have derived approximately 40 percent of our revenues from foreign sources. Approximately 25 percent of our revenues are denominated in foreign currencies. In addition, we incur certain operating and production costs in foreign currencies. As a result, fluctuations in foreign currency exchange rates can adversely affect our business, results of operations and cash flows. We, in certain instances, enter into foreign currency exchange contracts in order to reduce exposure to changes in foreign currency exchange rates that affect the value of our firm commitments and certain anticipated foreign currency cash flows. These contracts generally mature within one year. We do not enter into foreign currency contracts for speculative purposes. Realized gains and losses on contracts that hedge anticipated future cash flows were not material in any of the periods presented herein. We had no significant foreign currency exchange contracts outstanding at December 31, 2000. See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk."

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

  Collective Bargaining Agreements. The motion picture and television programs produced by MGM Studios, and the other major U.S. studios, generally employ actors, writers and directors who are members of the Screen Actors Guild, Writers Guild of America, and Directors Guild of America, pursuant to industry-wide collective bargaining agreements. The collective bargaining agreement with Writers Guild of America is due to expire on or about May 1, 2001 and the collective bargaining agreement with Screen Actors Guild is due to expire on or about June 30, 2001. Negotiations to renew those agreements are underway, and there have been a number of public reports indicating that strikes by Writers Guild of America and Screen Actors Guild are a possibility in 2001. The Directors Guild of America collective bargaining agreement expires in mid-2002. Many productions also employ members of a number of other unions, including without limitation the International Alliance of Theatrical and Stage Employees and Teamsters. A strike by one or more of the unions that provide personnel essential to the production of motion pictures or television programs could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time involved, could cause delay or interruption in our release of new motion pictures and television programs and thereby could adversely affect our cash flow and revenues. Our revenues from motion pictures and television programs in our library should not be affected and may partially offset the effects of a strike to the extent, if any, that television exhibitors buy more library product to compensate for interruption in their first-run programming.

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

  Major studios also typically incur obligations to pay residuals to various guilds and unions including the Writers Guild of America, the Directors Guild of America, and the Screen Actors Guild. The residual payments are made on a picture-by-picture basis with respect to the exploitation of a motion picture in markets other than the primary intended markets for such picture and are calculated as a percentage of the gross revenues derived from the exploitation of the picture in these ancillary markets.

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

  Accounting for Motion Picture and Television Costs. In accordance with accounting principles generally accepted in the United States and industry practice, we amortize film and television programming costs using the individual-film-forecast method under which such costs are amortized for each film or television program in the ratio that revenue earned in the current period for such title bears to management's estimate of the total revenues to be realized from all media and markets for such title. Management regularly reviews, and revises when necessary, its total revenue estimates on a title-by-title basis, which may result in a change in the rate of amortization and/or a write-down of the film or television asset to net realizable value. These revisions can result in significant quarter-to-quarter fluctuations in film write-downs and amortization. A typical film or television program recognizes a substantial portion of its ultimate revenues within the first two years of release. By then, a film has been exploited in the domestic and international theatrical markets and the domestic and international home video markets, as well as the domestic and international pay television and pay-per-view markets, and a television program has been exploited on network television or in first-run syndication. A similar portion of the film's or television program's capitalized costs should be expected to be amortized accordingly, assuming the film or television program is profitable.

  The commercial potential of individual motion pictures and television programming varies dramatically, and is not directly correlated with production or acquisition costs. Therefore, it is difficult to predict or project a trend of our income or loss. However, the likelihood that we report losses, particularly in the year of a motion picture's release, is increased by the industry's method of accounting which requires the immediate recognition of the entire loss (through increased amortization) in instances where it is estimated the ultimate revenues of a motion picture or television program will not recover our costs. In addition, upon adoption of American Institute of Certified Public Accountants Statement of Position 00-2, "Accounting by Producers or Distributors of Films," in 2001, the Company will be required to expense film advertising costs as incurred as opposed to capitalizing these costs and amortizing these costs as part of film costs as was prior practice. On the other hand, the profit of a profitable motion picture or television program must be deferred and recognized over the entire revenue stream generated by that motion picture or television program. This method of accounting may also result in significant fluctuations in reported income or loss, particularly on a quarterly basis, depending on our release schedule and the relative performance of individual motion pictures or television programs. For films we released since January 1994 which resulted in feature film write-downs in the period of initial release, subsequent performance as it relates to this group of films has not resulted in additional material write-downs.

  In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 139, which, effective for financial statements for fiscal years beginning after December 15, 2000, rescinds Statement of Financial Accounting Standards No. 53. The companies that were previously subject to the requirements of Statement of Financial Accounting Standards No. 53 shall now follow the guidance in American Institute of Certified Public Accountants Statement of Position 00-2, "Accounting by Producers or Distributors of Films," issued in June 2000. Statement of Position 00-2 establishes new accounting and reporting standards for all producers and distributors that own or hold the rights to distribute or exploit films. Statement of Position 00-2 provides that the cumulative effect of changes in accounting principles caused by its adoption should be included in the determination of net income in conformity with Accounting Principles Board Opinion No. 20, "Accounting Changes." We adopted the statement of position beginning January 1, 2001 and will reflect the results of this change in our 2001 first quarter results. Based on our estimates at this time, the effect of adopting Statement of Position 00-2 as of January 1, 2001 will result in a one-time, non-cash cumulative effect charge to earnings of approximately $375 million to $400 million, primarily to reduce the carrying value of our film inventory. The new rules also require that advertising costs be expensed as incurred as opposed to the old rules which allowed advertising costs to be capitalized as part of film costs and amortized using the film forecast model. Due to the significant advertising costs incurred in the early stages of a film's release, we anticipate that the new rules will significantly impact our results of operations for the foreseeable future.

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement of Financial Accounting Standards No. 137, "Deferral of the Effective Date of Financial Accounting Standards Board No. 133, Accounting for Derivative Instruments and Hedging Activities," and by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of Financial Accounting Standards Board Statement No. 133," which is effective for all quarters of fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We intend to adopt Statement of Financial Accounting Standards No. 133 beginning January 1, 2001. We do not expect the adoption of this statement to materially impact our results of operations.

  Effective January 1, 2000, we adopted the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The accounting bulletin provides guidance on the recognition, presentation and disclosure of revenue in financial statements, including certain criteria for gross versus net recording of sales transactions. The adoption of Staff Accounting Bulletin No. 101 did not materially impact our results of operations.

  We adopted the Emerging Issues Task Force Issue No. 00-02, "Accounting For Web Site Development Costs" in 2000. The issuance provides guidance on accounting for costs incurred to develop a web site. The adoption of the issuance did not have a material impact on our financial statements.

Results of Operations

 Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

  The following table sets forth our operating results for the years ended December 31, 2000 and 1999. As stated in the financial statements and related notes thereto, in the year ended December 31, 1999 we incurred certain restructuring and other charges aggregating $214.6 million related to changes in senior management, a corresponding review of our operations and film projects in various stages of development and production, and other related costs. Additionally, in 1999 we accelerated the expiration of the Warner Home Video agreement, which resulted in a $225.0 million charge included in operating results for the year ended December 31, 1999. The operating results in 2000, therefore, are not comparable to the operating results in 1999.

                                                             Year Ended
                                                            December 31,
                                                        ----------------------
                                                           2000        1999
                                                        ----------  ----------
                                                           (in thousands)
Revenues:
  Feature films........................................ $1,058,296  $  888,303
  Television programs..................................    139,229     205,719
  Other................................................     39,922      48,411
                                                        ----------  ----------
    Total revenues..................................... $1,237,447  $1,142,433
                                                        ==========  ==========
Operating income (loss):
  Feature films........................................ $  200,478  $  (77,590)
  Television programs..................................     (2,649)     27,602
  Other................................................     19,721      19,681
  General and administration expenses..................   (103,333)    (92,116)
  Severance and related costs..........................      3,715     (76,158)
  Contract termination fee.............................        --     (225,000)
  Goodwill amortization................................    (14,734)    (14,853)
                                                        ----------  ----------
Operating income (loss)................................    103,198    (438,434)
Interest expense, net of amounts capitalized...........    (51,425)    (86,445)
Interest and other income, net.........................     12,706       3,770
                                                        ----------  ----------
Income (loss) before provision for income taxes........     64,479    (521,109)
Income tax provision...................................    (13,480)     (9,801)
                                                        ----------  ----------
Net income (loss)...................................... $   50,999  $ (530,910)
                                                        ==========  ==========

  Feature Films. Feature film revenues increased by $170.0 million, or 19 percent, to $1,058.3 million in the year ended December 31, 2000 compared to the year ended December 31, 1999.

  Worldwide theatrical revenues decreased by $108.3 million, or 43 percent, to $143.0 million in 2000, primarily due to fewer releases in 2000 compared to 1999. Overall, in 2000 we released eight feature films in the domestic theatrical marketplace, four of which were released on a limited distribution basis, and five new films were released in international markets. Releases in 2000 included Autumn in New York and Return To Me, as well as the continued release of The World Is Not Enough in worldwide markets. In 1999, we released 11 new feature films domestically and six new films internationally. Theatrical revenues in 1999 benefited from the successful releases of The World Is Not Enough, The Thomas Crown Affair and Stigmata.

  Worldwide home video revenues increased by $185.6 million, or 53 percent, to $538.2 million in 2000. In 2000, home video revenues reflected the release of the successful films The World Is Not Enough, The Thomas Crown Affair and Stigmata, as well as new library sales promotions including the James Bond movie series. In 1999, our domestic home video releases included Ronin, At First Sight, The Rage: Carrie 2 and The Mod Squad.

The continued growth in the digital video disc ("DVD") market also contributed to the increase in home video revenues. DVD sales increased to $224.0 million in 2000 from $79.4 million in 1999.

  Worldwide pay television revenues from feature films increased by $45.2 million, or 39 percent, to $160.9 million in 2000, principally due to the delivery to domestic pay television of The World Is Not Enough, The Thomas Crown Affair and Stigmata, which generated significant license fees, as well as increased revenue from our recently amended licensing agreement with Showtime Networks Inc. In 1999, we delivered The Man In The Iron Mask, Ronin and Disturbing Behavior, among others, to domestic pay television, which generated lower license fees than the films in 2000. Network television revenues from feature films increased by $33.6 million, or 328 percent, to $43.9 million in 2000 as we delivered Tomorrow Never Dies to network television and entered into a new licensing arrangement for additional titles in the James Bond movie series. There were no comparable films delivered in 1999. Worldwide syndicated television revenues from feature films increased by $15.5 million, or 11 percent, to $157.2 million in 2000, principally due to the basic cable delivery of Red Corner and increased library sales in international markets.

  Other feature film revenues decreased by $1.6 million, or 10 percent, to $15.1 million in 2000 due to lower third party royalty income collected in the period.

  Operating income from feature films increased by $278.1 million to $200.5 million in 2000 as compared to an operating loss of $77.6 million in 1999. The increase in operating income reflected the increased revenues discussed above as well as reduced third party distribution fees, principally due to the termination of the Warner Home Video and UIP distribution arrangements. Additionally, operating results in 1999 reflected feature film write-downs of $51.4 million and additional reserves of $129.4 million for charges regarding a re-evaluation in June 1999 of several film projects in various stages of development and production associated with the changes in our senior management, which resulted in aggregate film-related charges of $180.8 million. There were no comparable charges in 2000.

  Television Programming. Television programming revenues decreased by $66.5 million, or 32 percent, to $139.2 million in 2000. We had no network television revenues for programming in 2000 as compared to network revenues in 1999 of $10.7 million, when we had The Magnificent Seven series and two television movies in broadcast on network television. Worldwide pay television revenues decreased by $0.7 million, or 3 percent, to $20.7 million in 2000, due to the delivery of fewer made-for-television movies in 2000 than in 1999. Additionally, in 1999 we recognized $8.2 million in consideration for the termination of certain domestic pay television contractual commitments. There were no such transactions in 2000.

  Worldwide syndicated television programming revenues decreased by $50.3 million, or 33 percent, to $102.3 million in 2000, primarily due to lower basic cable sales than in 1999, which included significant new sales for the series The Outer Limits, Poltergeist: The Legacy and In the Heat of the Night. Worldwide home video revenues with respect to television programming increased by $2.8 million, or 24 percent, to $14.6 million in 2000, primarily due to the release of the animated video Tom Sawyer.

  We incurred an operating loss from television programming of $2.6 million in 2000 as compared to operating income of $27.6 million in 1999. The decrease reflected the reduced revenues discussed above, as well as increased programming write-downs of $19.1 million in 2000 as compared to write-downs of $8.5 million in 1999.

  Other. Other revenues included distribution of consumer products, interactive media and branded programming services, as well as music soundtrack and royalty income and third party audit recoveries. Operating profit from other businesses increased by $0.1 million, or 1 percent, to $19.7 million in 2000 as compared to 1999. Operating results in 2000 included consumer products revenue of $11.2 million and music soundtrack and royalty revenue of $8.6 million, as compared to consumer products revenue of $10.7 million and music soundtrack and royalty revenue of $9.7 million in 1999. Interactive media revenues increased by $4.3 million, or 44 percent, to $14.1 million in 2000 as compared to 1999, principally related to increased royalties from the release of the interactive game version of Tomorrow Never Dies. In 2000, we recognized $2.0 million in profits from our equity investments, which included our interest in various international television channels. In 1999, we incurred aggregate start-up losses of $6.3 million on our equity investments, including our interest in the cable programming joint venture, MGM Networks Latin America. Additionally, operating results in 2000 included the receipt of $6.0 million in third party audit recoveries and other miscellaneous income as compared to higher recoveries of $18.3 million in 1999, which included the settlement of several significant third party audits.

  Expenses for other businesses included interactive product costs of $4.4 million in 2000 as compared to higher development costs of $7.9 million in 1999. Consumer products cost of sales were $3.0 million in 2000 as compared to $3.4 million in 1999. Overhead charges for other businesses aggregated $7.1 million in 2000 and $5.0 million in 1999. The increase in overhead charges principally reflected the expansion of our new businesses related to website and branded programming services. Other expenses aggregated $7.7 million in 2000 and $6.3 million in 1999. Other expenses reflected costs to develop our new website, distribution expenses related to music and branded programming services, as well as foreign currency transaction losses.

  General and Administration Expenses. General and administration expenses increased by $11.2 million, or 12 percent, to $103.3 million in 2000, primarily due to a new employee incentive plan implemented in 2000, an increase in an employee stock grant and lower legal recoveries collected than in 1999, partially offset by cost savings associated with a company-wide restructuring in June 1999.

  Severance and Related Costs. As discussed in Note 2 to the Consolidated Financial Statements, in 1999 we incurred executive severance and other related charges of $76.2 million attributable to changes in senior management and the estimated costs of withdrawing from our arrangements with United International Pictures.

  In 2000, we reduced previously charged reserves by $5.0 million due to a negotiated settlement with United International Pictures regarding our withdrawal from the joint venture. Additionally, in June 2000 we incurred severance and other related charges of $1.3 million associated with the closure of a foreign sales office.

  Contract Termination Fee. On March 12, 1999, we agreed to accelerate the expiration of the right of Warner Home Video to distribute our product in the home video marketplace under an agreement executed in 1990. In consideration for the early expiration of the Warner Home Video agreement, we paid Warner Home Video $225.0 million in 1999. The parties restructured the terms of the Warner Home Video agreement, which functioned as an interim distribution agreement, under which Warner Home Video distributed certain of our product in the home video marketplace. Additionally, we reconveyed to Turner Entertainment Co., Inc., an affiliate of Warner Home Video, the right that we had to distribute in the home video markets worldwide until June 2001, 2,950 Turner titles that had been serviced under the Warner Home Video agreement. The transitional video agreement expired on January 31, 2000, at which time we commenced distribution of our home video product in the domestic market. Concurrently, we contracted with Fox Entertainment Group, Inc. to distribute our home video product internationally beginning on February 1, 2000. We recorded a pre-tax contract termination charge in the year ended December 31, 1999 for $225.0 million for costs in connection with the early expiration of Warner Home Video's rights under the Warner Home Video agreement.

  Interest Expense, Net of Amounts Capitalized. Net interest expense decreased by $35.0 million, or 41 percent, to $51.4 million in 2000 due to debt repayment associated with proceeds received in November 1999 from our rights offering, as well as proceeds from new issuances of our common stock in 2000.

  Interest and Other Income. Interest and other income increased by $8.9 million, or 237 percent, to $12.7 million in 2000 due to interest income earned on our short-term investments, which have increased from retained proceeds from our November 1999 rights offering as well as the May 2000 and August 2000 issuances of our common stock.

  Income Tax Provision. The provision for income taxes increased by $3.7 million, or 38 percent, to $13.5 million in 2000 principally due to increased foreign remittance taxes attributable to increased international distribution revenues.

 Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

  The following table sets forth our operating results for the years ended December 31, 1999 and 1998. As stated in the financial statements and related notes thereto, in June 1999 we incurred certain restructuring and other charges aggregating $214.6 million related to changes in senior management, a corresponding review of our operations and film projects in various stages of development and production, and other related costs. Additionally, in March 1999 we accelerated the expiration of the Warner Home Video agreement, which resulted in a $225.0 million charge included in operating results for the year ended December 31, 1999. The operating results in 1999, therefore, are not comparable to the operating results in 1998.

                                                             Year Ended
                                                            December 31,
                                                        ----------------------
                                                           1999        1998
                                                        ----------  ----------
                                                           (in thousands)
Revenues:
  Feature films........................................ $  888,303  $1,005,747
  Television programs..................................    205,719     197,759
  Other................................................     48,411      37,217
                                                        ----------  ----------
    Total revenues..................................... $1,142,433  $1,240,723
                                                        ==========  ==========
Operating income (loss):
  Feature films........................................ $  (77,590) $   39,748
  Television programs..................................     27,602      12,885
  Other................................................     19,681      (3,758)
  General and administration expenses..................    (92,116)    (92,244)
  Severance and related costs..........................    (76,158)    (13,182)
  Contract termination fee.............................   (225,000)        --
  Goodwill amortization................................    (14,853)    (14,289)
                                                        ----------  ----------
Operating loss.........................................   (438,434)    (70,840)
Interest expense, net of amounts capitalized...........    (86,445)    (80,611)
Interest and other income, net.........................      3,770       3,984
                                                        ----------  ----------
Loss before provision for income taxes.................   (521,109)   (147,467)
Income tax provision...................................     (9,801)    (10,181)
                                                        ----------  ----------
Net loss............................................... $ (530,910) $ (157,648)
                                                        ==========  ==========

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

  Worldwide home video revenues decreased by $138.6 million, or 28 percent, to $352.6 million in 1999, principally due to the expiration of the Warner Home Video agreement, which resulted in the termination of our distribution arrangements with Turner Entertainment Co. effective January 1, 1999. In 1998, we generated

$134.3 million in gross revenues from its distribution of the Turner product, including the re-release of Gone With The Wind. In 1999 our home video releases included Ronin, At First Sight, The Rage: Carrie 2, Disturbing Behavior and The Mod Squad, as compared to our releases in 1998 of Tomorrow Never Dies and The Man In The Iron Mask, as well as Red Corner, Species 2 and Hoodlum. Partially offsetting the decrease in Turner product revenues discussed above were increased DVD, which grew to $79.4 million in 1999 from $29.8 million in 1998.

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

  Expenses for other businesses include interactive product costs of $7.9 million in 1999 as compared to $16.5 million in 1998, which costs related to increased development spending in the prior year. Consumer products cost of sales were $3.4 million in 1999 as compared to $5.6 million in 1998, when we incurred certain start-up expenses associated with a newly launched catalogue business. In addition, operating expenses for other businesses in 1999 included aggregate losses of $6.3 million on our equity investments, including our interest in the newly launched cable programming joint venture, MGM Networks Latin America, as compared to $12.5 million for such start-up losses in 1998. Overhead charges for other businesses aggregated $5.0 million in 1999 and $6.7 million in 1998. The decrease in overhead charges principally reflected reduced spending in our consumer products and interactive divisions. Bad debt and other expenses aggregated $5.5 million in 1999 with no comparable charges in 1998.

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

  Contract Termination Fee. On March 12, 1999, we agreed to accelerate the expiration of the right of Warner Home Video to distribute our product in the home video marketplace under an agreement executed in 1990. In consideration for the early expiration of the Warner Home Video agreement, we paid Warner Home Video $225.0 million in 1999. The parties restructured the terms of the Warner Home Video agreement, which functioned as an interim distribution agreement, under which Warner Home Video distributed certain of our product in the home video marketplace. Additionally, we reconveyed to Turner Entertainment Co., Inc., an affiliate of Warner Home Video, the right that we had to distribute in the home video markets worldwide until June 2001, 2,950 Turner titles that had been serviced under the Warner Home Video agreement. The transitional video agreement expired on January 31, 2000, at which time we commenced distribution of our home video product in the domestic market. Concurrently, we contracted with Fox Entertainment Group, Inc. to distribute our home video product internationally beginning on February 1, 2000. We recorded a pre-tax contract termination charge in the year ended December 31, 1999 for $225.0 million for costs in connection with the early expiration of Warner Home Video's rights under the Warner Home Video agreement.

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

  The following table sets forth EBITDA for the years ended December 31, 2000, 1999 and 1998:

                                               Year Ended December 31,
                                         -------------------------------------
                                            2000          1999         1998
                                         ----------  -------------- ----------
                                                     (In thousands)
Revenues:
  Feature films......................... $1,058,296    $  888,303   $1,005,747
  Television programs...................    139,229       205,719      197,759
  Other.................................     39,922        48,411       37,217
                                         ----------    ----------   ----------
    Total revenues...................... $1,237,447    $1,142,433   $1,240,723
                                         ==========    ==========   ==========
EBITDA:
  Feature films......................... $  200,478    $  (77,590)  $   39,748
  Television programs...................     (2,649)       27,602       12,885
  Other.................................     19,721        19,681       (3,758)
  General and administration expenses...    (89,419)      (82,515)     (83,680)
  Severance and related costs
   (recoveries).........................      3,715       (76,158)     (13,182)
  Contract termination fee..............        --       (225,000)         --
                                         ----------    ----------   ----------
  EBITDA................................    131,846      (413,980)     (47,987)
Depreciation and non-film amortization..    (28,648)      (24,454)     (22,853)
                                         ----------    ----------   ----------
Operating income (loss).................    103,198      (438,434)     (70,840)
Interest expense, net of amounts
 capitalized............................    (51,425)      (86,445)     (80,611)
Interest and other income, net..........     12,706         3,770        3,984
                                         ----------    ----------   ----------
Income (loss) before provision for
 income taxes...........................     64,479      (521,109)    (147,467)
Income tax provision....................    (13,480)       (9,801)     (10,181)
                                         ----------    ----------   ----------
Net income (loss)....................... $   50,999    $ (530,910)  $ (157,648)
                                         ==========    ==========   ==========

Liquidity and Capital Resources

  General. Our operations are capital intensive. In recent years we have funded our operations primarily from (i) the sale of equity securities, (ii) bank borrowings and (iii) internally generated funds. During the year ended December 31, 2000, the net cash provided by operating activities was $628.5 million; net cash used in investing activities (primarily additions to film and television costs) was $829.2 million; and net cash provided by financing activities (primarily sale of equity securities) was $125.8 million.

  Sales of Equity Securities. Sales of equity securities included proceeds from our initial public offering and Tracinda Corporation's concurrent purchase of our common stock, which were completed in November 1997, our 1998 rights offering, which was completed in November 1998, and our 1999 rights offering, which was completed in November 1999.

  Additionally, pursuant to a Form S-3 shelf registration statement filed with the Securities and Exchange Commission, in 2000 we sold 5,363,800 shares of our common stock for aggregate net proceeds of $133.4 million. The proceeds are being used for general operating purposes.

  In February 2001, pursuant to our shelf registration statement, we sold 10,660,590 shares of common stock for gross proceeds of $220.5 million. Additionally, Tracinda purchased 15,715,667 shares of Series B preferred stock for gross proceeds of $325.0 million. The Series B preferred stock is non-voting, has a liquidation preference of $.01 per share and will become convertible on a 1:1 basis into shares of common stock at the option of the holder upon shareholder approval. No dividends accrue or are payable with respect to the Series B preferred stock.

  The proceeds will be used to pay a portion of the $825 million cost to acquire a 20 percent interest in two general partnerships which own and operate four cable channels, American Movie Channel, Bravo, the Independent Film Channel and WE: Women's Entertainment (formerly Romance Classics). These partnerships are now wholly-owned by Rainbow Media, a majority-owned subsidiary of Cablevision Systems Corporation. The acquisition is expected to be completed in April 2001. We intend to obtain the rest of the funds needed through sales of equity securities. See "Background of the Company" and "Recent Developments."

  Bank Borrowings. We have a $1.3 billion syndicated credit facility consisting of (i) a six year $600.0 million revolving credit facility, (ii) a $400.0 million seven and one-half year term loan and (iii) a $300.0 million eight and one-half year term loan. We used a portion of the proceeds from our 1999 rights offering to repay all amounts then outstanding under the revolving facility. As of February 1, 2001, $576.2 million was available (including outstanding letters of credit) under our credit facility, which also contains provisions allowing, under certain circumstances, for an additional $200.0 million tranche.

  Currently, the revolving facility and the $400.0 million term loan bear interest at 2.25 percent over the Adjusted LIBOR rate, as defined therein (7.64 percent at February 1, 2001), and the $300.0 million term loan bears interest at 2.50 percent over the Adjusted LIBOR rate (7.89 percent at February 1, 2001). We have entered into three-year fixed interest rate swap contracts in relation to a portion of our credit facility for a notional value of $575.0 million at an average rate of approximately 7.82 percent, which expire at various times no later than July 2003. We have also entered into additional forward interest rate swaps contracts commencing in 2001 for a notional value of $325.0 million at an average rate of approximately 8.71 percent, which expire on July 2003.

  Scheduled amortization of the term loans under our credit facility commences with $33.0 million in 2001, $73.0 million in 2002, $103.0 million in 2003, $103.0 million in 2004, and $103.0 million in 2005, with the remaining balance due at maturity. The revolving facility was entered into in October 1997 and matures on September 30, 2003, subject to extension under certain conditions.

  Our credit facility contains various covenants, including limitations on indebtedness, dividends and capital expenditures, and maintenance of certain financial ratios. Our credit facility was amended and restated on July 21, 2000, with less restrictive operating and financial covenants. As of December 31, 2000, we were in compliance with all applicable covenants. There can be no assurances that we will remain in compliance with such covenants or other conditions under our credit facility in the future. We anticipate substantial continued borrowing under our credit facility.

  Cash Provided by Operating Activities. In the year ended December 31, 2000, cash provided by operating activities was $628.5 million compared to cash provided by operating activities of $264.7 million in the year ended December 31, 1999. Cash provided by operating activities in 1999 was reduced by a $225.0 million payment to Warner Home Video in consideration for the early expiration of the Warner Home Video agreement.

  Cash Used in Investing Activities. In the year ended December 31, 2000, cash used in investing activities was $829.2 million, which included $811.0 million expended for film and television costs and other investing activities of $18.2 million. In the year ended December 31, 1999, cash used in investing activities was $881.8 million, which included the acquisition of the PolyGram N.V. libraries, containing over 1,300 feature films, for $235.0 million, plus acquisition related costs of approximately $1.2 million, and film and television costs of $624.6 million, as well as other investing activities of $21.0 million.

  Cash Provided by Financing Activities. In the year ended December 31, 2000, cash provided by financing activities was $125.8 million, which included $133.4 million in net proceeds from the sale of our common stock and $4.8 million for the exercise of stock options, partially offset by net repayments of borrowed funds of $9.1 million and financing fees of $3.3 million. In the year ended December 31, 1999, cash provided by financing activities was $715.2 million, consisting of $719.5 million in net proceeds from the sale of our common stock and exercise of stock options, partially offset by net repayments of borrowed funds of $4.2 million.

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

  We incurred approximately $3.0 million of additional costs in the year ended December 31, 2000 in connection with the integration of the PolyGram N.V. libraries and our transition to home video self-distribution in the U.S. and Canadian markets. We do not expect our obligations for property and equipment expenditures, including the purchase of computer systems and equipment and other improvements, to exceed $35.0 million per year.

  In connection with our termination of the Warner Home Video agreement, we anticipate that the worldwide home video distribution rights reconveyed to Turner Entertainment Co., Inc. will decrease our cash flow by approximately $10.0 million per year through June 2001.

  We are obligated to fund 50 percent of the expenses of MGM Networks Latin America up to a maximum of approximately $24.0 million. We have funded approximately $21.0 million under such obligation as of December 31, 2000.

  As a result of the change in senior management, we did not commence production as anticipated under our business plan. Therefore, we released a reduced number of major films in 2000, which may adversely impact cash flows and results of operations at least through 2001. However, as opportunities arise, we will pursue the purchase of feature films from third parties that may be released during this period.

  We believe that the remaining proceeds from our 1999 rights offering as well as the proceeds from the sale of our common stock in 2000, together with amounts available under the revolving facility and cash flow from operations, will be adequate for us to conduct our operations in accordance with our business plan for at least the next twelve months. This belief is based in part on the assumption that our future releases will perform as planned. In addition to the foregoing sources of liquidity, we are currently considering various film financing alternatives.

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

  The following table provides information about our interest rate swaps outstanding at December 31, 2000:

                                           Amounts scheduled
                                           for maturity for
                                            the year ending
                                             December 31,       Estimated fair
                                           ------------------      value at
                                             2000      2001    December 31, 2000
                                           --------  --------  -----------------
Interest Rate Swaps
Variable to fixed:
  Notional value (in thousands)........... $450,000  $125,000       $ 3,132
  Average pay rate........................    5.394%    5.700%
  Average receive rate....................    6.719%    6.760%

  We have also entered into additional forward interest rate swap contracts commencing in 2001 for a notional value of $325.0 million at an average pay rate of approximately 6.208 percent, which expire in July 2003. At December 31, 2000, these forward contracts had an estimated fair value of $(2.7) million.

  Because approximately 25 percent of our revenues are denominated, and we incur certain operating and production costs in foreign currencies, we are subject to market risks resulting from fluctuations in foreign currency exchange rates. In certain instances, we enter into foreign currency exchange contracts in order to reduce exposure to changes in foreign currency exchange rates that affect the value of our firm commitments and certain anticipated foreign currency cash flows. We currently intend to continue to enter into such contracts to hedge against future material foreign currency exchange rate risks. We had no foreign currency exchange contracts outstanding at December 31, 2000.

Item 8. Financial Statements and Supplementary Data

  The Report of Independent Public Accountants, our Consolidated Financial Statements and Notes thereto appear in a separate section of this Form 10-K (beginning on page 51 following Part IV). The index to our Consolidated Financial Statements is included in Item 14.

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

                                    PART IV

Item 14. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

  (a) The following documents are filed as part of this report:

    1. Consolidated Financial Statements

      The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Form 10-K at pages 51 to 76.

    2. Financial Statement Schedules

      The financial statement schedules listed in the accompanying Index to Financial Statements are filed as part of this Form 10-K at pages 77 to 83.

    3. Exhibits

      The exhibits listed in the accompanying Exhibit Index on pages 84 to 86 are filed as part of this Form 10-K.

  (b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the quarter ended December 31, 2000.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 12, 2001

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

             Signature                           Title                   Date
             ---------                           -----                   ----

      /s/ Alex Yemenidjian           Chairman of the Board of      February 12, 2001
____________________________________  Directors, Chief Executive
          Alex Yemenidjian            Officer and Director

   /s/ Christopher J. McGurk         Vice Chairman, Chief          February 12, 2001
____________________________________  Operating Officer and
       Christopher J. McGurk          Director

        /s/ James Aljian             Director                      February 12, 2001
____________________________________
            James Aljian

    /s/ Francis Ford Coppola         Director                      February 12, 2001
____________________________________
        Francis Ford Coppola

      /s/ Willie D. Davis            Director                      February 12, 2001
____________________________________
          Willie D. Davis

     /s/ Michael R. Gleason          Director                      February 12, 2001
____________________________________
         Michael R. Gleason

   /s/ Alexander M. Haig, Jr.        Director                      February 12, 2001
____________________________________
       Alexander M. Haig, Jr.

       /s/ Kirk Kerkorian            Director                      February 12, 2001
____________________________________
           Kirk Kerkorian

      /s/ Frank G. Mancuso           Director                      February 12, 2001
____________________________________
          Frank G. Mancuso

             Signature                           Title                   Date
             ---------                           -----                   ----

     /s/ Priscilla Presley           Director                      February 12, 2001
____________________________________
         Priscilla Presley

       /s/ Jerome B. York            Director                      February 12, 2001
____________________________________
           Jerome B. York

      /s/ Daniel J. Taylor           Senior Executive Vice         February 12, 2001
____________________________________  President and Chief
          Daniel J. Taylor            Financial Officer

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Public Accountants..................................  51

Consolidated Balance Sheets as of December 31, 2000 and 1999..............  52

Consolidated Statements of Operations and Comprehensive Income (Loss) for
 the Years Ended December 31, 2000, 1999 and 1998.........................  53

Consolidated Statements of Stockholders' Equity for the Years Ended
 December 31, 2000, 1999 and 1998.........................................  54

Consolidated Statements of Cash Flows for the Years Ended December 31,
 2000, 1999 and 1998......................................................  55

Notes to Consolidated Financial Statements................................  56

Financial Statement Schedules

Report of Independent Public Accountants..................................  77

Schedule I: Financial Information of Registrant...........................  78

Schedule II: Valuation and Qualifying Accounts and Reserves...............  83

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Metro-Goldwyn-Mayer Inc.:

We have audited the accompanying consolidated balance sheets of Metro-Goldwyn-Mayer Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metro-Goldwyn-Mayer Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Los Angeles, California
February 8, 2001

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            METRO-GOLDWYN-MAYER INC.

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                      December 31, December 31,
                                                          2000         1999
                                                      ------------ ------------
                       ASSETS
                       ------
Cash and cash equivalents............................  $   77,140   $  152,213
Accounts and contracts receivable (net of allowance
 for doubtful accounts of $22,947 and $20,985,
 respectively).......................................     416,084      452,914
Film and television costs, net.......................   2,422,799    2,164,458
Investments in and advances to affiliates............      12,403       15,207
Property and equipment, net..........................      47,071       48,203
Excess of cost over net assets of acquired
 businesses, net.....................................     531,440      546,173
Other assets.........................................      41,253       45,193
                                                       ----------   ----------
                                                       $3,548,190   $3,424,361
                                                       ==========   ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Liabilities:
  Bank and other debt................................  $  709,952   $  719,438
  Accounts payable and accrued liabilities...........     168,144      189,904
  Accrued participants' share........................     217,231      237,102
  Income taxes payable...............................      34,056       31,619
  Advances and deferred revenues.....................      92,137      112,189
  Other liabilities..................................      16,983       17,285
                                                       ----------   ----------
    Total liabilities................................   1,238,503    1,307,537
                                                       ----------   ----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 25,000,000 shares
   authorized, none issued...........................         --           --
  Common stock, $.01 par value, 500,000,000 shares
   authorized, 207,217,585 and 201,419,331 shares
   issued............................................       2,072        2,014
  Additional paid-in capital.........................   3,072,611    2,931,004
  Deficit............................................    (765,507)    (816,506)
  Accumulated other comprehensive income.............         511          316
  Less: treasury stock, at cost......................         --            (4)
                                                       ----------   ----------
    Total stockholders' equity.......................   2,309,687    2,116,824
                                                       ----------   ----------
                                                       $3,548,190   $3,424,361
                                                       ==========   ==========

  The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                            METRO-GOLDWYN-MAYER INC.

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                (in thousands, except share and per share data)

                                                Year Ended December 31,
                                           ------------------------------------
                                              2000         1999         1998
                                           -----------  -----------  ----------
Revenues.................................  $ 1,237,447  $ 1,142,433  $1,240,723
Expenses:
  Film and television production and
   distribution..........................    1,019,897    1,172,740   1,191,848
  General and administrative expenses....      103,333       92,116      92,244
  Severance and related costs............       (3,715)      76,158      13,182
  Contract termination fee...............          --       225,000         --
  Goodwill amortization..................       14,734       14,853      14,289
                                           -----------  -----------  ----------
    Total expenses.......................    1,134,249    1,580,867   1,311,563
                                           -----------  -----------  ----------
Operating income (loss)..................      103,198     (438,434)    (70,840)
Other income (expense):
  Interest expense, net of amounts
   capitalized...........................      (51,425)     (86,445)    (80,611)
  Interest and other income, net.........       12,706        3,770       3,984
                                           -----------  -----------  ----------
    Total other expense..................      (38,719)     (82,675)    (76,627)
                                           -----------  -----------  ----------
Income (loss) from operations before
 provision for income taxes..............       64,479     (521,109)   (147,467)
Income tax provision.....................      (13,480)      (9,801)    (10,181)
                                           -----------  -----------  ----------
Net income (loss)........................       50,999     (530,910)   (157,648)
Foreign currency translation adjustments.          152           62        (741)
Unrealized gains on securities...........           43          --          --
                                           -----------  -----------  ----------
Comprehensive income (loss)..............  $    51,194  $  (530,848) $ (158,389)
                                           ===========  ===========  ==========
Income (loss) per share:
  Basic..................................  $      0.25  $     (3.36) $    (2.08)
                                           ===========  ===========  ==========
  Diluted................................  $      0.24  $     (3.36) $    (2.08)
                                           ===========  ===========  ==========
Weighted average number of common shares
 outstanding:
  Basic..................................  204,797,589  158,015,955  75,816,326
                                           ===========  ===========  ==========
  Diluted................................  210,313,274  158,015,955  75,816,326
                                           ===========  ===========  ==========

  The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                            METRO-GOLDWYN-MAYER INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (in thousands, except share data)

                             Common Stock
                          ------------------   Add'l    Retained   Accum. Other   Less:        Total
                            No. of     Par    Paid-in   Earnings   Comprehensive Treasury  Stockholders'
                            Shares    Value   Capital   (Deficit)     Income      Stock       Equity
                          ----------- ------ ---------- ---------  ------------- --------  -------------
Balance December 31,
 1997...................   65,765,655 $  658 $1,504,850 $(127,948)     $ 995     $   --     $1,378,555
Common stock issued in
 1998 rights offering,
 net....................   84,848,485    849    695,651       --         --          --        696,500
Common stock issued to
 directors, officers and
 employees, net.........      242,284      2      1,433       --         --          --          1,435
Amortization of deferred
 stock compensation.....          --     --       1,556       --         --          --          1,556
Foreign currency
 translation adjustment.          --     --         --        --        (741)        --           (741)
Net loss................          --     --         --   (157,648)       --          --       (157,648)
                          ----------- ------ ---------- ---------      -----     -------    ----------
Balance December 31,
 1998...................  150,856,424  1,509  2,203,490  (285,596)       254           0     1,919,657
Acquisition of treasury
 stock, at cost.........          --     --         --        --         --       (2,040)       (2,040)
Common stock issued in
 1999 rights offering,
 net....................   49,714,554    497    714,741       --         --          --        715,238
Common stock issued to
 directors, officers and
 employees, net.........      848,353      8     11,408       --         --        2,036        13,452
Amortization of deferred
 stock compensation.....          --     --       1,365       --         --          --          1,365
Foreign currency
 translation adjustment.          --     --         --        --          62         --             62
Net loss................          --     --         --   (530,910)       --          --       (530,910)
                          ----------- ------ ---------- ---------      -----     -------    ----------
Balance December 31,
 1999...................  201,419,331  2,014  2,931,004  (816,506)       316          (4)    2,116,824
Common stock issued to
 outside parties, net...    5,363,800     54    133,330       --         --          --        133,384
Common stock issued to
 directors, officers and
 employees, net.........      434,454      4      8,277       --         --            4         8,285
Other comprehensive
 income:
Foreign currency
 translation adjustment.          --     --         --        --         152         --            152
Unrealized gains on
 securities.............          --     --         --        --          43         --             43
Net income..............          --     --         --     50,999        --          --         50,999
                          ----------- ------ ---------- ---------      -----     -------    ----------
Balance December 31,
 2000...................  207,217,585 $2,072 $3,072,611 $(765,507)     $ 511     $   --     $2,309,687
                          =========== ====== ========== =========      =====     =======    ==========


  The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                            METRO-GOLDWYN-MAYER INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                  Year Ended December 31,
                                               -------------------------------
                                                 2000       1999       1998
                                               ---------  ---------  ---------
Operating activities:
  Net income (loss)..........................  $  50,999  $(530,910) $(157,648)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Amortization of film and television costs
     and participants' share.................    665,148    853,411    751,807
    Depreciation and amortization of property
     and equipment...........................     13,913      9,601      8,564
    Amortization of goodwill and deferred
     financing costs.........................     20,994     20,742     19,985
    Amortization of deferred executive
     compensation............................        --       1,365      1,556
    Stock contributions to employees,
     directors and employee savings plan.....      3,432      7,175      1,435
    Provision for bad debt and other
     reserves................................      3,545      3,425        467
    Loss on sale of marketable equity
     securities..............................      1,265        --         --
    (Gains) losses on equity investments,
     net.....................................     (1,953)       757     10,887
    (Increase) decrease in accounts and
     contracts receivable and other assets...     36,589    (73,245)   (81,436)
    Decrease in accounts payable, accrued and
     other liabilities, accrued participants'
     share and domestic and foreign taxes....   (152,518)   (10,770)  (121,264)
    Increase (decrease) in advances and
     deferred revenues.......................    (20,052)   (18,944)       335
    Foreign currency exchange (gain) loss....      7,135      2,115     (1,145)
                                               ---------  ---------  ---------
    Net cash provided by operating
     activities..............................    628,497    264,722    433,543
                                               ---------  ---------  ---------
Investing activities:
  Additions to film costs, net...............   (810,956)  (624,599)  (871,271)
  Acquisition of PFE Libraries...............        --    (236,201)       --
  Purchases of available-for-sale securities.   (152,819)       --         --
  Sales of available-for-sale securities.....    148,081        --         --
  Additions to property and equipment........    (12,259)   (14,883)   (14,005)
  Other investing activities, net............     (1,247)    (6,126)   (18,646)
                                               ---------  ---------  ---------
  Net cash used in investing activities......   (829,200)  (881,809)  (903,922)
                                               ---------  ---------  ---------
Financing activities:
  Net proceeds from issuance of equity
   securities to outside parties.............    133,384     73,184     73,185
  Net proceeds from issuance of equity
   securities to related parties.............      4,849    646,291    623,315
  Additions to borrowed funds................     54,000    872,172    472,478
  Repayments of borrowed funds...............    (63,121)  (876,420)  (647,412)
  Financing costs and other..................     (3,267)       --         --
                                               ---------  ---------  ---------
  Net cash provided by financing activities..    125,845    715,227    521,566
                                               ---------  ---------  ---------
Net change in cash and cash equivalents from
 operating, investing and financing
 activities..................................    (74,858)    98,140     51,187
Net decrease in cash due to foreign currency
 fluctuations................................       (215)      (766)      (326)
                                               ---------  ---------  ---------
Net change in cash and cash equivalents......    (75,073)    97,374     50,861
Cash and cash equivalents at beginning of the
 year........................................    152,213     54,839      3,978
                                               ---------  ---------  ---------
Cash and cash equivalents at end of the year.  $  77,140  $ 152,213  $  54,839
                                               =========  =========  =========

  The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                           METRO-GOLDWYN-MAYER INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2000

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

  Cash and Cash Equivalents. The Company considers all highly liquid debt instruments, purchased with an initial maturity of three months or less, to be cash equivalents. Included in other assets at December 31, 2000

                           METRO-GOLDWYN-MAYER INC.

and 1999 is approximately $7,680,000 and $2,143,000, respectively, of cash restricted by various escrow agreements. The carrying value of the Company's cash equivalents approximated cost at each balance sheet date.

  Marketable Securities. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. The Company has no investments in marketable securities as of December 31, 2000.

  Revenue Recognition. Revenues from theatrical distribution of feature films are recognized on the dates of exhibition. Revenues from direct home video distribution are recognized, net of an allowance for estimated returns, together with related costs, in the period in which the product is available for sale by the Company's customers. Under revenue sharing arrangements, the Company also participates in consumer rental revenues generated in the home video market by rental establishments and records revenue as earned. Revenues from television licensing, together with related costs, are recognized when the feature film or television program is available to the licensee for telecast. Long-term non-interest-bearing receivables arising from licensing agreements are discounted to present value.

  Accounting for Film and Television Costs. Except for purchase accounting adjustments, film costs include the costs of production, prints, pre-release and other advertising expected to benefit future periods and capitalized overhead and interest. These costs, as well as participations and talent residuals, are charged against earnings on an individual film basis in the ratio that the current year's gross film revenues bear to management's estimate of total remaining ultimate gross film revenues as of the beginning of the current year from all sources. The cost allocated to films revalued in purchase accounting (including the MGM, Orion and PolyGram film libraries) is being amortized over their estimated economic lives not to exceed 20 years.

  Film costs are stated at the lower of unamortized cost or estimated net realizable value on an individual film basis. Revenue and cost forecasts are continually reviewed by management and revised when warranted by changing conditions. When estimates of total revenues and costs indicate that a feature film or television program will result in an ultimate loss, additional amortization is recognized to the extent required to produce a zero gross margin over the remaining life of the film or television program.

  Property and Equipment. Except for purchase accounting adjustments, property and equipment are stated at cost. Property and equipment acquired as part of the acquisitions of MGM Studios and Orion are stated at estimated fair market value at the date of acquisition. Depreciation of property and equipment is computed under the straight-line method over the expected useful lives of applicable assets, ranging from three to five years. Leasehold improvements are amortized under the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the related leases. When property is sold or otherwise disposed of, the cost and related accumulated depreciation is removed from the accounts, and any resulting gain or loss is included in income. The costs of normal maintenance, repairs and minor replacements are charged to expense when incurred.

  Goodwill. The excess cost of acquisition over the fair market values of identifiable net assets acquired (goodwill) is amortized over an estimated useful life of 40 years using the straight-line method. The Company has adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets

                           METRO-GOLDWYN-MAYER INC.

and certain identifiable intangibles to be disposed of. The carrying value of existing assets is reviewed when events or changes in circumstances indicate that an impairment test is necessary in order to determine if an impairment has occurred. When factors indicate that such assets should be evaluated for possible impairment, the Company estimates the future cash flows expected to result from the use of the assets and their eventual disposition, and compares the amounts to the carrying value of the assets to determine if an impairment loss has occurred. Accumulated amortization of goodwill was $56,303,000 and $41,569,000 as of December 31, 2000 and 1999, respectively.

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

  Financial Instruments. The carrying values of short-term trade receivables and payables approximate their estimated fair values because of the short maturity of these instruments. The carrying values of receivables with maturities greater than one year have been discounted at LIBOR plus 2.50 percent (approximately 9.06 percent and 8.63 percent at December 31, 2000 and 1999, respectively), which approximates the Company's current effective borrowing rates.

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

  Accounts and Contracts Receivable. At December 31, 2000, accounts and contracts receivable aggregated $439,031,000 (before allowance for doubtful accounts), of which approximately $246,240,000 is due within one year. Concentration of credit and geographic risk with respect to accounts receivable is limited due to the large number and general dispersion of accounts which constitute the Company's customer base. The Company performs credit evaluations of its customers and in some instances requires collateral. At December 31, 2000, there were no significant customers accounting for greater than ten percent of the Company's accounts and contracts receivable. At December 31, 1999, approximately 17 percent of the Company's accounts and contracts receivable arose from an exclusive home video servicing agreement with Warner Home Video (see Note 3).

  Earnings Per Share. The Company computes earnings per share in accordance with SFAS No. 128, "Earnings Per Share" ("EPS"). The weighted average number of shares used in computing basic earnings or

                           METRO-GOLDWYN-MAYER INC.

loss per share was 204,797,589, 158,015,955 and 75,816,326 in the years ended December 31, 2000, 1999 and 1998, respectively. Dilutive securities of 5,515,685 related to stock options have been included in the calculation of diluted EPS for the year ended December 31, 2000. Dilutive securities of 2,220,972 and 1,642,556 are not included in the calculation of diluted EPS for the years ending December 31, 1999 and 1998, respectively, because they are antidilutive.

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

  New Accounting Pronouncements. Effective January 1, 2000, the Company adopted the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The SAB provides guidance on the recognition, presentation and disclosure of revenue in financial statements, including certain criteria for gross versus net recording of sales transactions. The adoption of SAB No. 101 did not materially impact the Company's results of operations.

  The Company adopted the Emerging Issues Task Force ("EITF") Issue No. 00-02, "Accounting For Web Site Development Costs" in 2000. The EITF provides guidance on accounting for costs incurred to develop a web site. The adoption of the EITF did not have a material impact on the Company's financial statements.

  In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 139, which, effective for financial statements for fiscal years beginning after December 15, 2000, rescinds FASB No. 53. The companies that were previously subject to the requirements of SFAS No. 53 shall now follow the guidance in American Institute of Certified Public Accountants Statement of Position ("SOP") 00-2, "Accounting by Producers or Distributors of Films," issued in June 2000. SOP 00-2 establishes new accounting and reporting standards for all producers and distributors that own or hold the rights to distribute or exploit films. SOP 00-2 provides that the cumulative effect of changes in accounting principles caused by its adoption should be included in the determination of net income in conformity with Accounting Principles Board Opinion No. 20, "Accounting Changes." The Company adopted SOP 00-2 beginning January 1, 2001 and will reflect the results of this change in the 2001 first quarter results. Based on the Company's estimates at this time, the effect of adopting SOP 00-2 as of January 1, 2001 will result in a one-time, non-cash cumulative effect charge to earnings of approximately $375,000,000 to $400,000,000, primarily to reduce the carrying value of its film inventory. The new rules also require that advertising costs be expensed as incurred as opposed to the old rules which allowed advertising costs to be capitalized as part of film costs and amortized using the film forecast model. Due to the significant advertising costs incurred in the early stages of a film's release, the Company anticipates that the new rules will significantly impact its results of operations for the foreseeable future.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Deferral of the Effective Date of FASB No. 133, Accounting for Derivative Instruments and Hedging Activities," and by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FASB No. 133," which is effective for all quarters of fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting

                           METRO-GOLDWYN-MAYER INC.

standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company intends to adopt SFAS No. 133 beginning January 1, 2001. The Company does not expect the adoption of SFAS No. 133 to materially impact its results of operations.

Note 2--Acquisitions, Restructuring and Other Charges

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

  Restructuring and Other Charges. In association with a restructuring program implemented by the Company in September 1998, the Company recorded a charge against earnings of $13,182,000 representing severance and other costs, of which $13,091,000 has been paid through December 31, 2000. This charge included the termination of 114 employees across all divisions of the Company.

  In June 1999, the Company incurred certain restructuring and other charges, in association with a change in senior management and a corresponding review of the Company's operations, aggregating $214,559,000 million, including (i) a $129,388,000 million reserve for pre-release film cost write-downs and certain other charges regarding a re-evaluation of film properties in various stages of development and production, which has been included as a charge in film and television production and distribution expenses, and (ii) $85,171,000 million of severance and other related costs, of which $9,013,000 million has been classified in general and administrative expenses, as well as the estimated costs of withdrawing from the Company's arrangements with United International Pictures B.V. ("UIP") on November 1, 2000. The severance charge in 1999 included the termination of 46 employees, including the Company's former Chairman and Vice Chairman, across all divisions of the Company. As of December 31, 2000, the Company has utilized all $129,388,000 of the pre-release film cost write-down reserves and has paid $52,377,000 of the severance and related costs.

  In June 2000, the Company reduced previously charged reserves by $5,000,000 due to a negotiated settlement with UIP regarding the Company's withdrawal from the joint venture. Additionally, in June 2000, the Company incurred severance and other related charges of $1,285,000 related to the closure of a foreign sales office.

Note 3--WHV Contract Settlement

  On March 12, 1999, the Company agreed to accelerate the expiration of the right of Warner Home Video ("WHV") to distribute the Company's product in the home video marketplace under an agreement executed in 1990 (the "WHV Agreement"). In consideration for the early expiration of the WHV Agreement, the Company paid WHV $225,000,000 in 1999. The parties restructured the terms of the WHV Agreement, which functioned as an interim distribution agreement (the "Transitional Video Agreement"), under which WHV distributed certain of the Company's product in the home video marketplace. Additionally, the Company reconveyed to Turner Entertainment Co., Inc. ("Turner"), an affiliate of WHV, the right that the Company had to distribute in the home video markets worldwide until June 2001, 2,950 Turner titles that had been serviced under the WHV Agreement. The Transitional Video Agreement expired on January 31, 2000, at which time the Company commenced distribution of its home video product in the domestic market. The Company contracted with Twentieth Century Fox Home Entertainment, Inc. to distribute its home video product internationally beginning on February 1, 2000. The Company recorded a pre-tax contract termination charge for the year ended December 31, 1999 for $225,000,000 for costs in connection with the early expiration of WHV's rights under the WHV Agreement.

                           METRO-GOLDWYN-MAYER INC.

Note 4--Film and Television Costs

  Film and television costs, net of amortization, are summarized as follows (in thousands):

                                                       December 31, December 31,
                                                           2000         1999
                                                       ------------ ------------
   Theatrical productions:
     Released.........................................  $3,396,540   $3,011,248
     Less: accumulated amortization...................  (1,779,647)  (1,277,426)
                                                        ----------   ----------
     Released, net....................................   1,616,893    1,733,822
     Completed not released ..........................      74,665       28,286
     In process and development, net..................     415,022       88,889
                                                        ----------   ----------
       Subtotal: theatrical productions...............   2,106,580    1,850,997
                                                        ----------   ----------
   Television programming.............................     814,224      697,515
     Less: accumulated amortization...................    (498,005)    (384,054)
                                                        ----------   ----------
       Subtotal: television programming...............     316,219      313,461
                                                        ----------   ----------
                                                        $2,422,799   $2,164,458
                                                        ==========   ==========

  Interest costs capitalized to theatrical productions were $15,453,000, $15,845,000 and $16,775,000 during the years ended December 31, 2000, 1999 and
1998, respectively.

  Based on the Company's estimates of projected gross revenues as of December 31, 2000, approximately 70 percent of unamortized film costs applicable to released theatrical films and television programs, excluding acquired film libraries, will be amortized during the four years ending December 31, 2004. For acquired film libraries, approximately $1.2 billion of net film costs as of December 31, 2000 remain to be amortized under the income forecast method over an average remaining life of 16.4 years.

Note 5--Investments and Advances to Affiliates

  Until November 1, 2000, distribution in foreign theatrical and certain pay television markets was performed by UIP, in which the Company had a one-third interest. The Company included in its financial statements the revenues and related costs associated with its films distributed by UIP. The distribution fees paid to UIP by the Company are included in film and television production and distribution expense. Due to timing differences there are no taxable earnings and, therefore, there is no tax provision on undistributed earnings. Due to the termination of the distribution arrangements with UIP on November 1, 2000, there were no profits in UIP realized in the year ended December 31, 2000. The Company's share of the net profits in UIP in the years ended December 31, 1999 and 1998 were $5,568,000 and $7,391,000, respectively.

  On November 1, 2000, the Company contracted with Twentieth Century Fox Film Corporation ("Fox") for distribution of the Company's film releases in international theatrical and non-theatrical markets in territories in which the Company owns or controls the right to perform distribution services in such territories. Under the terms of the agreement, the Company pays Fox a distribution fee based on gross annual film rentals. The Company has the option to terminate the agreement on January 31, 2003 for a fee ranging from $10,000,000 to $15,000,000, which includes any distribution fees owed to Fox for the year prior to the termination date.

  In May 1996, the Company entered into a joint venture agreement with Encore International, Inc., an indirect subsidiary of Telecommunications, Inc., to develop MGM Gold Networks (Asia) ("MGM Gold"), a satellite and cable delivery channel based in Asia whose operations were terminated in April 1998. In addition,

                           METRO-GOLDWYN-MAYER INC.

in May 1998, the Company acquired a 50 percent interest in a Latin American cable programming joint venture, MGM Networks Latin America ("MGM Latin America"), for certain assets contributed by the Company to the joint venture. The Company shares equally in the profits of the venture and is obligated to fund 50 percent of the joint venture's expenses up to a maximum of approximately $24,000,000, of which the Company had funded approximately $21,000,000 as of December 31, 2000. The Company's share of MGM Gold's and MGM Latin America's start-up losses in the years ended December 31, 2000, 1999 and 1998 were $3,388,000, $6,952,000 and $9,296,000, respectively.

  Additionally, the Company holds minority equity interests in various television channels located in certain international territories for which the Company realized its share of profits (losses) aggregating $5,341,000, $627,000 and $(3,240,000) in the years ended December 31, 2000, 1999 and 1998, respectively.

  Investments are summarized as follows (in thousands):

                                                       December 31, December 31,
                                                           2000         1999
                                                       ------------ ------------
     UIP..............................................   $   --       $ 6,004
     MGM Latin America................................     5,009        5,898
     Others...........................................     7,394        3,305
                                                         -------      -------
                                                         $12,403      $15,207
                                                         =======      =======

Note 6--Property and Equipment

  Property and equipment are summarized as follows (in thousands):

                                                       December 31, December 31,
                                                           2000         1999
                                                       ------------ ------------
     Leasehold improvements...........................   $ 25,877     $ 22,974
     Furniture, fixtures and equipment................     60,414       51,058
                                                         --------     --------
                                                           86,291       74,032
     Less accumulated depreciation and amortization...    (39,220)     (25,829)
                                                         --------     --------
                                                         $ 47,071     $ 48,203
                                                         ========     ========

Note 7--Bank and Other Debt

  Bank and other debt is summarized as follows (in thousands):

                                                      December 31, December 31,
                                                          2000         1999
                                                      ------------ ------------
     Term Loans......................................   $700,000     $700,000
     Capitalized lease obligations and other
      borrowings.....................................      9,952       19,438
                                                        --------     --------
                                                        $709,952     $719,438
                                                        ========     ========

  On October 15, 1997, the Company entered into an amended and restated credit facility with a syndicate of banks aggregating $1.3 billion (the "Amended Credit Facility") consisting of a six year $600,000,000 revolving credit facility (the "Revolving Facility"), a $400,000,000 seven and one-half year term loan ("Tranche A Loan") and a $300,000,000 eight and one-half year term loan ("Tranche B Loan") (collectively, the "Term Loans"). The Amended Credit Facility was subsequently amended and restated on July 21, 2000, with less restrictive operating and financial covenants. The Amended Credit Facility contains provisions allowing, with

                           METRO-GOLDWYN-MAYER INC.

the consent of the requisite lenders and subject to syndication thereof, for an additional $200,000,000 tranche, raising the potential amount of Amended Credit Facility to $1.5 billion. The Revolving Facility and the Tranche A Loan bear interest at 2.25 percent over the adjusted LIBOR rate, as defined (8.81 percent at December 31, 2000). The Tranche B Loan bears interest at 2.50 percent over the Adjusted LIBOR rate (9.06 percent at December 31, 2000). Scheduled amortization of the Term Loans under the Amended Credit Facility commences with $33,000,000 in 2001, $73,000,000 in 2002, $103,000,000 in 2003,
$103,000,000 in 2004 and $103,000,000 in 2005, with the remaining balance due at maturity. The Revolving Facility matures on September 30, 2003, subject to extension under certain conditions.

  The Company has entered into three year fixed interest rate swap contracts in relation to a portion of the Amended Credit Facility for a notional value of $575,000,000 at an average rate of approximately 7.82 percent, which expire in various times no later than July 2003. The Company has also entered into additional forward interest rate swap contracts commencing in 2001 for a notional value of $325,000,000 at an average rate of approximately 8.71 percent, which expire in July 2003. At December 31, 2000, the Company would be entitled to receive approximately $469,000 if all such swap contracts were terminated.

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

  Maturity schedule. Credit facilities, lease and other borrowings as of December 31, 2000 are scheduled to mature as follows (in thousands):

     2001.............................................................. $ 34,077
     2002..............................................................   74,069
     2003..............................................................  108,689
     2004..............................................................  103,617
     2005..............................................................  103,000
     Thereafter........................................................  286,500
                                                                        --------
                                                                        $709,952
                                                                        ========

Note 8--Stockholders' Equity

  Seven Sale. On September 1, 1998, Tracinda purchased from Seven Network Limited, a former stockholder ("Seven"), 16,208,463 shares of the Common Stock, representing all of the capital stock of the Company beneficially owned by Seven, for a price per share of $24 and an aggregate purchase price of $389,003,000 (the "Seven Sale"). With the consummation of the Seven Sale, Tracinda and 250 Rodeo, Inc., an affiliate of Tracinda ("250 Rodeo"), increased their beneficial ownership of the Company to approximately
89.5 percent.

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

                           METRO-GOLDWYN-MAYER INC.

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

  Private Placements. On May 26, 2000, pursuant to a Form S-3 shelf registration statement (the "Shelf Registration Statement") filed with the Securities and Exchange Commission, the Company completed the sale of 4,890,000 shares of its common stock at $25 per share to various third party investors for aggregate net proceeds of $121,539,000. On August 15, 2000, the Company, pursuant to the Shelf Registration Statement, issued an additional 473,800 shares of its common stock at $25 per share to third party investors for aggregate net proceeds of $11,845,000.

  1996 Incentive Plan. The Company has an Amended and Restated 1996 Stock Incentive Plan (the "1996 Incentive Plan"), which allows for the granting of stock awards aggregating not more than 30,000,000 shares. Awards under the 1996 Incentive Plan are generally not restricted to any specific form or structure and may include, without limitation, qualified or non-qualified stock options, incentive stock options, restricted stock awards and stock appreciation rights (collectively, "Awards"). Awards may be conditioned on continued employment, have various vesting schedules and accelerated vesting and exercisability provisions in the event of, among other things, a change in control of the Company. Outstanding stock options under the 1996 Incentive Plan generally vest over a period of five years and are not exercisable until vested.

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

                            METRO-GOLDWYN-MAYER INC.

  Stock option transactions under the 1996 Incentive Plan were as follows:

                             December 31, 2000    December 31, 1999    December 31, 1998
                            -------------------- -------------------- --------------------
                                        Weighted             Weighted             Weighted
                                        Average              Average              Average
                                        Exercise             Exercise             Exercise
                              Shares     Price     Shares     Price     Shares     Price
                            ----------  -------- ----------  -------- ----------  --------
   Options outstanding at
    beginning of year...... 21,396,307   $20.52   7,712,611   $17.25   7,683,952   $22.71
   Granted.................  3,116,082   $22.92  16,198,950   $22.17   5,973,714   $14.73
   Exercised...............   (330,802)  $14.66    (218,421)  $14.83         --       --
   Cancelled...............   (506,553)  $16.08  (2,296,833)  $15.60  (5,945,055)  $22.16
                            ----------   ------  ----------   ------  ----------   ------
   Options outstanding at
    end of year............ 23,675,034   $21.01  21,396,307   $20.52   7,712,611   $17.25
                            ==========   ======  ==========   ======  ==========   ======
   Options exercisable at
    end of year............  9,457,039   $19.86   3,619,361   $15.77     765,662   $24.00
                            ==========   ======  ==========   ======  ==========   ======

  In 1999 Tracinda exercised 156,251 options, not included in the 1996 Incentive Plan, at an exercise price of $6.41 per share. Additionally, Celsus Financial Corporation, an entity wholly-owned by a Director of the Company, holds 177,814 options (as adjusted) at an exercise price of $5.63 per share (as adjusted). These options expire on October 10, 2002, and are fully vested and exercisable.

  The following table summarizes information about the outstanding options as of December 31, 2000 under the 1996 Incentive Plan :

                                                    Outstanding Weighted average
                                                     number of     remaining
       Exercise price                                 options   contractual life
       --------------                               ----------- ----------------
       $11.38......................................    151,580        7.94
       $14.90...................................... 11,954,992        6.39
       $15.19-$19.94...............................  1,282,750        9.49
       $20.00-$26.63...............................  2,435,712        8.87
       $30.00......................................  7,850,000        8.36
                                                    ----------
                                                    23,675,034
                                                    ==========

  The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting For Stock Issued to Employees," and related interpretations in accounting for its plan. Had compensation cost for the plan been determined consistent with FASB Statement No. 123, the Company's net loss would have been the following pro forma amounts (in thousands, except per share data):

                                                    Year Ended December 31,
                                                  ----------------------------
                                                   2000     1999       1998
                                                  ------- ---------  ---------
   Net income (loss):
    As reported.................................. $50,999 $(530,910) $(157,648)
    Pro forma.................................... $16,721 $(547,304) $(170,546)
   Basic earnings per share:
    As reported.................................. $  0.25 $   (3.36) $   (2.08)
    Pro forma.................................... $  0.08 $   (3.46) $   (2.25)
   Diluted earnings per share:
    As reported.................................. $  0.24 $   (3.36) $   (2.08)
    Pro forma.................................... $  0.08 $   (3.46) $   (2.25)

                           METRO-GOLDWYN-MAYER INC.

  The fair value of each option grant was estimated using the Black-Scholes model based on the following assumptions: the weighted average fair value of stock options granted in the year ended December 31, 2000, 1999 and 1998 was $12.54, $8.03 and $4.62, respectively. The dividend yield was 0 percent in all periods, and expected volatility was 56.3 percent, 59.5 percent and 40.5 percent for the years ended December 31, 2000, 1999 and 1998, respectively. Also, the calculation uses a weighted average expected life of 5.0 years in each year, and a weighted average assumed risk-free interest rate of 6.2 percent, 5.6 percent and 4.9 percent for the years ended December 31, 2000, 1999 and 1998, respectively.

  Senior Management Bonus Plan and Other Options. The Company has a Senior Management Bonus Plan (the "Senior Management Bonus Plan") under which 2,420,685 bonus interests ("Bonus Interests") have been granted to certain senior employees. Subject to certain vesting and other requirements, each Bonus Interest held by the Executive Repricing Participants entitles the holder to receive a cash payment if (a) the sum of the average closing price of Common Stock during the 20 trading days plus, in certain circumstances, per share distributions on the Common Stock (together, the "Price") preceding a Determination Date, as defined, is greater than (b) $14.90 and less than $29.80 (adjusted for stock splits, reverse stock splits and similar events). With respect to Bonus Interests held by all others, each Bonus Interest entitles the holder to receive a cash payment if the Price preceding a Determination Date, as defined, is greater than $24.00 and less than $48.00 (adjusted for stock splits, reverse stock splits and similar events). The cash payment will be equal to (i) the vested portion of the Bonus Interest at the Determination Date multiplied by (ii) the amount by which the Price at the Determination Date is less than $29.80, with respect to Executive Repricing Participants, or $48.00 with respect to all others, multiplied by (iii) 1.61, with respect to the Executive Repricing Participants only (in each case, a maximum of $24.00 per Bonus Interest). Once a payment is made in respect of the vested portion of a Bonus Interest, no further payment is due in respect of that portion. If at any Determination Date the Price equals or exceeds $29.80, with respect to Executive Repricing Participants, or $48.00, with respect to all others, no payments will thereafter be due in respect of any then-vested portion of a Bonus Interest. Bonus Interests vested 20 percent at October 1, 1997 and 1/60 each month thereafter. At December 31, 2000, there were 2,293,634 Bonus Interests outstanding, of which 2,147,927 were vested.

  Pursuant to an employment termination agreement, in August 1999 the Company repriced stock options of a former executive officer aggregating 1,745,680 shares. Such options were repriced to $14.90 and became fully vested and exercisable. These options are being accounted for as a variable option grant.

  The Company has expensed $2,650,000 and $25,328,000 for obligations under these plans for the years ended December 31, 2000 and 1999, respectively, of which $25,328,000 is included in restructuring and other charges related to employees terminated in 1999. There were no charges related to these plans in the year ended December 31, 1998.

  Employee Incentive Plan. In January 2000 the Company approved the adoption of an employee incentive plan (the "Employee Incentive Plan") for eligible employees (the "Participants"), subject to stockholder approval. In the case of certain named executive officers of the Company (the "Named Executive Officers"), bonus awards are determined solely by the Section 162(m) Subcommittee of the Compensation Committee of the Board of Directors (the "Subcommittee") as follows: (a) objective performance goals, bonus targets and performance measures are pre-established by the Subcommittee at a time when the actual performance relative to the goal remains substantially uncertain and may be based on such objective business criteria as the Subcommittee may determine, including film performance and EBITDA, among others; (b) the Subcommittee may exercise discretion to reduce an award to a Named Executive Officer by up to 25% so long as such reduction does not result in an increase in the amount of the bonus of any other Participant; and (c) prior to the payment of any bonus to any of the Named Executive Officers, the Subcommittee will certify to the Company's Board of Directors or the Executive Committee that the objective pre-established performance goals upon which such

                           METRO-GOLDWYN-MAYER INC.

bonus is based have been attained and that the amount of each bonus has been determined solely on the basis of the attainment of such goals (subject to the exercise of the negative discretion discussed above). The Company has expensed $14,000,000 for obligations under this plan for the year ended December 31, 2000.

  Additionally, the Company issued a stock bonus to certain employees aggregating $2,154,000 and $1,235,000 in the years ended December 31, 2000 and 1999, respectively.

Note 9--Income Taxes

  The Company's domestic and foreign tax liability balances consist of the following (in thousands):

                                                       December 31, December 31,
                                                           2000         1999
                                                       ------------ ------------
   Current............................................   $34,056      $31,619
   Deferred...........................................       --           --
                                                         -------      -------
                                                         $34,056      $31,619
                                                         =======      =======

  The income tax effects of temporary differences between book value and tax basis of assets and liabilities are as follows (in thousands):

                                                       December 31, December 31,
                                                           2000         1999
                                                       ------------ ------------
   Deferred tax assets:
     Film and television costs........................  $ 250,768    $ 182,954
     Participations and residuals payable.............     24,923       28,913
     Reserves and investments.........................     56,949       56,668
     Net miscellaneous tax assets.....................     43,691       34,127
     Operating loss carryforwards.....................    123,225      196,592
                                                        ---------    ---------
       Subtotal, gross deferred tax assets............    499,556      499,254
     Valuation allowance..............................   (396,362)    (368,628)
                                                        ---------    ---------
       Total deferred tax assets......................    103,194      130,626
                                                        ---------    ---------
   Deferred tax liabilities:
     Film revenue.....................................    (69,166)     (62,081)
     Purchased film costs.............................    (26,529)     (63,029)
     Goodwill.........................................     (7,499)      (5,516)
                                                        ---------    ---------
       Total deferred tax liabilities.................   (103,194)    (130,626)
                                                        ---------    ---------
   Net deferred tax liability.........................  $     --     $     --
                                                        =========    =========

  At December 31, 2000, the Company and its subsidiaries for U.S. federal income tax purposes had net operating loss carryforwards of $49,804,000, $163,568,000, $91,511,000 and $10,977,000, which expire in 2019, 2018, 2012 and 2011, respectively. Under U.S. tax rules enacted in 1997, net operating losses generated in tax years beginning before August 6, 1997 may be carried forward for 15 years while losses generated in subsequent tax years may be carried forward 20 years. Presently, there are no limitations on the use of these carryforwards.

  At December 31, 2000, the Company has determined that $396,000 of deferred tax assets do not satisfy the recognition criteria set forth in SFAS No. 109. Accordingly, a valuation allowance has been recorded by the Company for this amount.

                           METRO-GOLDWYN-MAYER INC.

  Details of the provision for income taxes are as follows (in thousands):

                                                   Year Ended December 31,
                                                 -----------------------------
                                                   2000      1999       1998
                                                 --------  ---------  --------
   Current taxes:
     Foreign taxes.............................. $ 12,480  $   9,801  $ 10,181
     Federal and state taxes....................    1,000        --        --
   Deferred taxes:
     Federal and state taxes....................  (27,734)  (140,584)  (54,177)
     Adjustment for change in valuation
      allowance.................................   27,734    140,584    54,177
                                                 --------  ---------  --------
   Total tax provision.......................... $ 13,480  $   9,801  $ 10,181
                                                 ========  =========  ========

  The following is a summary reconciliation of the federal tax rate to the effective tax rate:

                                                  Year Ended December 31,
                                                  -----------------------------
                                                   2000       1999       1998
                                                  -------    -------    -------
   Federal tax rate on pre-tax book income
    (loss).......................................      35 %      (35)%      (35)%
   Goodwill and other permanent differences......       9          1          3
   Foreign taxes, net of available federal tax
    benefit......................................      14          2          7
   Loss carryforward and other tax attributes
    (benefited) not benefited....................     (37)        34         32
                                                  -------    -------    -------
   Effective tax rate............................      21 %        2 %        7 %
                                                  =======    =======    =======

  The Company has various foreign subsidiaries formed or acquired to produce or distribute motion pictures outside the United States. In the opinion of the Company, the earnings of these subsidiaries are not permanently invested outside the United States. Pursuant to APB No. 23, "Accounting For Income Taxes--Special Areas," tax expense has accordingly been provided for these unremitted earnings.

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

                           METRO-GOLDWYN-MAYER INC.

  As of December 31, 2000, the Company has amended the Basic Plan to cease benefit accruals. This amendment resulted in a curtailment, the effect of which has been presented in the following tables. Reconciliation of the funded status of the plans and the amounts included in the Company's consolidated balance sheets are as follows (in thousands):

                                                       December 31, December 31,
                                                           2000         1999
                                                       ------------ ------------
   Projected benefit obligations:
     Beginning obligations...........................    $13,840      $13,652
     Service cost....................................      1,459        1,681
     Interest cost...................................      1,230        1,070
     Actuarial loss (gain)...........................      1,282       (2,403)
     Curtailments....................................     (2,770)         --
     Benefits paid...................................       (499)        (160)
                                                         -------      -------
     Ending obligations..............................    $14,542      $13,840
                                                         =======      =======
   Fair value of plan assets (primarily debt
    securities):
     Beginning fair value............................    $13,640      $11,205
     Actual return on plan assets....................        313          935
     Employer contributions..........................      1,234        1,660
     Benefits paid...................................       (499)        (160)
                                                         -------      -------
     Ending fair value...............................    $14,688      $13,640
                                                         =======      =======

                                                       December 31, December 31,
                                                           2000         1999
                                                       ------------ ------------
   Funded status of the plans:
     Projected benefit obligations...................    $14,542      $13,840
     Plan assets at fair value.......................     14,688       13,640
                                                         -------      -------
     Projected benefit obligations in excess of (less
      than) plan assets..............................        146         (200)
     Unrecognized net asset as of beginning of year..       (100)        (120)
     Unrecognized net gain...........................     (1,214)        (622)
     Unrecognized prior service credit...............       (121)        (136)
     Effect of curtailment...........................      1,588          --
                                                         -------      -------
     Net balance sheet asset (liability).............    $   299      $(1,078)
                                                         =======      =======

   Key assumptions used in the actuarial computations were as follows:

     Discount rate...................................       7.50%        7.75%
                                                         =======      =======
     Long-term rate of return on assets..............       7.25%        7.25%
                                                         =======      =======
     Rate of increase in future compensation levels..       5.00%        5.00%
                                                         =======      =======

  The unrecognized net asset is being amortized over the estimated remaining service life of 19.4 years. Domestic pension benefits and expense were determined under the entry age actuarial cost method.

                           METRO-GOLDWYN-MAYER INC.

  Pension cost includes the following components (in thousands):

                                                         Year Ended December
                                                                 31,
                                                        -----------------------
                                                         2000     1999    1998
                                                        -------  ------  ------
     Service cost...................................... $ 1,459  $1,681  $1,149
     Interest cost on projected benefit obligation.....   1,230   1,070     852
     Expected return on plan assets....................  (1,210)   (857)   (676)
     Net amortization and deferral.....................     (34)     43     (34)
     Recognized curtailment gain.......................  (1,588)    --      --
                                                        -------  ------  ------
     Net periodic pension (benefit) cost............... $  (143) $1,937  $1,291
                                                        =======  ======  ======

  A significant number of the Company's production employees are covered by union sponsored, collectively bargained multi-employer pension plans. The Company contributed approximately $11,577,000, $6,884,000 and $8,890,000, respectively, for such plans for the years ended December 31, 2000, 1999 and 1998. Information from the plans' administrators is not sufficient to permit the Company to determine its share of unfunded vested benefits, if any.

  The Company also provides each of its employees, including its officers, who have completed one year of service with the Company the opportunity to participate in the MGM Savings Plan (the "Savings Plan"). The Company contributed approximately $1,285,000, $1,350,000 and $1,435,000, respectively, to the Savings Plan in the years ended December 31, 2000, 1999 and 1998.

Note 11--Related Party Transactions

  In February 1980, a predecessor-in-interest to the Company granted to a predecessor-in-interest to MGM Grand, Inc. an exclusive open-ended royalty-free license, which was amended in 1992 and further amended in 1998. Pursuant to the license, as amended, MGM Grand Inc. (now known as "MGM MIRAGE") has the right to use certain trademarks that include the letters "MGM," as well as logos and names consisting of or related to stylized depictions of a lion, in its resort hotel and/or gaming businesses and other businesses that are not related to filmed entertainment. In 1986 MGM granted MGM Grand Air, Inc. ("Grand Air") an exclusive open-ended royalty-free license to use one of its logos consisting of a stylized depiction of a lion in Grand Air's airline business. The Company did not receive any monetary compensation for these licenses. In June 2000, in consideration of the payment to the Company of an annual royalty of $1,000,000, such license was further amended to permit MGM Grand, Inc. to use the letters "MGM" combined with the name "Mirage" in the same manner and to the same extent that it was permitted theretofore to use the name "MGM Grand." Tracinda owns a majority of the outstanding common stock of MGM MIRAGE, the parent of both MGM Grand Hotel, Inc. ("Grand Hotel") and Grand Air. Additionally, the Company and affiliates of Tracinda occasionally conduct cross-promotional campaigns, in which the Company's motion pictures and the affiliates' hotels are promoted together; however, the Company believes that the amounts involved are immaterial.

  The Company and Grand Hotel have an ongoing relationship whereby Grand Hotel can utilize key art, still photographs of artwork and one minute film clips from certain of the Company's motion picture releases on an as-needed basis. The Company did not receive any monetary compensation for the use of these assets.

  The Company periodically sells to Grand Hotel and certain of its affiliates, on a wholesale basis, videocassettes and other merchandise such as baseball caps, clothing, keychains and watches bearing the Company's trademarks and logos for resale to consumers in retail shops located within Grand Hotel's hotels. During the years ended December 31, 2000, 1999 and 1998, the Company recognized revenues of $6,000, $17,000 and $24,000, respectively, for such videocassettes and merchandise.

                           METRO-GOLDWYN-MAYER INC.

  From time to time, the Company charters airplanes from Tracinda for use in the Company's business. The Company believes that the terms of the charter arrangements are no less favorable to the Company than those that could be obtained from unrelated third parties. During the years ended December 31, 2000, 1999 and 1998, the aggregate of the payments made to Tracinda for such charters were approximately $98,000, $149,000 and $3,000, respectively.

  In 1995, the Company licensed to a subsidiary of Seven, a former beneficial owner of more than 5 percent of the Company's Common Stock, the right to distribute certain motion picture and television product in the Australian free television market. This agreement was amended on September 9, 1997. The product licensed includes certain library pictures and theatrical motion pictures and television series, miniseries and made-for-television movies produced or distributed by the Company during the term of the agreement. The license fees for the library product are at a rate which the Company believes is arm's-length. The term of the output portion of the agreement is 15 years. The license fees for output product television series, television movies and television mini-series are on a "most favored nations" basis with prices paid by the Seven subsidiary for comparable programming. During the years ended December 31, 2000, 1999 and 1998, the Company recognized revenues of $5,298,000, $5,475,000 and $5,651,000, respectively, under this agreement.
Management believes that the terms of this agreement are consistent with the terms of comparable television license arrangements with third parties.

  In 1994, in connection with the formation of Movie Network Channels, a joint venture in which the Company has a non-controlling interest and a subsidiary of Seven had a non-controlling interest until April 1999, the Company licensed to the joint venture certain of its current theatrical and television motion pictures, as well as a number of its library pictures, for distribution on Australian pay television. The agreement expires on June 30, 2005, with all motion pictures covered by the agreement reverting to the Company within one year after that date, but both the Company and Movie Network Channels have the right to extend the license for a further four years. The Company receives a license fee for each picture that is based on the number of Movie Network Channel's subscribers. The Company recognized such license fee revenues of $3,273,000, $3,261,000 and $3,678,000 during the years ended December 31,
2000, 1999 and 1998, respectively. The Company believes that the terms of the agreement are no less favorable to the Company than those contained in its licenses with unaffiliated licensees.

  Seven has agreed to reimburse the Company for losses that the Company may incur in connection with the distribution of an Australian film with respect to which the Company has acquired distribution rights from an unrelated third party.

  The Company has equity interests ranging from five percent to 50 percent in certain television channels located in various international territories, in which the Company licenses certain library pictures and theatrical motion pictures and television series, miniseries and made-for-television movies produced or distributed by the Company during the terms of the agreements. The Company recognized aggregate license fees under these agreements of $23,861,000, $12,072,000 and $8,824,000 during the years ended December 31,
2000, 1999 and 1998, respectively.

  The Company had an exclusive producer overhead arrangement with FGM Entertainment for the services of Frank Mancuso, Jr., the son of the Company's former Chairman of the Board and Chief Executive Officer, which was terminated on August 2, 1999. FGM Entertainment, a company wholly owned by Mr. Mancuso, Jr., received $400,000 each year, subject to five to ten percent annual increases, for overhead expenses, as well as a development fund and a production fund to pay for the costs of developing and producing projects. Pursuant to this arrangement, the Company paid Mr. Mancuso, Jr. approximately $1,043,000 and $2,429,000 during the years ended December 31, 1999 and 1998, respectively. Pursuant to the termination agreement, the Company's obligation to fund overhead ceased, Mr. Mancuso Jr. acquired a feature film produced by the Company for $3,000,000, and Mr. Mancuso Jr. obtained the right to acquire certain projects developed by him pursuant to a turnaround arrangement.

                           METRO-GOLDWYN-MAYER INC.

  In December 1999, the Company agreed to provide a production company owned by Mr. Coppola, a director of the Company and a member of the Company's Executive Committee, certain office space and office furnishings/equipment at no charge for a two-year period, as consideration for creative services provided by Mr. Coppola in connection with certain of the Company's film product.

  In March 2000, the Company entered into an agreement in principle with a subsidiary of American Zoetrope ("Zoetrope"), a production company owned by Mr. Coppola, for the financing and distribution in the United States and Canada of lower budget theatrical motion pictures to be produced by Zoetrope over a three-year period. Under the agreement, the Company has an exclusive "first look" on projects developed by Zoetrope with a budget (or anticipated budget) of less than $12,000,000 and, subject to certain conditions being met, the Company will acquire distribution rights in the United States and Canada as well as certain other ancillary rights on up to ten qualifying pictures produced by Zoetrope in exchange for an amount equal to no more than $2,500,000 per picture. In addition, the Company has agreed to spend a minimum of between approximately $1,000,000 to $2,250,000 per qualifying picture in marketing and release costs.

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

                                    Feature    Television
                                     Films      Programs   Other     Total
                                   ----------  ---------- -------  ----------
   Year Ended December 31, 2000:
     Revenues..................... $1,058,296   $139,229  $39,922  $1,237,447
     Segment income (loss)........ $  200,478   $ (2,649) $19,721  $  217,550
     Identifiable assets.......... $2,479,639   $401,776  $14,772  $2,896,187
     Capital expenditures......... $   10,493   $  1,700  $ 2,566  $   14,759
     Depreciation expense......... $   11,909   $  1,930  $    74  $   13,913

   Year Ended December 31, 1999:
     Revenues..................... $  888,303   $205,719  $48,411  $1,142,433
     Segment income (loss)........ $  (77,590)  $ 27,602  $19,681  $  (30,307)
     Identifiable assets.......... $2,255,693   $423,204  $18,104  $2,697,001
     Capital expenditures......... $   12,691   $  2,102  $ 6,216  $   21,009
     Depreciation expense......... $    8,187   $  1,356  $    58  $    9,601

   Year Ended December 31, 1998:
     Revenues..................... $1,005,747   $197,759  $37,217  $1,240,723
     Segment income (loss)........ $   39,748   $ 12,885  $(3,758) $   48,875
     Identifiable assets.......... $2,096,092   $400,646  $19,718  $2,516,456
     Capital expenditures......... $    9,293   $  1,776  $18,733  $   29,802
     Depreciation expense......... $    5,683   $  1,086  $    53  $    6,822

                           METRO-GOLDWYN-MAYER INC.

  The following table presents the details of other operating segment income
(loss):

                                                    Year Ended December 31,
                                                    --------------------------
                                                     2000     1999      1998
                                                    -------  -------  --------
   Licensing and merchandising..................... $ 5,666  $ 4,763  $    484
   Interactive media...............................   9,381    1,309    (9,930)
   Music...........................................   6,111    7,202     4,787
   Profit (loss) on equity investments.............   1,953   (6,325)  (12,536)
   Profit on sale of interest in joint venture.....     --       --     10,000
   Other...........................................  (3,390)  12,732     3,437
                                                    -------  -------  --------
                                                    $19,721  $19,681  $ (3,758)
                                                    =======  =======  ========

  The following is a reconciliation of reportable segment income (loss) to income (loss) from operations before provision for income taxes:

                                                  Year Ended December 31,
                                               -------------------------------
                                                 2000       1999       1998
                                               ---------  ---------  ---------
   Segment income (loss)...................... $ 217,550  $ (30,307) $  48,875
   General and administrative expenses........  (103,333)   (92,116)   (92,244)
   Severance and related (costs) recoveries...     3,715    (76,158)   (13,182)
   Contract termination fee...................       --    (225,000)       --
   Goodwill amortization......................   (14,734)   (14,853)   (14,289)
                                               ---------  ---------  ---------
     Operating income (loss)..................   103,198   (438,434)   (70,840)
   Interest expense, net of amounts
    capitalized...............................   (51,425)   (86,445)   (80,611)
   Interest and other income, net.............    12,706      3,770      3,984
                                               ---------  ---------  ---------
     Income (loss) from operations before
      provision for income taxes.............. $  64,479  $(521,109) $(147,467)
                                               =========  =========  =========

  The following is a reconciliation of reportable segment assets to consolidated total assets:

                                                   Year Ended December 31,
                                               --------------------------------
                                                  2000       1999       1998
                                               ---------- ---------- ----------
   Total assets for reportable segments....... $2,896,187 $2,697,001 $2,516,456
   Goodwill not allocated to segments.........    531,440    546,173    561,026
   Other unallocated amounts (principally
    cash).....................................    120,563    181,187     81,496
                                               ---------- ---------- ----------
     Consolidated total assets................ $3,548,190 $3,424,361 $3,158,978
                                               ========== ========== ==========

  The Company's foreign activities are principally motion picture and television production and distribution in territories outside of the United States and Canada. Net foreign assets of subsidiaries operating in foreign countries are not material in relation to consolidated net assets. Revenues earned from motion picture and television films produced in the United States by territory were as follows:

                                                   Year Ended December 31,
                                               --------------------------------
                                                  2000       1999       1998
                                               ---------- ---------- ----------
   United States and Canada................... $  669,158 $  648,857 $  740,480
   Europe.....................................    372,308    338,811    276,673
   Asia and Australia.........................    138,672    106,965    158,615
   Other......................................     57,309     47,800     64,955
                                               ---------- ---------- ----------
                                               $1,237,447 $1,142,433 $1,240,723
                                               ========== ========== ==========

                           METRO-GOLDWYN-MAYER INC.

Note 13--Commitments and Contingencies

  Leases. The Company has operating leases for offices and equipment. Certain property leases include provisions for increases over base year rents as well as for escalation clauses for maintenance and other building operations. Rent expense was approximately $17,264,000, $16,528,000 and $15,011,000 for the
years ended December 31, 2000, 1999 and 1998, respectively.

  Employment Agreements. The Company has employment agreements with various principal officers and employees. The agreements provide for minimum salary levels as well as, in some cases, bonuses.

  Creative Talent Agreements. The Company has entered into contractual agreements for creative talent related to future film production. Such amounts are scheduled to be paid through 2002.

  Future minimum annual commitments under non-cancelable operating leases, employment agreements, and creative talent agreements as of December 31, 2000 are as follows (in thousands):

       2001............................................................ $ 70,980
       2002............................................................   36,431
       2003............................................................   27,310
       2004............................................................   21,335
       2005............................................................   19,955
       Thereafter......................................................  316,729
                                                                        --------
                                                                        $492,740
                                                                        ========

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

Note 14--Supplementary Cash Flow Information

  The Company paid interest, net of capitalized interest, of $43,936,000, $74,054,000 and $66,887,000 during the years ended December 31, 2000, 1999 and
1998, respectively. The Company paid income taxes of $12,829,000, $13,037,000 and $7,137,000 during the years ended December 31, 2000, 1999 and 1998, respectively.

  During the year ended December 31, 2000, the Company issued to its employees a stock grant of 47,300 shares of common stock valued at $2,154,000. During the year ended December 31, 1999, the Company issued to its employees a stock grant of 42,300 shares of common stock valued at $1,235,000.

  Net cash provided by operating activities for the year ended December 31, 1999 reflects a $225,000,000 payment to WHV representing the consideration paid by the Company for the early expiration of the WHV Agreement (see Note
3).

                           METRO-GOLDWYN-MAYER INC.

Note 15--Quarterly Financial Data (Unaudited)

  Certain quarterly information is presented below (in thousands):

                                        First     Second     Third     Fourth
                                       Quarter    Quarter   Quarter   Quarter
                                      ---------  ---------  --------  --------
   2000:
   Revenues.......................... $ 338,995  $ 294,486  $311,777  $292,189
   Operating income.................. $  19,917  $  18,169  $ 36,669  $ 28,443
   Interest expense, net of amounts
    capitalized...................... $ (14,893) $ (14,722) $(12,583) $ (9,227)
   Net income........................ $   5,215  $   6,294  $ 27,115  $ 12,375
   Basic income per share............ $     .03  $     .03  $    .13  $    .06
   Diluted income per share.......... $     .03  $     .03  $    .13  $    .06

   1999:
   Revenues.......................... $ 258,643  $ 212,274  $299,310  $372,206
   Operating income (loss)........... $(286,163) $(227,463) $ 34,378  $ 40,814
   Interest expense, net of amounts
    capitalized...................... $ (19,019) $ (22,219) $(22,807) $(22,400)
   Net income (loss)................. $(306,621) $(249,807) $ 10,344  $ 15,174
   Basic and diluted income (loss)
    per share........................ $   (2.03) $   (1.65) $    .07  $    .08

   1998:
   Revenues.......................... $ 316,460  $ 281,201  $259,622  $383,440
   Operating income (loss)........... $   1,929  $ (33,621) $(17,402) $(21,746)
   Interest expense, net of amounts
    capitalized...................... $ (18,254) $ (20,174) $(22,022) $(20,161)
   Net loss.......................... $ (18,643) $ (54,994) $(40,271) $(43,740)
   Basic and diluted loss per share.. $    (.28) $    (.84) $   (.61) $   (.30)

  The Company regularly reviews, and revises when necessary, its total revenue estimates on an individual title basis. These revisions can result in significant quarter-by-quarter fluctuations in film write-downs and amortization.

Note 16--Subsequent Events

  Cable Investment. On February 1, 2001, the Company agreed to invest $825,000,000 in cash for a 20 percent interest in two general partnerships which own and operate the American Movie Channel, Bravo, the Independent Film Channel and WE: Women's Entertainment (formerly Romance Classics) (the "Cable Channels"). These partnerships are now 100 percent owned by Rainbow Media Holdings, Inc., a 74 percent subsidiary of Cablevision Systems Corporation ("Rainbow Media"). The proceeds of the $825,000,000 investment will be used as follows: (1) $365,000,000 will be used to repay bank debt of the partnerships;
(2) $295,500,000 will be used to repay intercompany loans from Cablevision and its affiliates; and (3) $164,500,000 will be added to the working capital of the partnerships. The Company's investment is to be made no later than April 2, 2001.

  While the Company will not be involved in the day-to-day operations of the Cable Channels, the Company's approval will be required before either partnership may: (1) declare bankruptcy or begin or consent to any reorganization or assignment for the benefit of creditors; (2) enter into any new transaction with a related party; (3) make any non-proportionate distributions; (4) amend the partnership governing documents; or (5) change its tax structure.

  The Company will have the right to participate on a pro rata basis in any sale to a third party by Rainbow Media of its partnership interests, and Rainbow Media can require the Company to participate in any such sale.

If a third party invests in either partnership, the Company's interest and that of Rainbow Media will be diluted on a pro rata basis. Neither the Company nor Rainbow Media will be required to make additional capital contributions to the partnerships. However, if Rainbow Media makes an additional capital contribution and the Company does not, the Company's interest in the partnerships will be diluted accordingly. If the partnerships fail to attain certain financial projections provided to the Company by Rainbow Media for the years 2002 through 2005, inclusive, the Company will be entitled, 30 days after receipt of partnership financial statements for 2005, to require Rainbow Media to acquire the Company's partnership interests for fair market value, as determined pursuant to the agreement. The Company is forming a wholly-owned subsidiary which will make the above-described investment, will serve as a general partner of the applicable Rainbow Media companies and will be the MGM entity which holds the aforesaid partnership interests and rights attendant thereto.

  Sale of Common Stock. In February 2001, pursuant to a Form S-3 shelf registration statement filed on May 5, 2000 with the Securities and Exchange Commission, the Company sold 10,660,590 shares of its common stock for gross proceeds of $220,461,000. The Company intends to use the proceeds of this sale to help finance the investment in the Cable Channels.

  Sale of Preferred Stock to Tracinda. On February 7, 2001, the Company sold 15,715,667 shares of Series B preferred stock ("Preferred Stock") to Tracinda for $325,000,000. The Company intends to use the net proceeds of this sale to help finance the investment in the Cable Channels. The Preferred Stock does not bear dividends but has a liquidation preference of $0.01 per share. The Preferred Stock will become convertible, at the option of the holder, into common stock on a share-for-share basis upon stockholder approval of the issuance of the common stock to Tracinda. Tracinda will have a demand registration right for the common stock it receives upon conversion of the Preferred Stock. The Company expects to obtain stockholder approval of the issuance of the common stock to Tracinda at its next annual meeting of stockholders scheduled to be held on May 2, 2001. The Tracinda Group currently beneficially owns approximately 82.2 percent of the Company's outstanding common stock (83.4 percent assuming conversion of the Preferred Stock).

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Metro-Goldwyn-Mayer Inc.:

  We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of Metro-Goldwyn-Mayer Inc. included in this Report on Form 10-K and have issued our report thereon dated February 8, 2001. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

Arthur Andersen LLP

Los Angeles, California
February 8, 2001

                SCHEDULE I: FINANCIAL INFORMATION OF REGISTRANT

                            METRO-GOLDWYN-MAYER INC.
                                 (PARENT ONLY)

                                 BALANCE SHEETS
                       (in thousands, except share data)

                                                      December 31, December 31,
                                                          2000         1999
                                                      ------------ ------------
                       ASSETS

Investments and advances to affiliates...............  $2,309,687   $2,116,824
                                                       ==========   ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities..........................................  $      --    $      --

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 25,000,000 shares
   authorized, none issued...........................         --           --
  Common stock, $.01 par value, 500,000,000 shares
   authorized, 207,217,585 and 201,419,331 shares
   issued............................................       2,072        2,014
  Additional paid-in capital.........................   3,072,611    2,931,004
  Deficit............................................    (765,507)    (816,506)
  Accumulated other comprehensive income.............         511          316
  Less: treasury stock, at cost......................         --            (4)
                                                       ----------   ----------
    Total stockholders' equity.......................   2,309,687    2,116,824
                                                       ----------   ----------
                                                       $2,309,687   $2,116,824
                                                       ==========   ==========


  The accompanying Notes to Financial Statements are an integral part of these statements.

                            METRO-GOLDWYN-MAYER INC.
                                 (PARENT ONLY)

            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                       (in thousands, except share data)

                                               Year Ended December 31,
                                          ------------------------------------
                                             2000         1999         1998
                                          -----------  -----------  ----------
Revenues................................  $       --   $       --   $      --
Expenses:
  Equity in net (profit) losses of
   subsidiaries.........................      (50,999)     530,910     157,648
                                          -----------  -----------  ----------
    Total expenses......................      (50,999)     530,910     157,648
                                          -----------  -----------  ----------
Net income (loss).......................       50,999     (530,910)   (157,648)
Foreign currency translation
 adjustments............................          152           62        (741)
Unrealized gains on securities..........           43          --          --
                                          -----------  -----------  ----------
Comprehensive income (loss).............  $    51,194  $  (530,848) $ (158,389)
                                          -----------  -----------  ----------
Income (loss) per share:
  Basic.................................  $      0.25  $     (3.36) $    (2.08)
                                          ===========  ===========  ==========
  Diluted...............................  $      0.24  $     (3.36) $    (2.08)
                                          ===========  ===========  ==========
Weighted average number of common shares
 outstanding:
  Basic.................................  204,797,589  158,015,955  75,816,326
                                          -----------  -----------  ----------
  Diluted...............................  210,313,274  158,015,955  75,816,326
                                          ===========  ===========  ==========


  The accompanying Notes to Financial Statements are an integral part of these statements.

                            METRO-GOLDWYN-MAYER INC.
                                 (PARENT ONLY)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       (in thousands, except share data)

                             Common Stock
                          ------------------   Add'l    Retained   Accum. Other   Less:        Total
                            No. of     Par    Paid-in    Earnings  Comprehensive Treasury  Stockholders'
                            Shares    Value   Capital   (Deficit)     Income      Stock       Equity
                          ----------- ------ ---------- ---------  ------------- --------  -------------
Balance December 31,
 1997...................   65,765,655 $  658 $1,504,850 $(127,948)     $ 995     $   --     $1,378,555
Common stock issued in
 1998 rights offering,
 net....................   84,848,485    849    695,651       --         --          --        696,500
Common stock issued to
 directors, officers and
 employees, net.........      242,284      2      1,433       --         --          --          1,435
Amortization of deferred
 stock compensation.....          --     --       1,556       --         --          --          1,556
Foreign currency
 translation adjustment.          --     --         --        --        (741)        --           (741)
Net loss................          --     --         --   (157,648)       --          --       (157,648)
                          ----------- ------ ---------- ---------      -----     -------    ----------
Balance December 31,
 1998...................  150,856,424  1,509  2,203,490  (285,596)       254           0     1,919,657
Acquisition of treasury
 stock, at cost.........          --     --         --        --         --       (2,040)       (2,040)
Common stock issued in
 1999 rights offering,
 net....................   49,714,554    497    714,741       --         --          --        715,238
Common stock issued to
 directors, officers and
 employees, net.........      848,353      8     11,408       --         --        2,036        13,452
Amortization of deferred
 stock compensation.....          --     --       1,365       --         --          --          1,365
Foreign currency
 translation adjustment.          --     --         --        --          62         --             62
Net loss................          --     --         --   (530,910)       --          --       (530,910)
                          ----------- ------ ---------- ---------      -----     -------    ----------
Balance December 31,
 1999...................  201,419,331  2,014  2,931,004  (816,506)       316          (4)    2,116,824
Common stock issued to
 outside parties, net...    5,363,800     54    133,330       --         --          --        133,384
Common stock issued to
 directors, officers and
 employees, net.........      434,454      4      8,277       --         --            4         8,285
Other comprehensive
 income:
  Unrealized gains on
   securities...........          --     --         --        --         152         --            152
  Foreign currency
   translation
   adjustment...........          --     --         --        --          43         --             43
Net income..............          --     --         --     50,999        --          --         50,999
                          ----------- ------ ---------- ---------      -----     -------    ----------
Balance December 31,
 2000...................  207,217,585 $2,072 $3,072,611 $(765,507)     $ 511     $   --     $2,309,687
                          =========== ====== ========== =========      =====     =======    ==========

  The accompanying Notes to Financial Statements are an integral part of these statements.

                            METRO-GOLDWYN-MAYER INC.
                                 (PARENT ONLY)

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                  Year Ended December 31,
                                               -------------------------------
                                                 2000       1999       1998
                                               ---------  ---------  ---------
Operating activities:
  Net income (loss)........................... $  50,999  $(530,910) $(157,648)
  Adjustments to reconcile net income from
   operations to net cash used by operating
   activities:
    (Profit) losses on equity investments,
     net......................................   (50,999)   530,910    157,648
                                               ---------  ---------  ---------
    Net cash from operating activities........       --         --         --
                                               ---------  ---------  ---------
Financing activities:
  Proceeds from issuance of equity securities
   to outside parties.........................   133,384     73,184     73,185
  Proceeds from issuance of equity securities
   to related parties.........................     4,849    646,291    623,315
  Net intercompany advances (repayments)......  (138,233)  (719,475)  (696,500)
                                               ---------  ---------  ---------
    Net cash from financing activities........       --         --         --
                                               ---------  ---------  ---------

Net change in cash and cash equivalents.......       --         --         --
Cash and cash equivalents at beginning of
 period.......................................       --         --         --
                                               ---------  ---------  ---------
Cash and cash equivalents at end of the
 period....................................... $     --   $     --   $     --
                                               =========  =========  =========




  The accompanying Notes to Financial Statements are an integral part of these statements.

                           METRO-GOLDWYN-MAYER INC.
                                 (PARENT ONLY)

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 2000

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

                            METRO-GOLDWYN-MAYER INC.

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (In thousands)

                                         Additions
                                    ----------------------
                         Balance at Charged to                          Balance
                         Beginning  Costs and                           at End
                         of Period   Expenses     Acquired Deductions  of Period
                         ---------- ----------    -------- ----------  ---------
Year Ended December 31,
 2000:
  Reserve for allowances
   and doubtful
   accounts.............  $20,985    $  3,545      $  --   $  (1,583)   $22,947
                          =======    ========      ======  =========    =======
  Reserve for home video
   inventory
   obsolescence,
   shrinkage and
   reduplication........  $ 6,795    $  8,920      $  --   $  (6,795)   $ 8,920
                          =======    ========      ======  =========    =======
  Reserve for severance
   and other costs under
   corporate
   restructuring
   program..............  $32,912    $  1,285      $  --   $  (7,482)   $26,715
                          =======    ========      ======  =========    =======
  Reserve for contract
   termination costs....  $32,100    $ (5,000)(1)  $  --   $ (25,100)   $ 2,000
                          =======    ========      ======  =========    =======
  Reserve for pre-
   release film
   inventory............  $69,629    $    --       $  --   $ (69,629)   $   --
                          =======    ========      ======  =========    =======
Year Ended December 31,
 1999:
  Reserve for allowances
   and doubtful
   accounts.............  $23,220    $  3,425      $5,125  $ (10,785)   $20,985
                          =======    ========      ======  =========    =======
  Reserve for home video
   inventory
   obsolescence,
   shrinkage and
   reduplication........  $   --     $  6,800      $  --   $      (5)   $ 6,795
                          =======    ========      ======  =========    =======
  Reserve for severance
   and other costs under
   corporate
   restructuring
   program..............  $ 3,810    $ 48,958      $  --   $ (19,856)   $32,912
                          =======    ========      ======  =========    =======
  Reserve for contract
   termination costs....  $   --     $257,100      $  --   $(225,000)   $32,100
                          =======    ========      ======  =========    =======
  Reserve for pre-
   release film
   inventory............  $   --     $129,388      $  --   $ (59,759)   $69,629
                          =======    ========      ======  =========    =======
Year Ended December 31,
 1998:
  Reserve for allowances
   and doubtful
   accounts.............  $27,603    $    467      $  --   $  (4,850)   $23,220
                          =======    ========      ======  =========    =======
  Reserve for
   termination costs
   under acquisitions...  $16,380    $    --       $  --   $ (16,380)   $   --
                          =======    ========      ======  =========    =======
  Reserve for severance
   under corporate
   restructuring
   program..............  $   --     $ 13,182      $  --   $  (9,372)   $ 3,810
                          =======    ========      ======  =========    =======

--------
(1) Includes $5,000 recovery of prior year reserves for contract termination costs.

                                 EXHIBIT INDEX

  Exhibit
  Number                           Document Description
  -------                          --------------------
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

 10.5(12)  Second Amended and Restated Credit Agreement, dated as of July 21,
            2000, among MGM Studios, Orion, B of A, as agent, certain lenders and certain L/C issuers**

 10.6(2)   Form of Modification and Cancellation Agreement, dated as of
            November 5, 1997

 10.7(2)   Amended and Restated 1996 Stock Incentive Plan dated as of November
            11, 1997 and form of related Stock Option Agreement*

 10.8(7)   Amendment No. 1 to Amended and Restated 1996 Stock Incentive Plan*

 10.9(6)   Form of Executive Option Exchange Agreement*

 10.10(2)  Senior Management Bonus Plan dated as of November 11, 1997 and form of related Bonus Interest Agreement*

 10.11(6)  Bonus Interest Amendment*

 10.12(11) Form of 2000 Employee Incentive Plan*

 10.12(2)  Amended and Restated Employment Agreement of Frank G. Mancuso dated as of August 4, 1997

 10.13(10) Consulting Agreement of Frank G. Mancuso dated as of August 12, 1999

 10.14(2)  Employment Agreement of William A. Jones dated as of October 10,
            1996*

 10.15(1)  Amendment to Employment Agreement of William A. Jones dated as of
            July 16, 1999*

 10.16(5)  Employment Agreement of Daniel J. Taylor dated as of August 1, 1997*

 10.17(5)  Amendment to Employment Agreement of Daniel J. Taylor dated as of
            June 15, 1998*

 10.18(1)  Amendment to Employment Agreement of Daniel J. Taylor dated as of
            November 1, 2000*

 10.19(6)  Employment Agreement of Robert Brada dated as of March 3, 1995*

 10.20(6)  Amendment to Employment Agreement of Robert Brada dated as of June
            1, 1998*

 10.21(6)  Amendment to Employment Agreement of Robert Brada dated as of
            October 30, 1998*

 10.22(9)  Employment Agreement of Christopher J. McGurk dated as of April 28,
            1999*

 10.23(9)  Letter Agreement between the Company and Christopher J. McGurk dated
            April 28, 1999*

 10.24(9)  Employment Agreement of Alex Yemenidjian dated as of April 28, 1999*

 10.25(12) Employment Agreement of Jay Rakow dated as of August 7, 2000*

  Exhibit
  Number                           Document Description
  -------                          --------------------
 10.26(12) Addendum to Employment Agreement of Jay Rakow dated as of August 7,
            2000*

 10.27(12) Employment Agreement of Michael R. Gleason dated August 22, 2000

 10.28(2)  Indemnification Agreement dated as of October 10, 1996--Frank G.
            Mancuso

 10.29(2)  Indemnification Agreement dated as of October 10, 1996--William A.
            Jones

 10.30(2)  Indemnification Agreement dated as of October 10, 1996--James D.
            Aljian

 10.31(2)  Indemnification Agreement dated as of October 10, 1996--Kirk
            Kerkorian

 10.32(2)  Indemnification Agreement dated as of October 10, 1996--Jerome B.
            York

 10.33(3)  Indemnification Agreement dated as of November 7, 1997--Alex
            Yemenidjian

 10.34(3)  Indemnification Agreement dated as of January 28, 1998--Francis Ford
            Coppola

 10.35(5)  Indemnification Agreement dated as of June 15, 1998--Daniel J.
            Taylor

 10.36(6)  Indemnification Agreement dated as of October 10, 1996--Robert Brada

 10.37(6)  Indemnification Agreement dated as of November 12, 1998--Alexander
            M. Haig, Jr.

 10.38(6)  Indemnification Agreement dated as of November 12, 1998--Willie D.
            Davis

 10.39(9)  Indemnification Agreement dated as of April 28, 1999--Christopher J.
            McGurk

 10.40(12) Indemnification Agreement dated as of August 2, 2000--Jay Rakow

 10.41(12) Indemnification Agreement dated as of September 7, 2000--Priscilla
            Presley

 10.42(2)  Form of Amended and Restated Shareholders Agreement dated as of
            August 4, 1997

 10.43(5)  Form of Waiver and Amendment No. 1 to Amended and Restated
            Shareholders Agreement dated as of August 8, 1998

 10.44(5)  Form of Amendment No. 2 to Amended and Restated Shareholders
            Agreement dated September 1, 1998

 10.45(6)  Form of Waiver and Amendment No. 3 to Amended and Restated
            Shareholders Agreement

 10.46(2)  Form of Amended and Restated Stock Option Agreement between the
            Company and Celsus Financial Corp.

 10.47(2)  Form of Inducement Agreement dated as of November 5, 1997

 10.48(2)  Form of Investment Agreement dated November 12, 1997 between the
            Company and Tracinda

 10.49(4)  1998 Non-Employee Director Stock Plan*

 21(1)     List of Subsidiaries of Metro-Goldwyn-Mayer Inc.

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

 (8) Filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 1999 (File No. 001-13481) and incorporated herein by reference.

 (9) Filed as an exhibit to the Company's Registration Statement on Form S-3 (File No. 333-82775) and incorporated herein by reference.

(10) Filed as an exhibit to the Company's Form 10-Q for the quarter ended September 31, 1999 (File No. 001-13481) and incorporated herein by reference.

(11) Filed as an appendix to the Company's Proxy Statement for the annual meeting held on May 4, 2000 and incorporated herein by reference.

(12) Filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 2000 (File No. 001-13481) and incorporated herein by reference.