Form 10-Q
period 2001-03-31
METRO-GOLDWYN-MAYER INC
filed 2001-04-27
CIK 1026816

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

                               ----------------

                 For the Quarterly Period Ended March 31, 2001

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

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

  The number of shares of the Registrant's common stock outstanding as of April 26, 2001 were 223,614,942.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            METRO-GOLDWYN-MAYER INC.

                                   FORM 10-Q

                                 March 31, 2001

                                     INDEX

                                                                          Page
                                                                          No.
                                                                          ----
 Part I.  Financial Information

 Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets as of March 31, 2001
           (unaudited) and December 31, 2000............................    1

          Condensed Consolidated Statements of Operations for the
           Quarters ended March 31, 2001 and 2000 (unaudited)...........    2

          Condensed Consolidated Statements of Stockholders' Equity for
           the Quarter ended March 31, 2001 (unaudited).................    3

          Condensed Consolidated Statements of Cash Flows for the
           Quarters ended March 31, 2001 and 2000 (unaudited)...........    4

          Notes to Condensed Consolidated Financial Statements..........    5

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................   12

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk....   20

 Part II. Other Information

 Item 1.  Legal Proceedings.............................................   22

 Item 5.  Other Information.............................................   23

 Item 6.  Exhibits and Reports on Form 8-K..............................   23

 Signatures..............................................................  24

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            METRO-GOLDWYN-MAYER INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                       March 31,   December 31,
                                                         2001          2000
                                                      -----------  ------------
                                                      (unaudited)
                       ASSETS
                       ------

Cash and cash equivalents............................ $   687,051  $    77,140
Accounts and contracts receivable (net of allowance
 for doubtful accounts of $17,510 and $22,947,
 respectively).......................................     431,113      416,084
Film and television costs, net.......................   2,074,041    2,422,799
Investments in and advances to affiliates............      12,966       12,403
Property and equipment, net..........................      44,349       47,071
Excess of cost over net assets of acquired
 businesses, net.....................................     527,756      531,440
Other assets.........................................      35,069       41,253
                                                      -----------  -----------
                                                      $ 3,812,345  $ 3,548,190
                                                      ===========  ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Liabilities:
  Bank and other debt................................ $   709,368  $   709,952
  Accounts payable and accrued liabilities...........     183,076      168,144
  Accrued participants' share........................     236,145      217,231
  Income taxes payable...............................      32,522       34,056
  Advances and deferred revenues.....................      86,576       92,137
  Other liabilities..................................      27,320       16,983
                                                      -----------  -----------
    Total liabilities................................   1,275,007    1,238,503
                                                      -----------  -----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 25,000,000 shares
   authorized, 15,715,667 shares issued and
   outstanding.......................................         157          --
  Common stock, $.01 par value, 500,000,000 shares
   authorized, 223,595,529 and 207,217,585 shares
   issued and outstanding............................       2,236        2,072
  Additional paid-in capital.........................   3,712,482    3,072,611
  Deficit............................................  (1,165,346)    (765,507)
  Accumulated other comprehensive (loss) income......     (12,191)         511
                                                      -----------  -----------
    Total stockholders' equity.......................   2,537,338    2,309,687
                                                      -----------  -----------
                                                      $ 3,812,345  $ 3,548,190
                                                      ===========  ===========

     The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

                            METRO-GOLDWYN-MAYER INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)
                                  (unaudited)

                                                     Quarter Ended March 31,
                                                    --------------------------
                                                        2001          2000
                                                    ------------  ------------
Revenues........................................... $    343,896  $    344,727
Expenses:
  Operating........................................      140,289       194,681
  Selling, general and administrative expenses.....      205,095       123,716
  Depreciation and non-film amortization...........        7,945         6,413
                                                    ------------  ------------
    Total expenses.................................      353,329       324,810
                                                    ------------  ------------
Operating income (loss)............................       (9,433)       19,917
Other income (expense):
  Interest expense, net of amounts capitalized.....       (9,453)      (14,893)
  Interest and other income, net...................        5,777         4,358
                                                    ------------  ------------
    Total other expense............................       (3,676)      (10,535)
                                                    ------------  ------------
Income (loss) from operations before provision for
 income taxes......................................      (13,109)        9,382
Income tax provision...............................       (4,412)       (4,167)
                                                    ------------  ------------
Net income (loss) before cumulative effect of
 accounting change.................................      (17,521)        5,215
Cumulative effect of accounting change.............     (382,318)          --
                                                    ------------  ------------
Net income (loss).................................. $   (399,839) $      5,215
                                                    ============  ============
Income (loss) per share:
  Basic and diluted
    Net income (loss) before cumulative effect of
     accounting change............................. $      (0.08) $       0.03
    Cumulative effect of accounting change.........        (1.78)          --
                                                    ------------  ------------
    Net income (loss).............................. $      (1.86) $       0.03
                                                    ============  ============
Weighted average number of common shares
 outstanding:
  Basic............................................  214,935,765   201,471,344
                                                    ============  ============
  Diluted..........................................  214,935,765   207,534,749
                                                    ============  ============

  The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

                           METRO-GOLDWYN-MAYER INC.

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (in thousands, except share data)

                           Preferred Stock      Common Stock                             Accumulated
                         ------------------- ------------------ Additional                  Other         Total
                                        Par    No. of     Par    Paid-in                Comprehensive Stockholders'
                         No. of Shares Value   Shares    Value   Capital     Deficit    Income (Loss)    Equity
                         ------------- ----- ----------- ------ ---------- -----------  ------------- -------------
Balance December 31,
2000....................         --    $ --  207,217,585 $2,072 $3,072,611 $  (765,507)   $     511    $2,309,687
Preferred stock issued
to Tracinda, net........  15,715,667     157         --     --     324,843         --           --        325,000
Common stock issued to
outside parties, net....         --      --   16,080,590    161    310,478         --           --        310,639
Common stock issued to
directors, officers and
employees, net..........         --      --      297,354      3      4,550         --           --          4,553
Other comprehensive
income (loss):
 Cumulative effect of
 accounting change......         --      --          --     --         --          --           469           469
 Unrealized loss on
 derivative
 instruments............         --      --          --     --         --          --       (12,841)      (12,841)
 Unrealized loss on
 securities.............         --      --          --     --         --          --          (182)         (182)
 Foreign currency
 translation
 adjustments............         --      --          --     --         --          --          (148)         (148)
Net loss................         --      --          --     --         --     (399,839)         --       (399,839)
                          ----------   ----- ----------- ------ ---------- -----------    ---------    ----------
Balance March 31, 2001
(unaudited).............  15,715,667   $ 157 223,595,529 $2,236 $3,712,482 $(1,165,346)   $ (12,191)   $2,537,338
                          ==========   ===== =========== ====== ========== ===========    =========    ==========


 The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

                            METRO-GOLDWYN-MAYER INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                            Quarter Ended
                                                              March 31,
                                                          -------------------
                                                            2001       2000
                                                          ---------  --------
Net cash provided by (used in) operating activities...... $ (26,832) $ 65,676
                                                          ---------  --------
Investing activities:
  Additions to property and equipment....................    (1,493)   (1,584)
  Other investing activities.............................      (674)      --
                                                          ---------  --------
  Net cash used in investing activities..................    (2,167)   (1,584)
                                                          ---------  --------
Financing activities:
  Net proceeds for issuance of preferred stock to
   Tracinda..............................................   325,000       --
  Net proceeds from issuance of equity securities to
   outside parties.......................................   310,639       --
  Net proceeds from issuance of equity securities to
   related parties.......................................     4,050     1,753
  Repayments of borrowed funds...........................      (584)   (2,311)
                                                          ---------  --------
  Net cash provided by (used in) financing activities....   639,105      (558)
                                                          ---------  --------
Net change in cash and cash equivalents .................   610,106    63,534
Net increase (decrease) in cash due to foreign currency
 fluctuations............................................      (195)      251
                                                          ---------  --------
Net change in cash and cash equivalents..................   609,911    63,785
Cash and cash equivalents at beginning of the year.......    77,140   152,213
                                                          ---------  --------
Cash and cash equivalents at the end of the quarter...... $ 687,051  $215,998
                                                          =========  ========



     The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

                           METRO-GOLDWYN-MAYER INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 2001

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

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and the instructions to Form 10-Q related to interim period financial statements. Accordingly, these financial statements do not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, these financial statements contain all adjustments consisting only of normal recurring accruals which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000. As permitted by American Institute of Certified Public Accountants Statement of Position ("SOP") 00-2, "Accounting by Producers or Distributors of Films," the Company has presented unclassified balance sheets. Certain reclassifications have been made to amounts presented in the prior year period to conform to the current presentation.

  New Accounting Pronouncements. In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 139 "Rescission of FASB Statement No. 53 and Amendments to FASB Statements No. 63, 89 and 121," which, effective for financial statements for fiscal years beginning after December 15, 2000, rescinds SFAS No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films." The companies that were previously subject to the requirements of SFAS No. 53 shall now follow the guidance in SOP 00-2 issued in June 2000. SOP 00-2 establishes new accounting and reporting standards for all producers and distributors that own or hold the rights to distribute or exploit films. SOP 00-2 provides that the cumulative effect of changes in accounting principles caused by its adoption should be included in the determination of net income in conformity with Accounting Principles Board Opinion No. 20, "Accounting Changes." The Company adopted SOP 00-2 on January 1, 2001 and recorded a one-time, non-cash cumulative effect charge to earnings of $382,318,000, primarily to reduce the carrying value of its film and television costs. The new rules also require that advertising costs be expensed as incurred as opposed to the old rules which generally allowed advertising costs to be capitalized as part of film costs and amortized using the "individual film forecast" method. Due to the significant advertising costs incurred in the early stages of a film's release, the Company anticipates that the new rules will significantly impact its results of operations for the foreseeable future. Additionally, under SFAS No. 53 the Company classified additions to film costs as an investing activity in the Statement of Cash Flows. In accordance with SOP 00-2, the Company now classifies additions to film costs as an operating activity. For comparative purposes, the Company has revised its March 31, 2000 Statement of Cash Flows to conform to the March 31, 2001 presentation.

                           METRO-GOLDWYN-MAYER INC.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," and by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment of FASB No. 133," which is effective for all quarters of fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in contracts, and for hedging activities. The Company adopted SFAS No. 133 on January 1, 2001 and recorded a one-time, non-cash cumulative effect adjustment to stockholders' equity and other comprehensive income (loss) of $469,000. The Company does not expect the adoption of SFAS No. 133 to materially impact its results of operations.

  Comprehensive Income (Loss). Total comprehensive income (loss) for the Company includes net income (loss) and other comprehensive income items, including unrealized loss on derivative instruments, unrealized loss on securities and cumulative foreign currency translation adjustments. Components of other comprehensive income (loss) are shown below (in thousands, unaudited):

                                                              Quarter Ended
                                                                 March 31,
                                                            -------------------
                                                               2001      2000
                                                            ----------  -------
   Net income (loss)                                        $ (399,839) $ 5,215
   Other comprehensive income (loss):
     Cumulative effect of accounting change for derivative
      instruments.........................................         469      --
     Unrealized loss on derivative instruments............     (12,841)     --
     Unrealized loss on securities........................        (182)     --
     Cumulative foreign currency translation adjustments..        (148)     386
                                                            ----------  -------
     Total comprehensive income (loss)....................  $ (412,541) $ 5,601
                                                            ==========  =======

  The components of accumulated other comprehensive income (loss) are shown below (in thousands):

                             Unrealized                               Accumulated
                               loss on                   Cumulative      other
                             derivative  Unrealized loss translation comprehensive
                             instruments  on securities  adjustments income (loss)
                             ----------- --------------- ----------- -------------
   At December 31, 2000....   $     --       $  --         $  511      $     511
    Current period change..     (12,372)       (182)         (148)       (12,702)
                              ---------      ------        ------      ---------
   At March 31,
    2001(unaudited)........   $ (12,372)     $ (182)       $  363      $ (12,191)
                              =========      ======        ======      =========

Note 2--Restructuring and Other Charges

  In June 1999, the Company incurred certain restructuring and other charges, in association with a change in senior management and a corresponding review of the Company's operations, aggregating $214,559,000 million, including (i) a $129,388,000 million reserve for pre-release film cost write-downs and certain other charges regarding a re-evaluation of film properties in various stages of development and production and (ii) $85,171,000 million of severance and other related costs, as well as the estimated costs of withdrawing from the Company's arrangements with United International Pictures B.V. ("UIP") on November 1, 2000. The severance charge in 1999 included the termination of 46 employees, including the Company's former Chairman and Vice Chairman, across all divisions of the Company. As of March 31, 2001, the Company has utilized all $129,388,000 of the pre-release film cost write-down reserves and has paid $54,704,000 of the severance and related costs.

                           METRO-GOLDWYN-MAYER INC.

Note 3--Film and Television Costs

  Film and television costs, net of amortization, are summarized as follows (in thousands):

                                                       March 31,   December 31,
                                                         2001          2000
                                                      -----------  ------------
                                                      (unaudited)
   Theatrical productions:
     Released........................................ $ 3,318,789  $ 3,396,540
     Less: accumulated amortization..................  (1,887,158)  (1,779,647)
                                                      -----------  -----------
     Released, net...................................   1,431,631    1,616,893
     Completed not released, net.....................      20,258       74,665
     In production...................................     360,879      393,615
     In development..................................      23,779       21,407
                                                      -----------  -----------
       Subtotal: theatrical productions..............   1,836,547    2,106,580
                                                      -----------  -----------
   Television programming:
     Released........................................     771,586      786,574
     Less: accumulated amortization..................    (563,106)    (498,005)
                                                      -----------  -----------
     Released, net...................................     208,480      288,569
     In production...................................      28,264       24,988
     In development..................................         750        2,662
                                                      -----------  -----------
       Subtotal: television programming..............     237,494      316,219
                                                      -----------  -----------
                                                      $ 2,074,041  $ 2,422,799
                                                      ===========  ===========

  Interest costs capitalized to theatrical productions were $7,331,000 and $802,000 during the quarters ended March 31, 2001 and 2000, respectively.

Note 4--Bank and Other Debt

  Bank and other debt is summarized as follows (in thousands):

                                                       March 31,  December 31,
                                                         2001         2000
                                                      ----------- ------------
                                                      (unaudited)
   Term Loans........................................  $ 700,000   $ 700,000
   Capitalized lease obligations and other
    borrowings.......................................      9,368       9,952
                                                       ---------   ---------
                                                       $ 709,368   $ 709,952
                                                       =========   =========

  On October 15, 1997, the Company entered into an amended and restated credit facility with a syndicate of banks aggregating $1.3 billion (the "Amended Credit Facility") consisting of a six year $600,000,000 revolving credit facility (the "Revolving Facility"), a $400,000,000 seven and one-half year term loan ("Tranche A Loan") and a $300,000,000 eight and one-half year term loan ("Tranche B Loan") (collectively, the "Term Loans"). The Amended Credit Facility was subsequently amended and restated on July 21, 2000, with less restrictive operating and financial covenants. The Amended Credit Facility contains provisions allowing, with the consent of the requisite lenders and subject to syndication thereof, for an additional $200,000,000 tranche, raising the potential amount of Amended Credit Facility to $1.5 billion. The Revolving Facility and the Tranche A Loan bear interest at 2.25 percent over the Adjusted LIBOR rate, as defined (7.33 percent at March 31, 2001). The Tranche B Loan bears interest at 2.50 percent over the Adjusted LIBOR rate, as defined (7.58 percent at

                           METRO-GOLDWYN-MAYER INC.

March 31, 2001). Scheduled amortization of the Term Loans under the Amended Credit Facility commences with $33,000,000 in 2001, $73,000,000 in 2002,
$103,000,000 in 2003, $103,000,000 in 2004 and $103,000,000 in 2005, with the remaining balance due at maturity. There were no amounts outstanding under the Revolving Facility at March 31, 2001 and December 31, 2000. Subsequent to March 31, 2001, the Company borrowed $164,500,000 under the Revolving Facility to partially finance its investment in the American Movie Channel, Bravo, the Independent Film Channel and WE: Women's Entertainment (formerly Romance Classics), collectively referred to as the "Cable Channels" (see Note 9). The Revolving Facility matures in October 2003, subject to extension under certain conditions.

  The Company has entered into three year fixed interest rate swap contracts in relation to a portion of the Amended Credit Facility for a notional value of $575,000,000 at an average rate of approximately 5.46 percent, which expire in various times no later than July 2003. The Company has also entered into additional forward interest rate swap contracts commencing in 2001 for a notional value of $470,000,000 at an average rate of approximately 5.95 percent, which expire in July 2003. At March 31, 2001, the Company would be required to pay approximately $12,372,000 if all such swap contracts were terminated, and this amount has been included in other comprehensive income during the quarter ended March 31, 2001.

  The Company's borrowings under the Amended Credit Facility are secured by substantially all the assets of the Company. The Amended Credit Facility contains various covenants including limitations on dividends, capital expenditures and indebtedness, and the maintenance of certain financial ratios. The Amended Credit Facility limits the amount of the investment in the Company which may be made by MGM Studios and Orion in the form of loans or advances, or purchases of capital stock of the Company, up to a maximum aggregate amount of $500,000,000. As of March 31, 2001, there are no outstanding loans or advances to the Company by such subsidiaries, nor have such subsidiaries purchased any capital stock of the Company. Restricted net assets of MGM Studios and Orion at March 31, 2001 are $2,037,000,000. As of March 31, 2001, the Company was in compliance with all applicable covenants.

  Lease and other borrowings. Capitalized lease and other borrowings relate principally to contractual liabilities and computer equipment financing at interest rates ranging from approximately nine to ten percent.

Note 5--Stockholders' Equity

  Sale of Common Stock. In February and March 2001, pursuant to a Form S-3 shelf registration statement filed on May 5, 2000 with the Securities and Exchange Commission, the Company sold 16,080,590 shares of its common stock for aggregate net proceeds of $310,639,000. On April 2, 2001, the Company used the net proceeds from these sales to partially finance its investment in the Cable Channels (see Note 9).

  Sale of Preferred Stock to Tracinda. On February 7, 2001, the Company sold 15,715,667 shares of Series B preferred stock ("Preferred Stock") to Tracinda for net proceeds of $325,000,000. On April 2, 2001, the Company used the net proceeds of this sale to partially finance its investment in the Cable Channels (see Note 9). The Preferred Stock does not bear dividends but has a liquidation preference of $0.01 per share. The Preferred Stock is convertible, at the option of the holder, into common stock on a share-for-share basis upon stockholder approval of the issuance of the common stock to Tracinda. Tracinda will have a demand registration right for the common stock it receives upon conversion of the Preferred Stock. The Company expects to obtain stockholder approval of the issuance of the common stock to Tracinda at its next annual meeting of stockholders scheduled to be held on May 2, 2001. The Tracinda Group currently beneficially owns approximately 80.2 percent of the Company's outstanding common stock (81.5 percent assuming conversion of the Preferred Stock).

  Earnings Per Share. Dilutive securities of 12,163,825 related to convertible preferred stock and stock options are not included in the calculation of diluted EPS in the quarter ended March 31, 2001 because they are

                           METRO-GOLDWYN-MAYER INC.

antidilutive. Dilutive securities of 6,063,405 related to stock options have been included in the calculation of diluted EPS for the quarter ended March 31, 2000.

Note 6--Segment Information

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

  Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands, unaudited):

                                           Feature  Television
                                            Films    Programs   Other   Total
                                           -------- ---------- ------- --------
   Quarter Ended March 31:
   2001:
   Revenues............................... $300,553  $37,008   $ 6,335 $343,896
   Segment income......................... $ 11,989  $ 6,326   $   626 $ 18,941


   2000:
   Revenues............................... $285,295  $39,804   $19,628 $344,727
   Segment income......................... $ 31,820  $ 3,680   $11,521 $ 47,021

  The following is a reconciliation of the change in reportable segment assets:

                                             December 31,             March 31,
                                                 2000     Decrease      2001
                                             ------------ ---------  -----------
                                                                     (unaudited)
   Feature films............................  $2,479,639  $(274,868) $2,204,771
   Television programs......................     401,776    (68,740)    333,036
   Other....................................      14,772       (280)     14,492
                                              ----------  ---------  ----------
     Total reportable segment assets........  $2,896,187  $(343,888) $2,552,299
                                              ==========  =========  ==========

  The following table presents the details of other operating segment income (unaudited):

                                                               Quarter Ended
                                                                 March 31,
                                                              -----------------
                                                                2001     2000
                                                              --------  -------
   Licensing and merchandising............................... $    893  $ 1,249
   Interactive media.........................................      516    8,683
   Music.....................................................      590    1,251
   Profit (loss) on equity investments.......................     (112)     179
   Other income (loss).......................................   (1,261)     159
                                                              --------  -------
     Total other operating segment income.................... $    626  $11,521
                                                              ========  =======

                           METRO-GOLDWYN-MAYER INC.

  The following is a reconciliation of reportable segment income (loss) to income (loss) from operations before provision for income taxes (unaudited):

                                                             Quarter Ended
                                                               March 31,
                                                            -----------------
                                                              2001     2000
                                                            --------  -------
   Segment income.......................................... $ 18,941  $47,021
   General and administrative expenses.....................  (20,429) (20,691)
   Depreciation and non-film amortization..................   (7,945)  (6,413)
                                                            --------  -------
     Operating income (loss)...............................   (9,433)  19,917
   Interest expense, net of amounts capitalized............   (9,453) (14,893)
   Interest and other income, net..........................    5,777    4,358
                                                            --------  -------
     Income (loss) from operations before provision for
      income taxes......................................... $(13,109) $ 9,382
                                                            ========  =======

  The following is a reconciliation of reportable segment assets to consolidated total assets:

                                                         March 31,  December 31,
                                                           2001         2000
                                                        ----------- ------------
                                                        (unaudited)
   Total assets for reportable segments................ $2,552,299   $2,896,187
   Goodwill not allocated to segments..................    527,756      531,440
   Cash and other unallocated amounts..................    732,290      120,563
                                                        ----------   ----------
     Consolidated total assets......................... $3,812,345   $3,548,190
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

Note 8--Supplementary Cash Flow Information

  The Company paid interest, net of capitalized interest, of $7,746,000 and $13,286,000 during the quarters ended March 31, 2001 and 2000, respectively. The Company paid income taxes of $4,267,000 and $5,077,000 during the quarters ended March 31, 2001 and 2000, respectively.

Note 9--Subsequent Event

  On April 2, 2001, the Company invested $825,000,000 in cash for a 20 percent interest in two general partnerships which own and operate the Cable Channels. These partnerships were wholly-owned by Rainbow Media Holdings, Inc., a 74 percent subsidiary of Cablevision Systems Corporation ("Rainbow Media"). The proceeds of the $825,000,000 investment were used as follows: (i) $365,000,000 was used to repay bank debt of the partnerships; (ii) $295,500,000 was used to repay intercompany loans from Cablevision and its affiliates; and (iii) $164,500,000 was added to the working capital of the partnerships. The Company financed the investment

                           METRO-GOLDWYN-MAYER INC.

through the sale of equity securities (see Note 5), which provided aggregate net proceeds of approximately $635,600,000, and borrowings under our credit facilities. The Company intends to account for its investment in the Cable Channels under the equity method of accounting.

  While the Company will not be involved in the day-to-day operations of the Cable Channels, the Company's approval will be required before either partnership may: (i) declare bankruptcy or begin or consent to any reorganization or assignment for the benefit of creditors; (ii) enter into any new transaction with a related party; (iii) make any non-proportionate distributions; (iv) amend the partnership governing documents; or (v) change its tax structure.

  The Company has the right to participate on a pro rata basis in any sale to a third party by Rainbow Media of its partnership interests, and Rainbow Media can require the Company to participate in any such sale. If a third party invests in either partnership, the Company's interest and that of Rainbow Media will be diluted on a pro rata basis. Neither the Company nor Rainbow Media will be required to make additional capital contributions to the partnerships. However, if Rainbow Media makes an additional capital contribution and the Company does not, the Company's interest in the partnerships will be diluted accordingly. If the partnerships fail to attain certain financial projections provided to the Company by Rainbow Media for the years 2002 through 2005, inclusive, the Company will be entitled, 30 days after receipt of partnership financial statements for 2005, to require Rainbow Media to acquire the Company's partnership interests for fair market value, as determined pursuant to the agreement. The Company formed a wholly-owned subsidiary, MGM Networks U.S. Inc., which made the above-described investment, serves as a general partner of the applicable Rainbow Media companies and is the MGM entity which holds the aforesaid partnership interests and rights attendant thereto.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

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

  Cable Investment. On April 2, 2001, we invested $825,000,000 in cash for a 20 percent interest in two general partnerships which own and operate the American Movie Channel, Bravo, the Independent Film Channel and WE: Women's Entertainment (formerly Romance Classics). These partnerships were wholly-owned by Rainbow Media Holdings, Inc., a 74 percent subsidiary of Cablevision Systems Corporation. The proceeds of the $825,000,000 investment were used as follows: (i) $365,000,000 was used to repay bank debt of the partnerships;
(ii) $295,500,000 was used to repay intercompany loans from Cablevision and its affiliates; and (iii) $164,500,000 was added to the working capital of the partnerships. We financed the investment through the sale of equity securities and borrowings under our credit facilities. See "Liquidity and Capital Resources." We intend to account for our investment in the cable channels under the equity method of accounting.

  While we will not be involved in the day-to-day operations of the cable channels, our approval will be required before either partnership may: (i) declare bankruptcy or begin or consent to any reorganization or assignment for the benefit of creditors; (ii) enter into any new transaction with a related party; (iii) make any non-proportionate distributions; (iv) amend the partnership governing documents; or (v) change its tax structure.

  We have the right to participate on a pro rata basis in any sale to a third party by Rainbow Media of its partnership interests, and Rainbow Media can require us to participate in any such sale. If a third party invests in either partnership, our interest and that of Rainbow Media will be diluted on a pro rata basis. Neither us nor Rainbow Media will be required to make additional capital contributions to the partnerships. However, if Rainbow Media makes an additional capital contribution and we do not, our interest in the partnerships will be diluted accordingly. If the partnerships fail to attain certain financial projections provided to us by Rainbow Media for the years 2002 through 2005, inclusive, we will be entitled, 30 days after receipt of partnership financial statements for 2005, to require Rainbow Media to acquire our partnership interests for fair market value, as determined pursuant to the agreement. We formed a wholly-owned subsidiary, MGM Networks U.S. Inc., which made the above-described investment, serves as general partner of the applicable Rainbow Media companies and is the MGM entity which holds the aforesaid partnership interests and rights attendant thereto.

  Industry Accounting Practices. The commercial potential of individual motion pictures and television programming varies dramatically, and is not directly correlated with production or acquisition costs. Therefore, it is difficult to predict or project a trend of our income or loss. However, the likelihood that we report losses, particularly in the year of a motion picture's release, is increased by the industry's method of accounting (see below) which requires the immediate recognition of the entire loss (through increased amortization) in instances where it is estimated the ultimate revenues of a motion picture or television program will not recover our costs.

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

  Additionally, beginning January 1, 2001 we adopted new accounting rules (see below) which require, among other changes, that advertising costs be expensed as incurred as opposed to the old rules which generally allowed advertising costs to be capitalized as part of film costs and amortized using the film forecast model. This practice dramatically increases the likelihood of reporting losses upon a film's theatrical release, but will provide for increased returns when a film is released in the ancillary markets of home video and television, when we incur a much lower proportion of advertising costs. As we have scheduled for 2001 a significantly increased release slate of up to 19 films, we will incur significant advertising costs which will be expensed as incurred, but due to a reduced film release slate in 2000 when we only released eight films (four of which were released on a limited distribution basis only), we will not benefit from ancillary market revenues that we would have with a normalized theatrical release schedule. Additional provisions under the new accounting rules include changes in revenue recognition and accounting for development costs and overhead, and reduced amortization periods for film costs. Due to the aforementioned changes, the likelihood that we will report operating losses in 2001 has been significantly increased as compared to 2000.

  In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 139, "Rescission of FASB Statement No. 53 and Amendments to FASB Statements No. 63, 89 and 121," which, effective for financial statements for fiscal years beginning after December 15, 2000, rescinds Statement of Financial Accounting Standards No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films." The companies that were previously subject to the requirements of Statement of Financial Accounting Standards No. 53 are following the guidance in American Institute of Certified Public Accountants Statement of Position 00-2, "Accounting by Producers or Distributors of Films," issued in June 2000. Statement of Position 00-2 establishes new accounting and reporting standards for all producers and distributors that own or hold the rights to distribute or exploit films. Statement of Position 00-2 provides that the cumulative effect of changes in accounting principles caused by its adoption should be included in the determination of net income in conformity with Accounting Principles Board Opinion No. 20, "Accounting Changes." We adopted the statement of position on January 1, 2001, and recorded a one-time, non-cash cumulative effect charge to earnings of $382.3 million, primarily to reduce the carrying value of our film and television costs. The new rules also require that advertising costs be expensed as incurred as opposed to the old rules which generally allowed advertising costs to be capitalized as part of film costs and amortized using the "individual film forecast" method. Due to the significant advertising costs incurred in the early stages of a film's release, we anticipate that the new rules will significantly impact our results of operations for the foreseeable future. Additionally, under the prior accounting rules we classified additions to film costs as an investing activity in the Statement of Cash Flows. In accordance with Statement of Position 00-2, we now classify additions to film costs as an operating activity.

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of Financial Accounting Standards Board No. 133," and by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of Financial Accounting Standards Board Statement No. 133," which is effective for all quarters of fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We adopted Statement of Financial Accounting Standards No. 133 beginning January 1, 2001, and recorded a one-time, non-cash cumulative effect adjustment in stockholder's equity and other comprehensive income (loss) of $0.5 million. We do not expect the adoption of Statement of Financial Accounting Standards No. 133 to materially impact our results of operations.

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

Results of Operations

 Quarter Ended March 31, 2001 Compared to Quarter Ended March 31, 2000

  As discussed above, on January 1, 2001 we adopted Statement of Position 00-2, which established new accounting and reporting standards for all producers and distributors that own or hold the rights to distribute or exploit films (see--"Industry Accounting Practices"). As a result of the adoption of the new accounting rules, as of January 1, 2001 we recorded a one-time, non-cash cumulative effect charge to the consolidated statement of operations of $382.3 million, primarily to reduce the carrying value of our film inventory.

  In the quarter ended March 31, 2001, our operating income, EBITDA, and net income were reduced by $30.1 million due to the implementation of the new accounting rules as compared to the accounting rules in place in the prior year period under Statement of Financial Accounting Standards No. 53. This earnings reduction is solely related to adopting the new accounting standard and will not impact how we manage our businesses.

  The following table sets forth our reported operating results for the quarters ended March 31, 2001 (the "2001 Quarter") and the quarter ended March 31, 2000 (the "2000 Quarter"). The operating results in the 2001 Quarter, for the reasons discussed above, are not comparable to the operating results in the 2000 Quarter.

                                                            Quarters Ended
                                                              March 31,
                                                          -------------------
                                                            2001       2000
                                                          ---------  --------
                                                            (in thousands)
Revenues:
  Feature films.......................................... $ 300,553  $285,295
  Television programs....................................    37,008    39,804
  Other..................................................     6,335    19,628
                                                          ---------  --------
    Total revenues....................................... $ 343,896  $344,727
                                                          =========  ========
Operating income (loss):
  Feature films.......................................... $  11,989  $ 31,820
  Television programs....................................     6,326     3,680
  Other..................................................       626    11,521
  General and administration expenses....................   (20,429)  (20,691)
  Depreciation and non-film amortization.................    (7,945)   (6,413)
                                                          ---------  --------
Operating income (loss)..................................    (9,433)   19,917
Interest expense, net of amounts capitalized.............    (9,453)  (14,893)
Interest and other income, net...........................     5,777     4,358
                                                          ---------  --------
Income (loss) before provision for income taxes..........   (13,109)    9,382
Income tax provision.....................................    (4,412)   (4,167)
                                                          ---------  --------
Net income (loss) before cumulative effect of change in
 accounting principle....................................   (17,521)    5,215
Cumulative effect of change in accounting principle......  (382,318)      --
                                                          ---------  --------
    Net income (loss).................................... $(399,839) $  5,215
                                                          =========  ========

  Operating Results

  Consolidated revenues, operating income and EBITDA are as follows:

                                                              Quarters Ended
                                                                 March 31,
                                                             ------------------
                                                               2001      2000
                                                             --------  --------
                                                              (in thousands)
   Revenues................................................. $343,896  $344,727
   Operating income (loss).................................. $ (9,433) $ 19,917
   EBITDA................................................... $ (1,488) $ 26,330

  Consolidated revenues decreased by $0.8 million, or 0.2 percent, to $343.9 million for the 2001 Quarter. Operating income decreased by $29.4 million to a loss of $9.4 million as compared to operating income of $19.9 million in the 2000 Quarter. Earnings before interest, taxes, depreciation and non-film amortization ("EBITDA") for the 2001 Quarter decreased by $27.8 million to a loss of $1.5 million as compared to a profit of $26.3 million in the 2000 Quarter. If we had been reporting under the accounting rules in place prior to January 1, 2001 (see-- "Industry Accounting Practices" above), operating income in the 2001 Quarter would have increased by $0.8 million, or four percent, to $20.7 million, and EBITDA in the 2001 Quarter would have increased by $2.3 million, or nine percent, to $28.6 million.

  See further details of quarterly changes under segments discussion below.

  While management considers EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to, operating income, net earnings, cash flow and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States. EBITDA does not reflect cash available to fund cash requirements, and the items excluded from EBITDA, such as depreciation and non-film amortization, are significant components in assessing our financial performance. Other significant uses of cash flows are required before cash will be available to us, including debt service, taxes and cash expenditures for various long-term assets. Our calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

  Feature Films

  Feature films revenues, operating income and EBITDA are as follows:

                                                               Quarters Ended
                                                                  March 31,
                                                              -----------------
                                                                2001     2000
                                                              -------- --------
                                                               (in thousands)
   Revenues.................................................. $300,553 $285,295
   Operating income and EBITDA............................... $ 11,989 $ 31,820

  Feature film revenues increased by $15.3 million, or five percent, to $300.6 million in the 2001 Quarter compared to the 2000 Quarter.

  Worldwide theatrical revenues increased by $4.9 million, or five percent, to $94.0 million in the 2001 Quarter, principally due to the successful release of Hannibal, which has generated approximately $165 million in domestic box office revenues to date. In the 2000 Quarter, significant worldwide theatrical revenues were generated by The World Is Not Enough, which was initially released in November 1999. Overall, in the 2001 Quarter, we released three new feature films domestically, Hannibal, Heartbreakers and Antitrust, and two new films internationally. In the 2000 Quarter, we released two new feature films domestically, Supernova and Three Strikes, and one new film internationally.

  Worldwide home video revenues decreased by $13.8 million, or 11 percent, to $116.7 million in the 2001 Quarter. In the 2001 Quarter, we released Autumn In New York in the domestic home video marketplace, as well as the re-release of When Harry Met Sally on digital video disc ("DVD"). In the 2000 Quarter, our home video releases included The Thomas Crown Affair and Stigmata, which generated higher revenues than the releases in the 2001 Quarter. Partially offsetting this decrease was the continued growth in the DVD market, whose sales increased to $70.6 million from $38.8 million in the 2000 Quarter.

  Worldwide pay television revenues from feature films increased by $5.6 million, or 22 percent, to $31.5 million in the 2001 Quarter, principally due to the delivery of two new films, Supernova and Things You Can Tell Just By Looking At Her, to domestic pay television. Correspondingly, in the 2000 Quarter we delivered only The Mod Squad to domestic pay television. Worldwide syndicated television revenues from feature films increased by $23.1 million, or 70 percent, to $56.2 million in the 2001 Quarter, principally due to the licensing of Ronin and Species 2 in domestic markets as well as The Man In The Iron Mask and certain films in the James Bond series in international markets, as compared to fewer new releases licensed in television markets in the 2000 Quarter.

  Other feature film revenues decreased by $4.4 million, or 67 percent, to $2.2 million in the 2001 Quarter due to lower third party royalty income and corporate audit recoveries.

  Operating income and EBITDA from feature films decreased by $19.8 million, or 62 percent, to $12.0 million in the 2001 Quarter. Of the decrease in operating income from feature films, $27.3 million was attributable to the new accounting rules implemented upon the adoption of Statement of Position 00-2 on January 1, 2001. Of this decrease, $101.9 million represented theatrical advertising and print costs expensed in the 2001 Quarter due to the new accounting rules, principally for the release of Hannibal, Heartbreakers and Antitrust. Partially offsetting the advertising and print costs expensed in the period were significant operating profits generated from the successful theatrical release of Hannibal and increased film library sales from various home video promotions, as well as lower third party distribution expenses.

  The 2000 Quarter benefited from prior accounting rules in which theatrical advertising and print costs were capitalized and amortized under the income forecast method in accordance with Statement of Financial Accounting Standards No. 53. Operating results in the 2000 Quarter also included profits earned from the worldwide theatrical receipts generated by The World Is Not Enough, and the home video releases of The Thomas Crown Affair and Stigmata.

  Television Programming

  Television programming revenues, operating income and EBITDA are as follows:

                                                                Quarters Ended
                                                                   March 31,
                                                                ---------------
                                                                 2001    2000
                                                                ------- -------
                                                                (in thousands)
   Revenues.................................................... $37,008 $39,804
   Operating income and EBITDA................................. $ 6,326 $ 3,680

  Television programming revenues decreased by $2.8 million, or seven percent, to $37.0 million in the 2001 Quarter.

  Worldwide pay television revenues decreased by $2.1 million, or 32 percent, to $4.4 million in the 2001 Quarter. We did not deliver any new episodes of television series to domestic pay television in the 2001 Quarter, as compared to the delivery of new episodes of The Outer Limits and Stargate SG-1 in the 2000 Quarter. Worldwide syndicated television programming revenues increased by $1.6 million, or six percent, to $30.1 million in the 2001 Quarter, primarily due to increased international licensing revenues. Worldwide home video revenues with respect to television programming decreased by $1.9 million, or 45 percent, to $2.4 million in the 2001 Quarter, primarily due to fewer television movies in home video release.

  Operating income and EBITDA from television programming increased by $2.6 million, or 72 percent, to $6.3 million in the 2001 Quarter, principally due to a favorable settlement of a contractual dispute with a customer as well as lower programming write-downs than in the 2000 Quarter. Additionally, operating income from television programming in the 2001 Quarter was reduced by $2.9 million due to the new accounting rules implemented upon the adoption of Statement of Position 00-2 on January 1, 2001.

  Other Businesses

  Revenues, operating income and EBITDA from other businesses, including consumer products, interactive media and branded programming services, music soundtrack and royalty income, are as follows:

                                                                 Quarters Ended
                                                                   March 31,
                                                                 --------------
                                                                  2001   2000
                                                                 ------ -------
                                                                 (in thousands)
   Revenues..................................................... $6,335 $19,628
   Operating income and EBITDA.................................. $  626 $11,521

  We recognized an operating profit from other businesses of $0.6 million in the 2001 Quarter as compared to a profit of $11.5 million in the 2000 Quarter. Operating results in the 2001 Quarter include consumer products revenue of $2.1 million and music soundtrack and royalty revenue of $1.4 million, as compared to consumer products revenue of $3.1 million and music soundtrack and royalty revenue of $2.1 million in the 2000 Quarter.

Interactive media revenues were $2.1 million in the 2001 Quarter as compared to revenues of $11.8 million in the 2000 Quarter, which included revenues realized from the successful release of the interactive game version of Tomorrow Never Dies. Additionally, operating results in the 2001 Quarter include the receipt of $0.8 million in third party audit recoveries and other miscellaneous income as compared to $2.7 million in such revenues in the 2000 Quarter.

  Expenses for other businesses include interactive product costs of $1.5 million in the 2001 Quarter as compared to $3.0 million of costs in the 2000 Quarter relating to the release of the Tomorrow Never Dies interactive game. Consumer products cost of sales were $0.5 million in the 2001 Quarter as compared to $1.1 million in the 2000 Quarter. Overhead costs related to other businesses aggregated $2.2 million in the 2001 Quarter and $1.5 million in the 2000 Quarter. Other expenses aggregated $1.5 million in the 2001 Quarter and $2.4 million in the 2000 Quarter.

  Corporate and Other

  General and Administration Expenses. General and administration expenses decreased by $0.3 million, or one percent, to $20.4 million in the 2001 Quarter, primarily due to lower legal and professional fees.

  Depreciation and Non-Film Amortization. Depreciation and non-film amortization increased by $1.5 million, or 24 percent, to $7.9 million in the 2001 Quarter due to increased fixed assets placed in service.

  Interest Expense, Net of Amounts Capitalized. Net interest expense decreased by $5.4 million, or 37 percent, to $9.5 million in the 2001 Quarter due to debt repayment associated with proceeds received from equity offerings and increased capitalized interest on feature film production.

  Interest and Other Income. Interest and other income increased by $1.4 million, or 33 percent, to $5.8 million in the 2001 Quarter due to interest income earned on our short-term investments, which increased due to the proceeds received from the equity offerings in the 2001 Quarter.

  Income Tax Provision. The provision for income taxes increased by $0.2 million, or six percent, to $4.4 million in the 2001 Quarter due to foreign remittance taxes attributable to international distribution revenues.

Liquidity and Capital Resources

  General. Our operations are capital intensive. In recent years we have funded our operations primarily from (i) the sale of equity securities, (ii) bank borrowings and (iii) internally generated funds. During the 2001 Quarter, the net cash used by operating activities was $26.8 million, which included additions to film and television costs of $131.3 million; net cash used in investing activities was $2.2 million; and net cash provided by financing activities (primarily sale of equity securities) was $639.1 million.

  Sales of Equity Securities. Historically, sales of our equity securities have included proceeds from our initial public offering and Tracinda Corporation's concurrent purchase of our common stock, which were completed in November 1997, our 1998 rights offering, which was completed in November 1998, and our 1999 rights offering, which was completed in November 1999. Additionally, pursuant to a Form S-3 shelf registration statement filed with the Securities and Exchange Commission, in 2000 we sold of 5,363,800 shares of our common stock for aggregate net proceeds of $133.4 million.

  In February and March 2001, pursuant to our shelf registration statement, we sold 16,080,590 shares of common stock for aggregate net proceeds of $310.6 million. Additionally, Tracinda purchased 15,715,667 shares of Series B preferred stock for net proceeds of $325 million. The Series B preferred stock is non-voting, has a liquidation preference of $.01 per share and is convertible on a 1:1 basis into shares of common stock at the option of the holder (upon shareholder approval). No dividends accrue or are payable with respect to the Series B preferred stock.

  On April 2, 2001, the proceeds of the equity offerings were used to pay a portion of the $825 million cost to acquire a 20 percent interest in two general partnerships which own and operate four cable channels, American Movie Channel, Bravo, the Independent Film Channel and WE: Women's Entertainment (formerly the Romance Classics). These partnerships were wholly-owned by Rainbow Media Holdings, Inc., a majority-owned subsidiary of Cablevision Systems Corporation. The acquisition was completed on April 2, 2001. We obtained the rest of the funds needed for the purchase through borrowings of $164.5 million under our credit facilities subsequent to March 31, 2001.

  Bank Borrowings. We have a $1.3 billion syndicated credit facility consisting of (i) a six year $600.0 million revolving credit facility, (ii) a $400.0 million seven and one-half year term loan and (iii) a $300.0 million eight and one-half year term loan. As of April 26, 2001, $400.1 million was available under our credit facility, including outstanding letters of credit, which also contains provisions allowing, under certain circumstances, for an additional $200.0 million tranche.

  Currently, the revolving facility and the $400.0 million term loan bear interest at 2.25 percent over the Adjusted LIBOR rate, as defined therein (6.59 percent at April 26, 2001), and the $300.0 million term loan bears interest at 2.50 percent over the Adjusted LIBOR rate (6.72 percent at April 26, 2001). We have entered into three-year fixed interest rate swap contracts in relation to a portion of our credit facility for a notional value of $575.0 million at an average rate of approximately 7.82 percent, which expire at various times no later than July 2003. We have also entered into additional forward interest rate swap contracts commencing in 2001 for a notional value of $325.0 million at an average rate of approximately 8.71 percent, which expire in July 2003.

  Scheduled amortization of the term loans under our credit facility commences with $33.0 million in 2001, $73.0 million in 2002, $103.0 million in 2003, $103.0 million in 2004, and $103.0 million in 2005, with the remaining balance due at maturity. The revolving facility was entered into in October 1997 and matures on September 30, 2003, subject to extension under certain conditions.

  Our credit facility contains various covenants, including limitations on indebtedness, dividends and capital expenditures, and maintenance of certain financial ratios. Our credit facility was amended and restated on July 21, 2000, with less restrictive operating and financial covenants. Our credit facility limits the amount of the investment in MGM which may be made by Metro-Goldwyn-Mayer Studios Inc. and Orion Pictures Corporation, both of which are wholly-owned subsidiaries, in the form of loans or advances, or purchases of capital stock of MGM, up to a maximum aggregate amount of $500,000,000. As of March 31, 2001, there are no outstanding loans or advances to MGM by such subsidiaries, nor have such subsidiaries purchased any capital stock of MGM. Restricted net assets of Metro-Goldwyn-Mayer Studios Inc. and Orion Pictures Corporation at March 31, 2001 are approximately $2.0 billion. As of March 31, 2001, we were in compliance with all applicable covenants. There can be no assurances that we will remain in compliance with such covenants or other conditions under our credit facility in the future. We anticipate substantial continued borrowing under our credit facility.

  Cash Used by Operating Activities. In the 2001 Quarter, cash used by operating activities was $26.8 million compared to cash provided by operating activities of $65.7 million in the 2000 Quarter. Included in cash used by operating activities were additions to film and television costs of $131.3 million in the 2001 Quarter and $168.3 million in the 2000 Quarter.

  Cash Used in Investing Activities. In the 2001 Quarter, cash used in investing activities was $2.2 million compared to cash used in investing activities of $1.6 million in the 2000 Quarter.

  Cash Provided by Financing Activities. In the 2001 Quarter, cash provided by financing activities was $639.1 million, which included $635.6 million in net proceeds from the sale of our equity securities and $4.1 million for the exercise of stock options, partially offset by net repayments of borrowed funds of $0.6 million. In the 2000 Quarter, cash used by financing activities was $0.6 million, consisting of $2.3 in net repayments of borrowed funds, partially offset by $1.8 million in net proceeds received from the exercise of stock options.

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

  We are obligated to fund 50 percent of the expenses of MGM Networks Latin America up to a maximum of approximately $24.0 million. We have funded approximately $21.0 million under such obligation as of March 31, 2001.

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

  We believe that the amounts available under the revolving facility and cash flow from operations will be adequate for us to conduct our operations in accordance with our business plan for at least the next twelve months. This belief is based in part on the assumption that our future releases will perform as planned. In addition to the foregoing sources of liquidity, we are currently considering various film financing alternatives.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

  We are exposed to the impact of interest rate changes as a result of our variable rate long-term debt. Our amended and restated credit agreement requires that we maintain interest rate swap agreements or other appropriate hedging arrangements to convert to fixed rate or otherwise limit the floating interest rate risk on at least 66 2/3% of term loans outstanding through July 2003. Accordingly, we have entered into several interest swap agreements whereby we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate amounts calculated by reference to an agreed notional principal amount. The swap agreements expire at various times but no later than July 2003. Based on scheduled loan amortization, we will be in compliance with the credit agreement's hedge provisions through that time.

  At March 31, 2001, $125 million of our term debt was not hedged. Additionally, future borrowings under our revolving credit facility will be exposed to interest rate risk.

  The following table provides information about our interest rate swaps outstanding at March 31, 2001:

                                     Amounts scheduled
                                     for maturity for
                                      the year ending
                                       December 31,
                                     ------------------  Estimated fair value at
                                       2001      2003        March 31, 2001
                                     --------  --------  -----------------------
Interest Rate Swaps
Variable to fixed:
  Notional value (in thousands)..... $450,000  $125,000          $(4,490)
  Average pay rate..................    5.394%    5.700%
  Average receive rate..............    5.415%    5.410%

  We have also entered into additional forward interest rate swap contracts commencing in 2001 for a notional value of $470.0 million at an average pay rate of approximately 5.949 percent, which expire in July 2003. At March 31, 2001, these forward contracts had an estimated fair value of $(7.9) million.

  Because approximately 25 percent of our revenues are denominated, and we incur certain operating and production costs in foreign currencies, we are subject to market risks resulting from fluctuations in foreign currency exchange rates. In certain instances, we enter into foreign currency exchange contracts in order to reduce exposure to changes in foreign currency exchange rates that affect the value of our firm commitments and certain anticipated foreign currency cash flows. We currently intend to continue to enter into such contracts to hedge against future material foreign currency exchange rate risks. We had no foreign currency exchange contracts outstanding at March 31, 2001.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

  On November 17, 1997, MGM and Danjaq filed an action entitled Danjaq, LLC, et al. v. Sony Corporation, Kevin McClory, et al. in federal court in Los Angeles (Case No. 97-8414ER (Mcx)) relating to a press release issued by Sony Pictures announcing plans to produce a series of new James Bond feature films based on alleged rights that Sony had acquired from Kevin McClory. Mr. McClory had been a producer of Thunderball. On July 29, 1998, the court preliminarily enjoined Sony Pictures and the other defendants from the production, preparation, distribution, advertising or other exploitation in the United States of a James Bond motion picture in any medium and from using the "James Bond" and the "James Bond 007" trademarks in the United States. On March 29, 1999, MGM and Danjaq entered into a settlement agreement with Sony Pictures and related parties that provided for a payment by the Sony parties and an agreement by the Sony parties which effectively makes permanent the court's July 1998 preliminary injunction. Under the terms of a separate agreement entered into on March 29, 1999, MGM and Danjaq acquired from Columbia all of Columbia's rights to Casino Royale and the Sony parties agreed to broaden the contractual prohibition regarding making or distributing James Bond films and the James Bond trademarks, as described above, throughout the world. Mr. McClory did not participate in the settlement and retained a counterclaim against MGM and Danjaq for copyright infringement. The trial with Mr. McClory commenced on March 28, 2000. On that date, the judge bifurcated the case to hear MGM's and Danjaq's laches defense before commencing the jury trial on Mr. McClory's counterclaim. The judge issued his ruling on this defense on March 31, 2000, finding that Mr. McClory's claim was barred by laches as a matter of law, and dismissed the entire case with prejudice. On May 2, 2000, Mr. McClory appealed the court's decision. The parties have submitted briefs to the appellate court and await the outcome of the appeal. The appeal will be heard May 11, 2001.

  On January 19, 2000, a complaint was filed naming Metro-Goldwyn-Mayer Home Entertainment Inc. as a defendant in a matter entitled Ronald Cleveland d/b/a Lone Star Videotronics, et al., v. Viacom Inc., et al. (Case No. 99CA0783-EP). The case was filed as a putative class action in the United States District Court for the Western District of Texas San Antonio Division, but on March 16, 2001, the Court denied plaintiffs' motion to certify a class. Viacom Inc., Paramount Home Video, Inc., Buena Vista Home Entertainment, Inc., Time Warner Entertainment Company, L.P. d/b/a Warner Home Video, Columbia Tri-Star Home Video, Inc., Universal Studios Home Video, Inc., and Twentieth Century Fox Home Entertainment, Inc. are also named as defendants in the action, which was originally filed against them on July 21, 1999. The plaintiffs claim that the defendant studios conspired with each other and with Blockbuster Inc. with respect to their home video rental distribution arrangements to discriminate illegally against independent video retailers in favor of Blockbuster, in violation of the Sherman Antitrust Act, the California Cartwright Act, the California Unfair Practices Act, and the California Unfair Competition Statute.

  On April 16, 2001, over two hundred video retailers, including plaintiffs in the Cleveland case noted above, sued Sumner Redstone, Viacom Inc., Blockbuster Inc., and several studio Home Entertainment entities, including Metro-Goldwyn-Mayer Home Entertainment Inc., in Superior Court in Los Angeles, California, in a matter entitled John Merchant d/b/a 49'er Video, et al v. Redstone, et al. (Case No. BC 244270). The case is styled as a class action and a representative action, as well as an individual action. The plaintiffs claim that defendants conspired with each other and Blockbuster Inc. with respect to their home video rental distribution arrangements to discriminate illegally against independent video retails in favor of Blockbuster, in violation of the California Cartwright Act, the California Unfair Practice Act, and the California Unfair Competition Statute. No class has been certified. We deny the material allegations of both complaints and we will defend ourselves vigorously against plaintiffs' claims. The plaintiffs in both cases have not quantified their claim for damages.

  On October 9, 2000, MGM Studios was served with the complaint in Citizens for Fair Treatment v. Time Warner Entertainment, et al. (Case No. 063137), an industry-wide action brought by a public interest organization, which claims that the seven major studios and New Line Cinema have violated California laws prohibiting deceptive, unfair and unlawful business practices by allegedly marketing "R" rated films to children under 17 years of age. The basis for the complaint is the findings of the Federal Trade Commission's September 2000 report concerning studio marketing practices. The complaint seeks restitution and disgorgement of all monies attributable to the alleged wrong-doing, as well as an injunction restraining and enjoining defendants from targeting and marketing R-rated films to children under 17. The studios, including MGM, filed demurrers to the complaint and, alternatively, motions to strike the complaint, based on our contention that the studios' actions about which plaintiff complains constitute speech that is protected by the United States and California constitutions. On February 20, 2001, the trial court denied the studios' motions to dismiss and, alternatively, to strike the complaint. The studios, including MGM, appealed the denial of their motions to strike, and filed petitions for writ of mandate challenging the denial of their demurrers. On April 13, 2001, the court of appeal denied the studios' petitions for a writ of mandate. The studios' appeals of the denial of their motions to strike are still pending. We deny the material allegations of the complaint, and we will defend ourselves vigorously against plaintiffs' claims.

  Reference is made to our 2000 Form 10-K for a description of other pending legal proceedings involving MGM.

Item 5. Other Information

  Reference is made to Note 9 to the Condensed Consolidated Financial Statements contained elsewhere herein for information regarding an agreement with Rainbow Media Holdings, Inc.

  Reference is made to Note 5 to the Condensed Consolidated Financial Statements contained elsewhere herein for information regarding the sale of common stock in February and March 2001, pursuant to a Form S-3 shelf registration statement filed with the Securities and Exchange Commission on May 5, 2000 and the sale of preferred stock to Tracinda Corporation on February 7, 2001.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

  None.

  (b) Reports on Form 8-K


Date:                                                  Relating to:
-----                                                  ------------
January 31, 2001...................................... Item 5. Other Information
February 6, 2001...................................... Item 5. Other Information
March 9, 2001......................................... Item 5. Other Information
March 9, 2001......................................... Item 5. Other Information

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          METRO-GOLDWYN-MAYER INC.

April 27, 2001

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