Form 10-Q
period 2001-06-30
METRO-GOLDWYN-MAYER INC
filed 2001-07-31
CIK 1026816

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

                               ----------------

                 For the Quarterly Period Ended June 30, 2001

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

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.. [X] Yes [_] No

  The number of shares of the Registrant's common stock outstanding as of July 27, 2001 were 239,413,772.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            METRO-GOLDWYN-MAYER INC.

                                   FORM 10-Q

                                 June 30, 2001

                                     INDEX

                                                                            Page
                                                                            No.
                                                                            ----
Part I. Financial Information

Item 1. Financial Statements

    Condensed Consolidated Balance Sheets as of June 30, 2001 (unaudited)
     and December 31, 2000.................................................   1

    Condensed Consolidated Statements of Operations for the Quarters and
     Six Months ended June 30, 2001 and 2000 (unaudited)...................   2

    Condensed Consolidated Statements of Stockholders' Equity for the Six
     Months ended June 30, 2001 (unaudited)................................   3

    Condensed Consolidated Statements of Cash Flows for the Six Months
     ended June 30, 2001 and 2000 (unaudited)..............................   4

    Notes to Condensed Consolidated Financial Statements...................   5

Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations.....................................................  13

Item 3. Quantitative and Qualitative Disclosures About Market Risk.........  23

Part II.  Other Information

Item 1. Legal Proceedings..................................................  25

Item 4. Submission of Matters to a Vote of Security Holders................  25

Item 5. Other Information..................................................  26

Item 6. Exhibits and Reports on Form 8-K...................................  26

Signatures.................................................................  27

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            METRO-GOLDWYN-MAYER INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                       June 30,    December 31,
                                                         2001          2000
                                                      -----------  ------------
                                                      (unaudited)
                       ASSETS
                       ------
Cash and cash equivalents............................ $    13,265   $   77,140
Accounts and contracts receivable (net of allowance
 for doubtful accounts of $26,518 and $22,947,
 respectively).......................................     424,919      416,084
Film and television costs, net.......................   2,079,861    2,422,799
Investments in and advances to affiliates............     837,816       12,403
Property and equipment, net..........................      41,826       47,071
Excess of cost over net assets of acquired
 businesses, net.....................................     524,073      531,440
Other assets.........................................      32,464       41,253
                                                      -----------   ----------
                                                      $ 3,954,224   $3,548,190
                                                      ===========   ==========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Liabilities:
  Bank and other debt................................ $   882,129   $  709,952
  Accounts payable and accrued liabilities...........     207,497      168,144
  Accrued participants' share........................     227,365      217,231
  Income taxes payable...............................      32,990       34,056
  Advances and deferred revenues.....................      99,358       92,137
  Other liabilities..................................      28,358       16,983
                                                      -----------   ----------
    Total liabilities................................   1,477,697    1,238,503
                                                      -----------   ----------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 25,000,000 shares
   authorized, none issued...........................         --           --
  Common stock, $.01 par value, 500,000,000 shares
   authorized, 239,403,185 and 207,217,585 shares
   issued and outstanding............................       2,394        2,072
  Additional paid-in capital.........................   3,714,010    3,072,611
  Deficit............................................  (1,226,651)    (765,507)
  Accumulated other comprehensive (loss) income......     (13,226)         511
                                                      -----------   ----------
    Total stockholders' equity.......................   2,476,527    2,309,687
                                                      -----------   ----------
                                                      $ 3,954,224   $3,548,190
                                                      ===========   ==========

  The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

                            METRO-GOLDWYN-MAYER INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)
                                  (unaudited)

                           Quarter Ended June 30,     Six Months Ended June 30,
                          --------------------------  --------------------------
                              2001          2000          2001          2000
                          ------------  ------------  ------------  ------------
Revenues................  $    274,859  $    294,486  $    618,755  $    633,481
Expenses:
  Operating.............       129,081       163,736       269,258       355,383
  Selling, general and
   administrative ......       181,668       110,351       386,763       231,548
  Recoveries of
   severance and related
   costs................           --         (3,715)          --         (3,715)
  Depreciation and non-
   film amortization....         8,056         6,369        16,001        12,782
                          ------------  ------------  ------------  ------------
    Total expenses......       318,805       276,741       672,022       595,998
                          ------------  ------------  ------------  ------------
Operating income
 (loss).................       (43,946)       17,745       (53,267)       37,483
Other income (expense):
  Equity in net earnings
   of affiliates........        (1,147)          424        (1,259)          603
  Interest expense, net
   of amounts
   capitalized..........       (13,475)      (14,722)      (22,928)      (29,615)
  Interest and other
   income, net..........         1,360         5,742         7,137        10,100
                          ------------  ------------  ------------  ------------
    Total other
     expense............       (13,262)       (8,556)      (17,050)      (18,912)
                          ------------  ------------  ------------  ------------
Income (loss) from
 operations before
 provision for income
 taxes..................       (57,208)        9,189       (70,317)       18,571
Income tax provision....        (4,097)       (2,895)       (8,509)       (7,062)
                          ------------  ------------  ------------  ------------
Net income (loss) before
 cumulative effect of
 accounting change......       (61,305)        6,294       (78,826)       11,509
Cumulative effect of
 accounting change......           --            --       (382,318)          --
                          ------------  ------------  ------------  ------------
Net income (loss).......  $    (61,305) $      6,294  $   (461,144) $     11,509
                          ============  ============  ============  ============
Income (loss) per share:
  Basic and diluted
    Net income (loss)
     before cumulative
     effect of
     accounting change..  $      (0.26) $       0.03  $      (0.35) $       0.06
    Cumulative effect of
     accounting change..           --            --          (1.70)          --
                          ------------  ------------  ------------  ------------
    Net income (loss)...  $      (0.26) $       0.03  $      (2.05) $       0.06
                          ============  ============  ============  ============
Weighted average number
 of common shares
 outstanding:
  Basic.................   234,002,719   203,625,034   224,521,913   202,548,203
                          ============  ============  ============  ============
  Diluted...............   234,002,719   210,595,555   224,521,913   209,039,749
                          ============  ============  ============  ============

  The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

                           METRO-GOLDWYN-MAYER INC.

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (in thousands, except share data)

                          Preferred Stock       Common Stock                             Accumulated
                         ------------------  ------------------ Additional                  Other         Total
                           No. of      Par     No. of     Par    Paid-in                Comprehensive Stockholders'
                           Shares     Value    Shares    Value   Capital     Deficit    Income (Loss)    Equity
                         -----------  -----  ----------- ------ ---------- -----------  ------------- -------------
Balance December 31,
2000....................         --   $ --   207,217,585 $2,072 $3,072,611 $  (765,507)   $    511     $2,309,687
Preferred stock issued
to Tracinda, net........  15,715,667    157          --     --     324,843         --          --         325,000
Conversion of preferred
stock into common
stock................... (15,715,667)  (157)  15,715,667    157        --          --          --             --
Common stock issued to
outside parties, net....         --     --    16,080,590    161    310,478         --          --         310,639
Common stock issued to
directors, officers and
employees, net..........         --     --       389,343      4      6,078         --          --           6,082
Other comprehensive
income (loss):
 Cumulative effect of
 accounting change......         --     --           --     --         --          --          469            469
 Unrealized loss on
 derivative
 instruments............         --     --           --     --         --          --      (13,543)       (13,543)
 Unrealized loss on
 securities.............         --     --           --     --         --          --         (301)          (301)
 Foreign currency
 translation
 adjustments............         --     --           --     --         --          --         (362)          (362)
 Net loss...............         --     --           --     --         --     (461,144)        --        (461,144)
                         -----------  -----  ----------- ------ ---------- -----------    --------     ----------
Balance June 30, 2001
(unaudited).............         --   $ --   239,403,185 $2,394 $3,714,010 $(1,226,651)   $(13,226)    $2,476,527
                         ===========  =====  =========== ====== ========== ===========    ========     ==========

 The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

                            METRO-GOLDWYN-MAYER INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                          -------------------
                                                            2001       2000
                                                          ---------  --------
Net cash used in operating activities.................... $ (44,583) $ (3,498)
                                                          ---------  --------
Investing activities:
  Investment in Cable Channels...........................  (825,185)      --
  Additions to property and equipment....................    (3,310)   (3,813)
  Other investing activities.............................    (1,050)   (1,000)
                                                          ---------  --------
  Net cash used in investing activities..................  (829,545)   (4,813)
                                                          ---------  --------
Financing activities:
  Net proceeds for issuance of preferred stock to
   Tracinda..............................................   325,000       --
  Net proceeds from issuance of equity securities to
   outside parties.......................................   310,639   121,539
  Net proceeds from issuance of equity securities to
   related parties.......................................     4,801     3,506
  Additions to borrowed funds............................   171,500       --
  Repayments of borrowed funds...........................    (1,323)   (5,337)
                                                          ---------  --------
  Net cash provided by financing activities..............   810,617   119,708
                                                          ---------  --------
Net change in cash and cash equivalents from operating,
 investing and financing activities......................   (63,511)  111,397
Net increase (decrease) in cash due to foreign currency
 fluctuations............................................      (364)       76
                                                          ---------  --------
Net change in cash and cash equivalents..................   (63,875)  111,473
Cash and cash equivalents at beginning of the year.......    77,140   152,213
                                                          ---------  --------
Cash and cash equivalents at end of the quarter.......... $  13,265  $263,686
                                                          =========  ========


     The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

                           METRO-GOLDWYN-MAYER INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2001

Note 1--Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements include the accounts of Metro-Goldwyn-Mayer Inc. ("MGM"), Metro-Goldwyn-Mayer Studios Inc. and its majority owned subsidiaries ("MGM Studios") and Orion Pictures Corporation and its majority owned subsidiaries ("Orion") (collectively, the "Company"). MGM is a Delaware corporation formed on July 10, 1996 specifically to acquire MGM Studios, and is majority owned by an investor group comprised of Tracinda Corporation and a corporation that is principally owned by Tracinda Corporation (collectively, "Tracinda"), and certain current and former executive officers of the Company. The acquisition of MGM Studios by MGM was completed on October 10, 1996, at which time MGM commenced principal operations. The acquisition of Orion was completed on July 10, 1997. The Company completed the acquisition of certain film libraries and film related rights that were previously owned by PolyGram N.V. and its subsidiaries ("PolyGram") on January 7, 1999.

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

  New Accounting Pronouncements. In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 139, "Rescission of FASB Statement No. 53 and Amendments to FASB Statements No. 63, 89 and 121," which, effective for financial statements for fiscal years beginning after December 15, 2000, rescinds SFAS No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films." The companies that were previously subject to the requirements of SFAS No. 53 shall now follow the guidance in SOP 00-2 issued in June 2000. SOP 00-2 establishes new accounting and reporting standards for all producers and distributors that own or hold the rights to distribute or exploit films. SOP 00-2 provides that the cumulative effect of changes in accounting principles caused by its adoption should be included in the determination of net income in conformity with Accounting Principles Board Opinion No. 20, "Accounting Changes." The Company adopted SOP 00-2 on January 1, 2001 and recorded a one-time, non-cash cumulative effect charge to earnings of $382,318,000, primarily to reduce the carrying value of its film and television costs. The new rules also require that advertising costs be expensed as incurred as opposed to the old rules which generally allowed advertising costs to be capitalized as part of film costs and amortized using the "individual film forecast" method. Due to the significant advertising costs incurred in the early stages of a film's release, the Company anticipates that the new rules will significantly impact its results of operations for the foreseeable future. Additionally, under SFAS No. 53 the Company classified additions to film costs as an investing activity in the Statement of Cash Flows. In accordance with SOP 00-2, the Company now classifies additions to film costs as an operating activity. For comparative purposes, the Company has revised its June 30, 2000 Statement of Cash Flows to conform to this presentation in the current year period.

                           METRO-GOLDWYN-MAYER INC.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities --Deferral of the Effective Date of FASB Statement No. 133," and by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment of FASB No. 133," which is effective for all quarters of fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in contracts, and for hedging activities. The Company adopted SFAS No. 133 on January 1, 2001 and recorded a one-time, non-cash cumulative effect adjustment to stockholders' equity and other comprehensive income (loss) of $469,000. The Company does not expect the adoption of SFAS No. 133 to materially impact its results of operations.

  In June 2001, the FASB issued SFAS No. 141, "Business Combinations." This statement has eliminated the flexibility to account for some mergers and acquisitions as pooling of interests, and effective as of July 1, 2001, all business combinations are to be accounted for using the purchase method. The Company will adopt SFAS No. 141 as of July 1, 2001, and the impact of such adoption is not anticipated to have a material adverse impact on the Company's financial statements.

  In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." According to this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value-based test. The Company will adopt SFAS No. 142 beginning January 1, 2002, and upon adoption the Company does not currently anticipate any impairment of goodwill and other intangible assets already included in the financial statements. The Company expects to receive future benefits from previously acquired goodwill and other intangible assets over an indefinite period of time, and as such plans to forego all related amortization expense.

  Comprehensive Income (Loss). Total comprehensive income (loss) for the Company includes net earnings (loss) and other comprehensive income items, including unrealized loss on derivative instruments, unrealized loss on securities and cumulative foreign currency translation adjustments. Components of other comprehensive income (loss) are shown below (in thousands, unaudited):

                                           Quarter Ended     Six Months Ended
                                              June 30,           June 30,
                                          -----------------  ------------------
                                            2001      2000     2001      2000
                                          ---------  ------  ---------  -------
   Net income (loss) ...................  $ (61,305) $6,294  $(461,144) $11,509
   Other comprehensive income (loss):
     Cumulative effect of accounting
      change for derivative
      instruments.......................        --      --         469      --
     Unrealized loss on derivative
      instruments.......................       (702)    --     (13,543)     --
     Unrealized gain (loss) on
      securities........................       (119)     68       (301)      68
     Cumulative foreign currency
      translation adjustments...........       (214)   (112)      (362)     274
                                          ---------  ------  ---------  -------
     Total comprehensive income (loss)..  $ (62,340) $6,250  $(474,881) $11,851
                                          =========  ======  =========  =======

  Components of accumulated other comprehensive income (loss) are shown below (in thousands):

                              Unrealized                          Accumulated
                                loss on   Unrealized Cumulative      other
                              derivative   loss on   translation comprehensive
                              instruments securities adjustments income (loss)
                              ----------- ---------- ----------- -------------
   Balance at December 31,
    2000.....................  $     --     $  --       $ 511      $     511
   Current period change.....    (13,074)     (301)      (362)       (13,737)
                               ---------    ------      -----      ---------
   Balance at June 30, 2001
    (unaudited)..............  $ (13,074)   $ (301)     $ 149      $ (13,226)
                               =========    ======      =====      =========

                           METRO-GOLDWYN-MAYER INC.

Note 2--Investment in Cable Channels

  On April 2, 2001, the Company invested $825,000,000 in cash for a 20 percent interest in two general partnerships which own and operate the American Movie Channel, Bravo, the Independent Film Channel and WE: Women's Entertainment (formerly Romance Classics), collectively referred to as the "Cable Channels." These partnerships were wholly-owned by Rainbow Media Holdings, Inc., a 74 percent subsidiary of Cablevision Systems Corporation ("Rainbow Media"). The proceeds of the $825,000,000 investment were used as follows: (i) $365,000,000 was used to repay bank debt of the partnerships; (ii) $295,500,000 was used to repay intercompany loans from Cablevision and its affiliates; and (iii) $164,500,000 was added to the working capital of the partnerships. The Company financed the investment through the sale of equity securities (see Note 6), which provided aggregate net proceeds of approximately $635,600,000, and borrowings under our credit facilities. Based upon currently available information and upon certain assumptions that management of the Company believes are reasonable, the Company's preliminary determination of the difference between the Company's cost basis in their investment in the Cable Channels and the Company's share of the underlying equity in net assets is approximately $750,000,000. There can be no assurance that the actual amount will not differ significantly from this estimate.

  The Company is accounting for its investment in the Cable Channels in accordance with Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." Pursuant to the requirements of APB No. 18, the Company is recording its share of the earnings and losses in the Cable Channels based on the most recently available financial statements received from the Cable Channels. At this date, the Company has not received the financial statements from the Cable Channels from the acquisition date of April 2, 2001 through June 30, 2001. Therefore, the Company will be reporting its interest in the Cable Channels on a one quarter lag. Thus, the results of operations of the Company through June 30, 2001 do not include the Company's share of the Cable Channels' income or loss, or any amortization related to the difference between the Company's cost of its investment in the Cable Channels and the Company's underlying equity in the Cable Channels' net assets.

  While the Company is not involved in the day-to-day operations of the Cable Channels, the Company's approval is required before either partnership may:
(i) declare bankruptcy or begin or consent to any reorganization or assignment for the benefit of creditors; (ii) enter into any new transaction with a related party; (iii) make any non-proportionate distributions; (iv) amend the partnership governing documents; or (v) change its tax structure.

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

                           METRO-GOLDWYN-MAYER INC.

Note 3--Restructuring and Other Charges

  In June 1999, the Company incurred certain restructuring and other charges, in association with a change in senior management and a corresponding review of the Company's operations, aggregating $214,559,000 million, including (i) a $129,388,000 million reserve for pre-release film cost write-downs and certain other charges regarding a re-evaluation of film properties in various stages of development and production and (ii) $85,171,000 million of severance and other related costs, as well as the estimated costs of withdrawing from the Company's arrangements with United International Pictures B.V. ("UIP") on November 1, 2000. The severance charge in 1999 included the termination of 46 employees, including the Company's former Chairman and Vice Chairman, across all divisions of the Company. As of June 30, 2001, the Company has utilized all $129,388,000 of the pre-release film cost write-down reserves and has paid $54,778,000 of the severance and related costs.

Note 4--Film and Television Costs

  Film and television costs, net of amortization, are summarized as follows (in thousands):

                                                        June 30,     December
                                                          2001       31, 2000
                                                       -----------  -----------
                                                       (unaudited)
   Theatrical productions:
     Released......................................... $ 3,410,496  $ 3,396,540
     Less: accumulated amortization...................  (1,974,813)  (1,779,647)
                                                       -----------  -----------
     Released, net....................................   1,435,683    1,616,893
     Completed not released, net .....................      45,965       74,665
     In production....................................     321,517      393,615
     In development...................................      29,392       21,407
                                                       -----------  -----------
       Subtotal: theatrical productions...............   1,832,557    2,106,580
                                                       -----------  -----------
   Television programming:
     Released.........................................     806,679      786,574
     Less: accumulated amortization...................    (585,219)    (498,005)
                                                       -----------  -----------
     Released, net....................................     221,460      288,569
     In production....................................      25,271       24,988
     In development...................................         573        2,662
                                                       -----------  -----------
       Subtotal: television programming...............     247,304      316,219
                                                       -----------  -----------
                                                       $ 2,079,861  $ 2,422,799
                                                       ===========  ===========

  Interest costs capitalized to theatrical productions were $6,030,000 and $13,361,000 during the quarter and six months ended June 30, 2001, and $2,174,000 and $2,976,000 during the quarter and six months ended June 30, 2000, respectively.

Note 5--Bank and Other Debt

  Bank and other debt is summarized as follows (in thousands):

                                                       June 30,   December 31,
                                                         2001         2000
                                                      ----------- ------------
                                                      (unaudited)
   Revolving Facility................................  $171,500     $    --
   Term Loans........................................   700,000      700,000
   Capitalized lease obligations and other
    borrowings.......................................    10,629        9,952
                                                       --------     --------
                                                       $882,129     $709,952
                                                       ========     ========

                           METRO-GOLDWYN-MAYER INC.

  On October 15, 1997, the Company entered into an amended and restated credit facility with a syndicate of banks aggregating $1.3 billion (the "Amended Credit Facility") consisting of a six year $600,000,000 revolving credit facility (the "Revolving Facility"), a $400,000,000 seven and one-half year term loan ("Tranche A Loan") and a $300,000,000 eight and one-half year term loan ("Tranche B Loan") (collectively, the "Term Loans"). The Amended Credit Facility was subsequently amended and restated on July 21, 2000, with less restrictive operating and financial covenants. The Amended Credit Facility contains provisions allowing, with the consent of the requisite lenders and subject to syndication thereof, for an additional $200,000,000 tranche, raising the potential amount of Amended Credit Facility to $1.5 billion. The Revolving Facility and the Tranche A Loan bear interest at 2.50 percent over the Adjusted LIBOR rate, as defined (6.36 percent at June 30, 2001). The Tranche B Loan bears interest at 2.75 percent over the Adjusted LIBOR rate, as defined (6.59 percent at June 30, 2001). Scheduled amortization of the Term Loans under the Amended Credit Facility commences with $31,500,000 in 2001, $73,000,000 in 2002, $103,000,000 in 2003, $103,000,000 in 2004 and
$103,000,000 in 2005, with the remaining balance due at maturity. The Revolving Facility matures in October 2003, subject to extension under certain conditions.

  The Company has entered into three year fixed interest rate swap contracts in relation to a portion of the Amended Credit Facility for a notional value of $575,000,000 at an average rate of approximately 5.46 percent, which expire at various times no later than July 2003. The Company has also entered into additional forward interest rate swap contracts commencing on various dates in 2001 for a notional value of $470,000,000 at an average rate of approximately
5.95 percent, which expire in July 2003. At June 30, 2001, the Company would be required to pay approximately $13,080,000 if all such swap contracts were terminated, and this amount has been included in other comprehensive income during the six months ended June 30, 2001.

  The Company's borrowings under the Amended Credit Facility are secured by substantially all the assets of the Company. The Amended Credit Facility contains various covenants including limitations on dividends, capital expenditures and indebtedness, and the maintenance of certain financial ratios. The Amended Credit Facility limits the amount of the investment in the Company which may be made by MGM Studios and Orion in the form of loans or advances, or purchases of capital stock of the Company, up to a maximum aggregate amount of $500,000,000. As of June 30, 2001, there are no outstanding loans or advances to the Company by such subsidiaries, nor have such subsidiaries purchased any capital stock of the Company. Restricted net assets of MGM Studios and Orion at June 30, 2001 are approximately $2.5 billion. As of June 30, 2001, the Company was in compliance with all applicable covenants.

  Lease and other borrowings. Capitalized lease and other borrowings relate principally to contractual liabilities and computer equipment financing at interest rates ranging from approximately nine to ten percent.

Note 6--Stockholders' Equity

  Sale of Common Stock. In February and March 2001, pursuant to a Form S-3 shelf registration statement filed on May 5, 2000 with the Securities and Exchange Commission, the Company sold 16,080,590 shares of its common stock for aggregate net proceeds of $310,639,000. On April 2, 2001, the Company used the net proceeds from these sales to partially finance its investment in the Cable Channels (see Note 2).

  Sale of Preferred Stock to Tracinda. On February 7, 2001, the Company sold 15,715,667 shares of Series B preferred stock ("Preferred Stock") to Tracinda for net proceeds of $325,000,000. On April 2, 2001, the Company used the net proceeds of this sale to partially finance its investment in the Cable Channels (see Note 2). On May 2, 2001, upon approval of the shareholders of the Company, the Preferred Stock was converted into 15,715,667 shares of common stock of the Company. Tracinda currently beneficially owns approximately 81.5 percent of the Company's outstanding common stock.

                           METRO-GOLDWYN-MAYER INC.

  Earnings Per Share. Dilutive securities of 4,101,574 and 3,537,124 related to stock options are not included in the calculation of diluted EPS in the quarter and six months ended June 30, 2001 because they are antidilutive. Dilutive securities of 6,970,521 and 6,491,546 related to stock options have been included in the calculation of diluted EPS for the quarter and six months ended June 30, 2000.

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

  Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands, unaudited):

                                         Feature   Television
                                          Films     Programs   Other    Total
                                        ---------  ---------- ------- ---------
   Quarter Ended June 30:
   2001:
   Revenues............................ $ 230,588   $ 36,182  $ 8,089 $ 274,859
   Segment income (loss)............... $ (22,421)  $  4,640  $ 4,503 $ (13,278)

   2000:
   Revenues............................ $ 253,653   $ 33,924  $ 6,909 $ 294,486
   Segment income...................... $  45,346   $ (2,834) $ 3,769 $  46,281

                                         Feature   Television
                                          Films     Programs   Other    Total
                                        ---------  ---------- ------- ---------
   Six Months Ended June 30:
   2001:
   Revenues............................ $ 531,141   $ 73,190  $14,424 $ 618,755
   Segment income...................... $ (10,432)  $ 10,966  $ 5,241 $   5,775

   2000:
   Revenues............................ $ 533,243   $ 73,728  $26,510 $ 633,481
   Segment income...................... $  77,166   $    846  $15,111 $  93,123

  The following is a reconciliation of the change in reportable segment assets:

                                             December 31,             June 30,
                                                 2000     Decrease      2001
                                             ------------ ---------  -----------
                                                                     (unaudited)
   Feature films............................  $2,479,639  $(284,428) $2,195,211
   Television programs......................     401,776    (64,055)    337,721
   Other....................................      14,772    (13,368)      1,404
                                              ----------  ---------  ----------
     Total reportable segment assets........  $2,896,187  $(361,851) $2,534,336
                                              ==========  =========  ==========

                           METRO-GOLDWYN-MAYER INC.

  The following table presents the details of other operating segment income (unaudited):

                                               Quarter Ended     Six Months
                                                 June 30,      Ended June 30,
                                               --------------  ----------------
                                                2001    2000    2001     2000
                                               ------  ------  -------  -------
Licensing and merchandising................... $1,551  $2,436  $ 2,444  $ 3,685
Interactive media.............................    690     318    1,206    9,001
Music.........................................  2,842   1,497    3,432    2,748
Other income (loss)...........................   (580)   (482)  (1,841)    (323)
                                               ------  ------  -------  -------
  Total other operating segment income........ $4,503  $3,769  $ 5,241  $15,111
                                               ======  ======  =======  =======

  The following is a reconciliation of reportable segment income (loss) to income (loss) from operations before provision for income taxes (unaudited):

                                         Quarter Ended       Six Months Ended
                                            June 30,             June 30,
                                       -------------------  -------------------
                                         2001       2000      2001       2000
                                       ---------  --------  ---------  --------
Segment income (loss)................  $ (13,278) $ 46,281  $   5,775  $ 93,123
General and administrative expenses..    (22,612)  (25,882)   (43,041)  (46,573)
Recoveries of severance and related
 costs...............................        --      3,715        --      3,715
Depreciation and non-film
 amortization........................     (8,056)   (6,369)   (16,001)  (12,782)
                                       ---------  --------  ---------  --------
  Operating income (loss)............    (43,946)   17,745  $ (53,267) $ 37,483
Equity in net earnings (losses) of
 affiliates..........................     (1,147)      424     (1,259)      603
Interest expense, net of amounts
 capitalized ........................    (13,475)  (14,722)   (22,928)  (29,615)
Interest and other income, net.......      1,360     5,742      7,137    10,100
                                       ---------  --------  ---------  --------
  Income (loss) from operations
   before provision for income
   taxes.............................  $ (57,208) $  9,189  $ (70,317) $ 18,571
                                       =========  ========  =========  ========

  The following is a reconciliation of reportable segment assets to consolidated total assets:

                                                         June 30,   December 31,
                                                           2001         2000
                                                        ----------- ------------
                                                        (unaudited)
   Total assets for reportable segments................ $2,534,336   $2,896,187
   Investments in and advances to affiliates...........    837,816          --
   Goodwill not allocated to segments..................    524,073      531,440
   Cash and other unallocated amounts..................     57,999      120,563
                                                        ----------   ----------
     Consolidated total assets......................... $3,954,224   $3,548,190
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

                            METRO-GOLDWYN-MAYER INC.

Note 9--Supplementary Cash Flow Information

  The Company paid interest, net of capitalized interest, of $18,299,000 and $25,172,000 during the six months ended June 30, 2001 and 2000, respectively. The Company paid income taxes of $7,896,000 and $8,492,000 during the six months ended June 30, 2001 and 2000, respectively.

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

 Recent Developments

  Cable Investment. On April 2, 2001, we invested $825.0 million in cash for a 20 percent interest in two general partnerships which own and operate the American Movie Channel, Bravo, the Independent Film Channel and WE: Women's Entertainment (formerly Romance Classics). These partnerships were wholly-owned by Rainbow Media Holdings, Inc., a 74 percent subsidiary of Cablevision Systems Corporation. The proceeds of the $825.0 million investment were used as follows: (i) $365.0 million was used to repay bank debt of the partnerships; (ii) $295.5 million was used to repay intercompany loans from Cablevision and its affiliates; and (iii) $164.5 million was added to the working capital of the partnerships. We financed the investment through the sale of equity securities and borrowings under our credit facilities. See "Liquidity and Capital Resources." Based upon currently available information and upon certain assumptions that management believes are reasonable, our preliminary determination of the difference between our cost basis in our investment in the cable channels and our share of the underlying equity in net assets is approximately $750 million. There can be no assurance that the actual amount will not differ significantly from this estimate.

  We are accounting for our investment in the cable channels in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." Pursuant to the requirements of this pronouncement, we are recording our share of the earnings and losses in the cable channels based on the most recently available financial statements received from the cable channels. At this date, we have not received the financial statements from the cable channels from the acquisition date of April 2, 2001 through June 30, 2001. Therefore, we will be reporting our interest in the cable channels on a one quarter lag. Thus, our results of operations through June 30, 2001 do not include our share of the cable channels' income or loss, or any amortization related to the difference between the cost of our investment in the cable channels and our underlying equity in the cable channels' net assets.

  While we are not involved in the day-to-day operations of the cable channels, our approval is required before either partnership may: (i) declare bankruptcy or begin or consent to any reorganization or assignment for the benefit of creditors; (ii) enter into any new transaction with a related party; (iii) make any non-proportionate distributions; (iv) amend the partnership governing documents; or (v) change its tax structure.

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

  In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 139, "Rescission of FASB No. 53 and Amendments to FASB Statements No. 63, 89 and 121," which, effective for financial statements for fiscal years beginning after December 15, 2000, rescinds Statement of Financial Accounting Standards No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films." The companies that were previously subject to the requirements of Statement of Financial Accounting Standards No. 53 are following the guidance in American Institute of Certified Public Accountants Statement of Position 00-2, "Accounting by Producers or Distributors of Films," issued in June 2000. Statement of Position 00-2 establishes new accounting and reporting standards for all producers and distributors that own or hold the rights to distribute or exploit films. Statement of Position 00-2 provides that the cumulative effect of changes in accounting principles caused by its adoption should be included in the determination of net income in conformity with Accounting Principles Board Opinion No. 20, "Accounting Changes." We adopted the statement of position on January 1, 2001, and recorded a one-time, non-cash cumulative effect charge to earnings of $382.3 million, primarily to reduce the carrying value of our film and television costs. The new rules also require that advertising costs be expensed as incurred as opposed to the old rules which generally allowed advertising costs to be capitalized as part of film costs and amortized using the "individual film forecast" method. Due to the significant advertising costs incurred in the early stages of a film's release, we anticipate that the new rules will significantly impact our results of operations for the foreseeable future. Additionally, under the prior accounting rules we classified additions to film costs as an investing activity in the Statement of Cash Flows. In accordance with Statement of Position 00-2, we now classify additions to film costs as an operating activity.

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of Financial Accounting Standards Board No. 133,"and by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of Financial Accounting Standards Board Statement No. 133," which is effective for all quarters of fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We adopted Statement of Financial Accounting Standards No. 133 beginning January 1, 2001, and recorded a one-time, non-cash cumulative effect adjustment in stockholder's equity and other comprehensive income (loss) of $0.5 million. We do not expect the adoption of Statement of Financial Accounting Standards No. 133 to materially impact our results of operations.

  In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations." This statement has eliminated the flexibility to account for some mergers and acquisitions as pooling of interests, and effective as of July 1, 2001, all business combinations are to be accounted for using the purchase method. We will adopt SFAS No. 141 as of July 1, 2001, and the impact of such adoption is not anticipated to have a material adverse impact on our financial statements.

  In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." According to this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value-based test. We will adopt Statement of Financial Accounting Standards No. 142 beginning January 1, 2002, and upon adoption we do not currently anticipate any impairment of goodwill and other intangible assets already included in the financial statements. We expect to receive future benefits from previously acquired goodwill and other intangible assets over an indefinite period of time, and as such plan to forego all related amortization expense.

  Collective Bargaining Agreements. The motion picture and television programs produced by MGM Studios, and the other major U.S. studios, generally employ actors, writers and directors who are members of the Screen Actors Guild, Writers Guild of America, and Directors Guild of America, pursuant to industry-wide collective bargaining agreements. The collective bargaining agreement with Writers Guild of America was successfully renegotiated and became effective beginning May 2, 2001 for a term of three years. Negotiations regarding the collective bargaining agreement with Screen Actors Guild were successfully completed on July 3, 2001, and await the likely ratification by Screen Actors Guild members. Public reports indicate that a strike is highly unlikely. The Directors Guild of America collective bargaining agreement expires in mid-2002. Many productions also employ members of a number of other unions, including without limitation the International Alliance of Theatrical and Stage Employees and Teamsters. A strike by one or more of the unions that provide personnel essential to the production of motion pictures or television programs could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time involved, could cause delay or interruption in our release of new motion pictures and television programs and thereby could adversely affect our cash flow and revenues. Our revenues from motion pictures and television programs in our library should not be affected and may partially offset the effects of a strike to the extent, if any, that television exhibitors buy more library product to compensate for interruption in their first-run programming.

Results of Operations

 Periods Ended June 30, 2001 Compared to Periods Ended June 30, 2000

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

  In the quarter and six months ended June 30, 2001, our operating income, EBITDA, and net income were reduced by $6.3 million and $36.4 million due to the implementation of the new accounting rules as compared to the accounting rules in place in the prior year periods under Statement of Financial Accounting Standards No. 53. These earnings reductions are solely related to adopting the new accounting standard and will not impact how we manage our businesses.

  The following table sets forth our reported operating results for the quarters ended June 30, 2001 (the "2001 Quarter") and June 30, 2000 (the "2000 Quarter"), as well as the six months ended June 30, 2001 (the "2001 Period") and June 30, 2000 (the "2000 Period"). The operating results in the 2001 periods, for the reasons discussed above, are not comparable to the operating results in the 2000 periods.

                                     Quarter Ended June    Six Months Ended
                                            30,                June 30,
                                     -------------------  -------------------
                                       2001       2000      2001       2000
                                     ---------  --------  ---------  --------
                                          (in thousands) (unaudited)
Revenues:
  Feature films..................... $ 230,588  $253,653  $ 531,141  $533,243
  Television programs...............    36,182    33,924     73,190    73,728
  Other.............................     8,089     6,909     14,424    26,510
                                     ---------  --------  ---------  --------
    Total revenues..................   274,859   294,486    618,755   633,481
                                     ---------  --------  ---------  --------
Operating income (loss):
  Feature films.....................   (22,421)   45,346    (10,432)   77,166
  Television programs...............     4,640    (2,834)    10,966       846
  Other.............................     4,503     3,769      5,241    15,111
  General and administration
   expenses.........................   (22,612)  (25,882)   (43,041)  (46,573)
  Severance and related (costs)
   recoveries.......................       --      3,715        --      3,715
  Depreciation and non-film
   amortization.....................    (8,056)   (6,369)   (16,001)  (12,782)
                                     ---------  --------  ---------  --------
Operating income (loss).............   (43,946)   17,745    (53,267)   37,483
Equity in net earnings of
 affiliates.........................    (1,147)      424     (1,259)      603
Interest expense, net of amounts
 capitalized........................   (13,475)  (14,722)   (22,928)  (29,615)
Interest and other income...........     1,360     5,742      7,137    10,100
                                     ---------  --------  ---------  --------
Income (loss) before provision for
 income taxes.......................   (57,208)    9,189    (70,317)   18,571
Income tax provision................    (4,097)   (2,895)    (8,509)   (7,062)
                                     ---------  --------  ---------  --------
Net income (loss) before cumulative
 effect of accounting change........   (61,305)    6,294    (78,826)   11,509
Cumulative effect of accounting
 change ............................       --        --    (382,318)      --
                                     ---------  --------  ---------  --------
    Net income (loss)............... $ (61,305) $  6,294  $(461,144) $ 11,509
                                     =========  ========  =========  ========

  Operating Results

  As previously discussed under "Industry Accounting Practices" above, on January 1, 2001 we adopted new accounting rules for motion picture producers and distributors. Had we been reporting under the accounting rules in place prior to January 1, 2001, in the 2001 Quarter consolidated operating income would have decreased by $55.3 million, or 312 percent, to a loss of $37.6 million, and consolidated EBITDA would have decreased by $53.7 million, or 223 percent, to a loss of $29.6 million, as compared to the 2000 Quarter. In the 2001 Period, under the prior accounting rules, consolidated operating income would have decreased by $54.3 million, or 145 percent, to a loss of $16.8 million, and consolidated EBITDA would have decreased by $51.1million, or 102 percent, to a loss of $0.8 million, as compared to the 2000 Period.

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

  See further details of quarterly changes under segments discussion below.

  Feature Films

  Consolidated feature films revenues, operating income and EBITDA are as follows:

                                            Quarter Ended    Six Months Ended
                                              June 30,           June 30,
                                          ------------------ ------------------
                                            2001      2000     2001      2000
                                          --------  -------- --------  --------
                                              (in thousands) (unaudited)
Revenues................................. $230,588  $253,653 $531,141  $533,243
Operating income (loss) and EBITDA....... $(22,421) $ 45,346 $(10,432) $ 77,166

 Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000

  Feature film revenues decreased by $23.1 million, or 9 percent, to $230.6 million in the 2001 Quarter compared to the 2000 Quarter.

  Worldwide theatrical revenues increased by $6.7 million, or 32 percent, to $27.5 million in the 2001 Quarter, principally due to the release of What's The Worst That Could Happen as well as continuing contributions from Heartbreakers and Hannibal, which were released in the first quarter. In the 2000 Quarter, we released Return To Me which generated lower revenues than the combined releases in the 2001 Quarter.

  Worldwide home video revenues decreased by $53.2 million, or 33 percent, to $110.4 million in the 2001 Quarter. In the 2001 Quarter, we released Antitrust in the domestic home video marketplace, as well as the re-promotion of the Rocky series on digital video disc (DVD). In the 2000 Quarter, significantly higher revenues were generated by the initial home video release of The World Is Not Enough, which contributed over $67.0 million in revenues in the period, and the international home video release of The Thomas Crown Affair. Partially offsetting this decrease was the continued growth in home video sales of film library product, which increased by 40 percent in the 2001 Quarter. Additionally, DVD sales increased to $74.5 million from $70.6 million in the 2000 Quarter, which included $24.0 million of DVD sales attributable to the release of The World Is Not Enough.

  Worldwide pay television revenues from feature films increased by $4.5 million, or 13 percent, to $39.7 million in the 2001 Quarter, principally due to the delivery of two new films, Return To Me and Three Strikes, to domestic pay television as compared to the delivery in the 2000 Quarter of The Rage:
Carrie 2 and Tea With Mussolini, which generated lower license fees than the films in the 2001 Quarter. Network and worldwide syndicated television revenues from feature films increased by $20.6 million, or 70 percent, to $50.0 million in the 2001 Quarter, principally due to the licensing of Ronin in domestic markets as well as additional films in the James Bond series to network television, and increased sales in international markets from The World Is Not Enough and Tomorrow Never Dies.

  Other feature film revenues decreased by $1.7 million, or 35 percent, to $3.1 million in the 2001 Quarter to lower third party royalty income.

  Operating income and EBITDA from feature films in the 2001 Quarter decreased by $67.8 million to a loss of $22.4 million compared to a profit of $45.3 million in the 2000 Quarter. The decrease in operating income and EBITDA from feature films reflected the disappointing performances of What's The Worst That Could Happen and Josie and the Pussycats, as well as the implementation of the new accounting rules upon the adoption of Statement of Position 00-2 on January 1, 2001, which resulted in $18.1 million of additional theatrical advertising and print costs expensed in the 2001 Quarter. The 2000 Quarter benefited from the accounting rules in effect prior to January 1, 2001 in which theatrical advertising and print costs were capitalized and amortized under the income forecast method in accordance with Statement of Financial Accounting Standards No. 53. The remaining decrease in operating income and EBITDA reflected the significant revenues realized in the 2000 Quarter from the home video release of The World Is Not Enough. There were no comparable home video releases in the 2001 Quarter.

 Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

  Feature film revenues decreased by $2.1 million, or one percent, to $531.1 million in the 2001 Period compared to the 2000 Period.

  Worldwide theatrical revenues increased by $15.1 million, or 14 percent, to $121.4 million in the 2001 Period, principally due to the successful releases of Hannibal and Heartbreakers. In the 2000 Period, significant worldwide theatrical revenues were generated by The World Is Not Enough, which was initially released in November 1999, and by the domestic theatrical release of Return To Me. Overall, in the 2001 Period, we released four new feature films domestically and three new films internationally. In the 2000 Period, we released three new feature films domestically and one new film internationally.

  Worldwide home video revenues decreased by $65.7 million, or 22 percent, to $227.1 million in the 2001 Period. In the 2001 Period, we released Autumn In New York and Antitrust in the domestic home video marketplace, as well as the re-release of When Harry Met Sally and the Rocky series, among others, on DVD. In the 2000 Period, our home video releases included The World Is Not Enough, which alone generated over $67.0 million in revenues, The Thomas Crown Affair and Stigmata, which in the aggregate generated significantly higher revenues than the releases in the 2001 Period. Partially offsetting this decrease was the continued growth in home video sales of film library product, which increased by 64 percent in the 2001 Period. DVD sales alone increased to $145.1 million from $109.4 million in the 2000 Period.

  Worldwide pay television revenues from feature films increased by $10.9 million, or 18 percent, to $71.2 million in the 2001 Period, principally due to the delivery of four new films, Return To Me, Three Strikes, Supernova and Things You Can Tell Just By Looking At Her, to domestic pay television. Correspondingly, in the 2000 Period we delivered three films, The Mod Squad, The Rage: Carrie 2 and Tea With Mussolini, to domestic pay television. Network and worldwide syndicated television revenues from feature films increased by $43.7 million, or 70 percent, to $106.2 million in the 2001 Period, principally due to the licensing of Ronin and Species 2 in domestic markets, additional sales of the James Bond series to network television, and sales in international markets for The World Is Not Enough and The Man In The Iron Mask, among others.

  Other feature film revenues decreased by $6.1 million, or 54 percent, to $5.2 million in the 2001 Period due to lower third party royalty income and corporate audit recoveries.

  Operating income and EBITDA from feature films in the 2001 Period decreased by $87.6 million to a loss of $10.4 million from a profit of $77.2 million in the 2000 Period. The decrease in operating income and EBITDA from feature films reflected the disappointing performances of What's The Worst That Could Happen and Josie and the Pussycats, as well as the implementation of the new accounting rules upon the adoption of Statement of Position 00-2 on January 1, 2001, which resulted in $60.3 million of additional theatrical advertising and print costs expensed in the 2001 Period. Partially offsetting the additional advertising and print costs expensed in the period were significant operating profits generated from the successful theatrical release of Hannibal and increased film library sales from various home video promotions, as well as lower third party distribution expenses.

  The 2000 Period benefited from prior accounting rules in which theatrical advertising and print costs were capitalized and amortized under the income forecast method in accordance with Statement of Financial Accounting Standards No. 53. Operating results in the 2000 Period also included profits earned from the worldwide theatrical receipts generated by The World Is Not Enough, and the home video release of The World Is Not Enough, The Thomas Crown Affair and Stigmata.

  Television Programming

  Consolidated television programming revenues, operating income and EBITDA are as follows:

                                                Quarter Ended     Six Months
                                                  June 30,      Ended June 30,
                                               ---------------  ---------------
                                                2001    2000     2001    2000
                                               ------- -------  ------- -------
                                                 (in thousands) (unaudited)
Revenues...................................... $36,182 $33,924  $73,190 $73,728
Operating income (loss) and EBITDA............ $ 4,640 $(2,834) $10,966 $   846

 Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000

  Television programming revenues increased by $2.3 million, or seven percent, to $36.2 million in the 2001 Quarter.

  Worldwide pay television revenues increased by $0.1 million, or two percent, to $5.2 million in the 2001 Quarter. We had one series, Stargate SG-1, in broadcast on domestic pay television in both the 2001 Quarter and the 2000 Quarter. Worldwide syndicated television programming revenues increased by $3.0 million, or 13 percent, to $26.4 million in the 2001 Quarter, primarily due to increased license fees for Outer Limits in domestic markets and increased international sales for Stargate SG-1 and Outer Limits. Worldwide home video revenues with respect to television programming decreased by $1.0 million, or 19 percent, to $4.3 million in the 2001 Quarter, primarily due to lower sales of animated videos.

  Operating income and EBITDA from television programming increased by $7.5 million, or 264 percent, to $4.6 million in the 2001 Quarter, principally due to the increase in revenue discussed above and lower programming write-downs than in the 2001 Quarter.

 Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

  Television programming revenues decreased by $0.5 million, or one percent, to $73.2 million in the 2001 Period.

  Worldwide pay television revenues decreased by $1.9 million, or 16 percent, to $9.6 million in the 2001 Period. We had only one series, Stargate SG-1, airing on domestic pay television in the 2001 Period, compared to two series, Outer Limits and Stargate SG-1, in the 2000 Period. Worldwide syndicated television programming revenues increased by $4.6 million, or nine percent, to $56.5 million in the 2001 Period, primarily due to increased cense fees for Outer Limits in domestic markets and increased international sales for Stargate SG-1 and Outer Limits. Worldwide home video revenues with respect to television programming decreased by $2.9 million, or 30 percent, to $6.7 million in the 2001 Period, primarily due to lower sales of animated videos.

  Operating income and EBITDA from television programming increased by $10.1 million, or 1,196 percent, to $11.0 million in the 2001 Period, principally due to a favorable settlement of a contractual dispute with a customer as well as lower programming write-downs than in the 2000 Period.

  Other Businesses

  Consolidated revenues, operating income and EBITDA from other businesses, including consumer products, interactive media and branded programming services, music soundtrack and royalty income, are as follows:

                                                  Quarter Ended   Six Months
                                                    June 30,    Ended June 30,
                                                  ------------- ---------------
                                                   2001   2000   2001    2000
                                                  ------ ------ ------- -------
                                                   (in thousands) (unaudited)
Revenues......................................... $8,089 $6,909 $14,424 $26,510
Operating income and EBITDA...................... $4,503 $3,769 $ 5,241 $15,111

 Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000

  Revenues from other businesses increased by $1.2 million, or 17 percent, to $8.1 million in the 2001 Quarter. The 2001 Quarter included consumer products revenue of $2.8 million and increased music soundtrack and royalty revenue of $3.4 million, as compared to consumer products revenue of $3.1 million and music soundtrack and royalty revenue of $2.0 million in the 2000 Quarter. Interactive media revenues were $1.6 million in the 2001 Quarter, principally from interactive game royalties, as compared to revenues of $0.6 million in the 2000 Quarter. Additionally, revenues in the 2001 Quarter include the receipt of $0.3 million in third party audit recoveries and other miscellaneous income as compared to $1.2 million in such revenues in the 2000 Quarter.

  Operating income and EBITDA from other businesses increased by $0.8 million, or 22 percent, to $4.6 million in the 2001 Quarter. Expenses for other businesses include interactive product costs of $0.9 million in the 2001 Quarter as compared to $0.2 million of such costs in the 2000 Quarter. Consumer products cost of sales were $0.6 million in the 2001 Quarter as compared to $0.1 million in the 2000 Quarter. Overhead costs related to other businesses aggregated $2.0 million in the 2001 Quarter as compared to $1.8 million in the 2000 Quarter. Other expenses aggregated $0.2 million in the 2001 Quarter and $1.1 million in the 2000 Quarter.

 Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

  Revenues from other businesses decreased by $12.1 million, or 46 percent, to $14.4 million in the 2001 Period. The 2001 Period included consumer products revenue of $4.8 million and music soundtrack and royalty revenue of $4.8 million, as compared to consumer products revenue of $6.1 million and music soundtrack and royalty revenue of $4.1 million in the 2000 Period. Interactive media revenues were $3.8 million in the 2001 Period as compared to revenues of $12.4 million in the 2000 Period, which included revenues realized from the successful release of the interactive game version of Tomorrow Never Dies. There were no comparable interactive game releases in the 2001 Period. Additionally, revenues from other businesses in the 2001 Period include the receipt of $1.1 million in third party audit recoveries and other miscellaneous income as compared to higher recoveries of $4.0 million in the 2000 Period.

  Operating income and EBITDA from other businesses decreased by $9.9 million, or 65 percent, to $5.2 million in the 2001 Period, principally due to the lack of new interactive game releases compared to the prior year period. Expenses for other businesses include interactive product costs of $2.4 million in the 2001 Period as compared to $3.2 million of such costs in the 2000 Period. Consumer products cost of sales were $1.0 million in the 2001 Period as compared to $1.3 million in the 2000 Period. Overhead costs related to other businesses aggregated $4.2 million in the 2001 Period and $3.3 million in the 2000 Period. Other expenses aggregated $1.6 million in the 2001 Period and $3.6 million in the 2000 Period.

  Corporate and Other

  General and Administration Expenses. General and administration expenses in the 2001 Quarter decreased by $3.3 million, or 13 percent, to $22.6 million, and in the 2001 Period decreased by $3.5 million, or eight percent, to $43.0 million, primarily due to lower headcount, legal and professional fees and other cost savings.

  Recovery of Severance and Related Costs. In June 2000, we reduced previously charged reserves for severance and related costs by $5.0 million due to a negotiated settlement with United International Pictures regarding our withdrawal from the joint venture. Additionally, in June 2000 we incurred severance and other related charges of $1.3 million associated with the closure of a foreign sales office.

  Depreciation and Non-Film Amortization. Depreciation and non-film amortization in the 2001 Quarter increased by $1.7 million, or 26 percent, to $8.1 million, and in the 2001 Period increased by $3.2 million, or 25 percent, to $16.0 million, due to increased fixed assets placed in service.

  Equity in Net Earnings of Unconsolidated Companies. Equity in net earnings of unconsolidated companies include various interests in 14 international cable channels. Earnings in the Rainbow Media Group cable channels acquired on April 2, 2001 are being reported on a one quarter lag. See "Recent Developments. Cable Investment." Our interest in these cable channels earnings aggregated a loss of $1.1 million in the 2001 Quarter as compared to earnings of $0.4 million in the 2000 Quarter, and in the 2001 Period EBITDA aggregated a loss of $1.3 million as compared to earnings of $0.6 million in the 2000 Period.

  Interest Expense, Net of Amounts Capitalized. Net interest expense in the 2001 Quarter decreased by $1.2 million, or eight percent, to $13.5 million, and in the 2001 Period decreased by $6.7 million, or 23 percent, to $22.9 million, due to reduced cost of capital and increased capitalized interest on feature film production.

  Interest and Other Income. Interest and other income in the 2001 Quarter decreased by $4.4 million, or 76 percent, to $1.4 million, and in the 2001 Period decreased by $3.0 million, or 29 percent, to $7.1 million, due to lower interest income earned on our short-term investments, which decreased due to the $825 million cash investment in the Rainbow Media Group cable channels on April 2, 2001.

  Income Tax Provision. The provision for income taxes in the 2001 Quarter increased by $1.2 million, or 42 percent, to $4.1 million, and in the 2001 Period increased by $1.4 million, or 20 percent, to $8.5 million, due to increased foreign remittance taxes attributable to international distribution revenues.

Liquidity and Capital Resources

  General. Our operations are capital intensive. In recent years we have funded our operations primarily from (i) the sale of equity securities, (ii) bank borrowings and (iii) internally generated funds. During the 2001 Period, the net cash used by operating activities was $44.6 million, which included additions to film and television costs of $248.7 million; net cash used in investing activities was $829.5 million, which included our $825 million investment in the Rainbow Media Group cable channels; and net cash provided by financing activities (primarily sale of equity securities and bank borrowings) was $810.6 million.

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

  In February and March 2001, pursuant to our shelf registration statement, we sold 16,080,590 shares of common stock for aggregate net proceeds of $310.6 million. Additionally, Tracinda purchased 15,715,667 shares of Series B preferred stock for net proceeds of $325.0 million. On May 2, 2001, upon approval of the shareholders of the Company, the Series B preferred stock was converted into 15,715,667 shares of common stock.

  On April 2, 2001, the proceeds of the equity offerings were used to pay a portion of the $825.0 million cost to acquire a 20 percent interest in two general partnerships which own and operate four cable channels, American Movie Channel, Bravo, the Independent Film Channel and WE: Women's Entertainment (formerly the Romance Classics). These partnerships were wholly-owned by Rainbow Media Holdings, Inc., a majority-owned subsidiary of Cablevision Systems Corporation. The acquisition was completed on April 2, 2001. We obtained the rest of the funds needed for the purchase through borrowings of $164.5 million under our credit facilities.

  Bank Borrowings. We have a $1.3 billion syndicated credit facility consisting of (i) a six year $600.0 million revolving credit facility, (ii) a $400.0 million seven and one-half year term loan and (iii) a $300.0 million eight and one-half year term loan. As of July 27, 2001, $404.9 million, including outstanding letters of credit, was available under our credit facility, which also contains provisions allowing, under certain circumstances, for an additional $200.0 million tranche.

  Currently, the revolving facility and the $400.0 million term loan bear interest at 2.50 percent over the Adjusted LIBOR rate, as defined therein (6.28 percent at July 27, 2001), and the $300.0 million term loan bears interest at 2.75 percent over the Adjusted LIBOR rate (6.45 percent at July 27, 2001). We have entered into three-year fixed interest rate swap contracts in relation to a portion of our credit facility for a notional value of $575.0 million at an average rate of approximately 7.82 percent, which expire at various times no later than July 2003. We have also entered into additional forward interest rate swap contracts commencing in various dates in 2001 for a notional value of $325.0 million at an average rate of approximately 8.71 percent, which expire in July 2003.

  Scheduled amortization of the term loans under our credit facility commences with $31.5 million in 2001, $73.0 million in 2002, $103.0 million in 2003, $103.0 million in 2004, and $103.0 million in 2005, with the remaining balance due at maturity. The revolving facility was entered into in October 1997 and matures on September 30, 2003, subject to extension under certain conditions.

  Our credit facility contains various covenants, including limitations on indebtedness, dividends and capital expenditures, and maintenance of certain financial ratios. Our credit facility was amended and restated on July 21, 2000, with less restrictive operating and financial covenants. Our credit facility limits the amount of the investment in MGM which may be made by Metro-Goldwyn-Mayer Studios Inc. and Orion Pictures Corporation, both of which are wholly-owned subsidiaries, in the form of loans or advances, or purchases of capital stock of MGM, up to a maximum aggregate amount of $500.0 million. As of June 30, 2001, there are no outstanding loans or advances to MGM by such subsidiaries, nor have such subsidiaries purchased any capital stock of MGM. Restricted net assets of Metro-Goldwyn-Mayer Studios Inc. and Orion Pictures Corporation at June 30, 2001 are approximately $2.5 billion. There can be no assurances that we will remain in compliance with such covenants or other conditions under our credit facility in the future. We anticipate substantial continued borrowing under our credit facility.

  Cash Used by Operating Activities. In the 2001 Period, cash used by operating activities was $44.6 million compared to cash used by operating activities of $3.5 million in the 2000 Period. Included in cash used by operating activities were additions to film and television costs of $248.7 million in the 2001 Period and $340.6 million in the 2000 Period.

  Cash Used in Investing Activities. In the 2001 Period, cash used in investing activities was $829.5 million, which included the $825 million investment in the Rainbow Media Group cable channels, compared to cash used in investing activities of $4.8 million in the 2000 Period.

  Cash Provided by Financing Activities. In the 2001 Period, cash provided by financing activities was $810.6 million, which included $635.6 million in net proceeds from the sale of our equity securities, $171.5 million of bank borrowings and $4.8 million for the exercise of stock options, partially offset by net repayments of borrowed funds of $1.3 million. In the 2000 Period, cash provided by financing activities was $119.7 million, consisting of $121.5 million in net proceeds from the sale of equity securities and $3.5 million received from the exercise of stock options, partially offset by $5.3 million in net repayments of borrowed funds.

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

  We are obligated to fund 50 percent of the expenses of MGM Networks Latin America up to a maximum of approximately $24.0 million. We have funded approximately $22.0 million under such obligation as of June 30, 2001.

  As a result of the change in senior management in June 1999, we did not commence production as anticipated under our business plan. Therefore, we released a reduced number of major films in 2000, which may adversely impact cash flows and results of operations at least through 2001. However, as opportunities arise, we will pursue the purchase of feature films from third parties that may be released during this period.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

  We are exposed to the impact of interest rate changes as a result of our variable rate long-term debt. Our amended and restated credit agreement requires that we maintain interest rate swap agreements or other appropriate hedging arrangements to convert to fixed rate or otherwise limit the floating interest rate risk on at least 66 2/3% of term loans outstanding through July 2003. Accordingly, we have entered into several interest rate swap agreements whereby we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate amounts calculated by reference to an agreed notional principal amount. The swap agreements expire at various times but no later than July 2003. Based on scheduled loan amortization, we will be in compliance with the credit agreement's hedge provisions through that time.

  At June 30, 2001, $125.0 million of our term debt was not hedged. Additionally, future borrowings under our revolving credit facility will be exposed to interest rate risk.

  The following table provides information about our interest rate swaps outstanding at June 30, 2001:


                                               Amounts scheduled
                                               for maturity for
                                                the year ending
                                                 December 31,        Estimated
                                               ------------------  fair value at
                                                 2001      2003    June 30, 2001
                                               --------  --------  -------------
Interest Rate Swaps
Variable to fixed:
  Notional value (in thousands)............... $450,000  $125,000     $(5,738)
  Average pay rate............................    5.394%    5.700%
  Average receive rate........................    4.134%    4.040%
Foreign Currency Forward Contracts
Contract amount (receive DEM, pay $US)........ $    640  $    --      $    33
  Spot rate...................................   2.3031
  Forward rate................................   2.3040

  We have also entered into additional forward interest rate swap contracts commencing in 2001 for a notional value of $470.0 million at an average pay rate of approximately 5.949 percent, which expire in July 2003. At June 30, 2001, these forward contracts had an estimated fair value of $(7.3) million.

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

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

  On July 3, 2001, MGM and eight of its subsidiaries were served with a complaint in Brian Rector, Citizens for Truth in Movie Advertising ("CTMA"), et al. v. Metro-Goldwyn-Mayer Inc., et al. (L.A.S.C. Case No. BC253405), which is a class action lawsuit alleging deceptive and unfair business practices, fraudulent concealment, fraudulent inducement, false and misleading advertising, and claims under the Consumers Legal Remedies Act arising from the studio's use of reviewer quotes in film advertisements without disclosing that the reviewers allegedly received things of value from the studio in connection with press junkets and publicity efforts. The same plaintiffs simultaneously sued nine other major studios in identical but separate class action lawsuits. The complaints against the studios seek restitution and disgorgement of all monies attributable to the alleged wrongdoing, as well as compensatory and punitive damages and an injunction requiring the studios to make certain disclosures in their advertising. We deny any wrongdoing or unlawful activity, and we will defend ourselves vigorously against plaintiffs' claims.

Item 2. Changes In Securities and Use of Proceeds

  Reference is made to Note 6 to the Condensed Consolidated Financial Statements contained elsewhere herein regarding issuance of the Company's Preferred Stock to Tracinda, which was subsequently converted into common stock of the Company. The Company relied upon the exemption under Rule 506 of Regulation D in connection with this transaction.

Item 4. Submission of Matters to a Vote of Security Holders

  At the Annual Meeting of Stockholders held on May 2, 2001, five proposals were submitted to the Company's stockholders. The Company nominees for directors were elected and each of the other proposals was approved. A brief description of those proposals and the results of the voting are as follows:

Proposal One--Election of twelve directors to serve for a year term

                                                                        Votes
        Nominee                                            Votes For  Withheld
        -------                                           ----------- ---------
   James D. Aljian....................................... 202,447,863 6,199,694
   Francis Ford Coppola.................................. 208,225,282   422,275
   Willie D. Davis....................................... 208,223,652   423,905
   Alexander M. Haig, Jr................................. 207,896,037   751,520
   Michael R. Gleason.................................... 202,448,708 6,198,849
   Kirk Kerkorian........................................ 202,451,393 6,196,164
   Frank G. Mancuso...................................... 208,227,432   420,125
   Christopher J. McGurk................................. 202,451,583 6,195,974
   Priscilla Presley..................................... 208,214,496   433,061
   Henry D. Winterstern.................................. 208,217,564   429,993
   Alex Yemenidjian...................................... 202,450,803 6,196,754
   Jerome B. York........................................ 208,225,432   422,125

Proposal Two--Approval and issuance of common stock to principal stockholder

      Voting
      Results
      -------
   For............................................................. 205,291,856
   Against.........................................................      47,542
   Abstain.........................................................     138,774
   Broker Non-Votes................................................   3,169,385

Proposal Three--Approval of an amendment to Amended and Restated 1996 Stock Incentive Plan

      Voting
      Results
      -------
   For............................................................. 196,381,643
   Against.........................................................   8,949,728
   Abstain.........................................................     146,802
   Broker Non-Votes................................................   3,169,384

Proposal Four--Approval of an amendment to 2000 Employee Incentive Plan

      Voting
      Results
      -------
   For............................................................. 201,920,339
   Against.........................................................   3,413,772
   Abstain.........................................................     132,877
   Broker Non-Votes................................................   3,180,569

Proposal Five--Ratification of appointment of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending December 31, 2001

      Voting
      Results
      -------
   For............................................................. 208,620,367
   Against.........................................................      22,077
   Abstain.........................................................       5,113
   Broker Non-Votes................................................           0

Item 5. Other Information

  (1) Reference is made to Note 2 to the Condensed Consolidated Financial Statements contained elsewhere herein for information regarding an agreement with Rainbow Media Holdings, Inc.

  (2) In June 2001, we launched the MGM Channel in New Zealand. The channel, which is wholly-owned, is carried on the Sky Digital platform.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

 Exhibit No.                       Document Description
 -----------                       --------------------
   10.1      Form of Director Stock Option Agreement Pursuant to the Amended
             and Restated 1996 Stock Incentive Plan

  (b) Reports on Form 8-K and Form 8-K/A

     Date:                                         Relating to:
     -----                                         ------------
April 2, 2001..................................... Item 5. Other Information(1)
April 2, 2001 8-K/A............................... Item 5. Other Information(1)

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 30, 2001

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