Form 10-Q
period 2001-09-30
METRO-GOLDWYN-MAYER INC
filed 2001-10-24
CIK 1026816

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

Commission File No. 1-13481

METRO-GOLDWYN-MAYER INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4605850
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2500 Broadway Street, Santa Monica, CA	90404
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 449-3000

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

          The number of shares of the Registrant’s common stock outstanding as of October 22, 2001 were 239,553,634.

METRO-GOLDWYN-MAYER INC.

FORM 10-Q

September 30, 2001

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

METRO-GOLDWYN-MAYER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2001	December 31, 2000
	(unaudited)
ASSETS
Cash and cash equivalents.	$ 19,927	$ 77,140
Accounts and contracts receivable (net of allowance for doubtful accounts of $25,894 and $22,947, respectively)	516,468	416,084
Film and television costs, net	2,043,765	2,422,799
Investments in and advances to affiliates	843,588	12,403
Property and equipment, net	38,380	47,071
Excess of cost over net assets of acquired businesses, net	520,390	531,440
Other assets	29,457	41,253

	$4,011,975	$3,548,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Bank and other debt	$ 931,662	$ 709,952
Accounts payable and accrued liabilities	238,596	168,144
Accrued participants’ share	231,039	217,231
Income taxes payable	32,395	34,056
Advances and deferred revenues	87,332	92,137
Other liabilities	44,251	16,983

Total liabilities	1,565,275	1,238,503

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 500,000,000 shares authorized, 239,540,232 and 207,217,585 shares issued and outstanding	2,395	2,072
Additional paid-in capital	3,716,377	3,072,611
Deficit	(1,242,626)	(765,507)
Accumulated other comprehensive (loss) income	(29,446)	511

Total stockholders’ equity	2,446,700	2,309,687

	$4,011,975	$3,548,190

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

METRO-GOLDWYN-MAYER INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues	$ 393,310	$ 311,777	$ 1,012,065	$ 945,258
Expenses:
Operating	139,565	142,186	408,823	497,569
Selling, general and administrative	244,527	126,238	631,290	357,786
Recoveries of severance and related costs	—	—	—	(3,715)
Depreciation and non-film amortization	8,249	7,167	24,250	19,949

Total expenses	392,341	275,591	1,064,363	871,589

Operating income (loss)	969	36,186	(52,298)	73,669
Other income (expense):
Equity in net earnings of affiliates	(2,169)	483	(3,428)	1,086
Interest expense, net of amounts capitalized	(14,287)	(12,583)	(37,215)	(42,198)
Interest and other income, net	1,769	4,764	8,906	14,864

Total other expense	(14,687)	(7,336)	(31,737)	(26,248)

Income (loss) from operations before provision for income taxes	(13,718)	28,850	(84,035)	47,421
Income tax provision	(2,257)	(1,735)	(10,766)	(8,797)

Net income (loss) before cumulative effect of accounting change	(15,975)	27,115	(94,801)	38,624
Cumulative effect of accounting change	—	—	(382,318)	—

Net income (loss)	$ (15,975)	$ 27,115	$ (477,119)	$ 38,624

Income (loss) per share:
Basic
Net income (loss) before cumulative effect of accounting change	$ (0.07)	$ 0.13	$ (0.41)	$ 0.19
Cumulative effect of accounting change	—	—	(1.67)	—

Net income (loss)	$ (0.07)	$ 0.13	$ (2.08)	$ 0.19

Diluted
Net income (loss) before cumulative effect of accounting change	$ (0.07)	$ 0.13	$ (0.41)	$ 0.18
Cumulative effect of accounting change	—	—	(1.67)	—

Net income (loss)	$ (0.07)	$ 0.13	$ (2.08)	$ 0.18

Weighted average number of common shares
outstanding:
Basic	239,429,116	206,887,234	229,554,230	204,005,104

Diluted	239,429,116	212,858,774	229,554,230	210,238,167

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

METRO-GOLDWYN-MAYER INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	No. of Shares	Par Value	No. of Shares	Par Value
Balance December 31, 2000	—	$ —	207,217,585	$2,072	$3,072,611	$ (765,507)	$ 511	$2,309,687
Preferred stock issued to Tracinda, net	15,715,667	157	—	—	324,843	—	—	325,000
Conversion of preferred stock into common stock	(15,715,667)	(157)	15,715,667	157	—	—	—	—
Common stock issued to outside parties, net	—	—	16,080,590	161	310,478	—	—	310,639
Common stock issued to directors, officers and employees, net	—	—	526,390	5	8,445	—	—	8,450
Other comprehensive income (loss):
Cumulative effect of accounting change	—	—	—	—	—	—	469	469
Unrealized loss on derivative instruments	—	—	—	—	—	—	(29,846)	(29,846)
Unrealized loss on securities	—	—	—	—	—	—	(271)	(271)
Foreign currency translation adjustments	—	—	—	—	—	—	(309)	(309)
Net loss	—	—	—	—	—	(477,119)	—	(477,119)

Balance September 30, 2001(unaudited)	—	$ —	239,540,232	$2,395	$3,716,377	$(1,242,626)	$(29,446)	$2,446,700

          The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.
3

METRO-GOLDWYN-MAYER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2001	2000
Net cash used in operating activities	$ (79,621)	$ (85,218)

Investing activities:
Investments in and advances to affiliates	(834,334)	(2,000)
Additions to property and equipment	(4,448)	(7,422)

Net cash used in investing activities	(838,782)	(9,422)

Financing activities:
Net proceeds for issuance of preferred stock to Tracinda	325,000	—
Net proceeds from issuance of equity securities to outside parties	310,639	133,384
Net proceeds from issuance of equity securities to related parties	6,195	3,825
Additions to borrowed funds	222,500	—
Repayments of borrowed funds	(2,790)	(3,866)

Net cash provided by financing activities	861,544	133,343

Net change in cash and cash equivalents from operating, investing and financing activities	(56,859)	38,703
Net decrease in cash due to foreign currency fluctuations	(354)	(313)

Net change in cash and cash equivalents	(57,213)	38,390
Cash and cash equivalents at beginning of the year	77,140	152,213

Cash and cash equivalents at end of the quarter	$ 19,927	$190,603

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

Note 1—Basis of Presentation

           The accompanying unaudited condensed consolidated financial statements include the accounts of Metro-Goldwyn-Mayer Inc. (‘‘MGM’’), Metro-Goldwyn-Mayer Studios Inc. and its majority owned subsidiaries (‘‘MGM Studios’’) and Orion Pictures Corporation and its majority owned subsidiaries (“Orion”) (collectively, the ‘‘Company’’). MGM is a Delaware corporation formed on July 10, 1996 specifically to acquire MGM Studios, and is majority owned by an investor group comprised of Tracinda Corporation and a corporation that is principally owned by Tracinda Corporation (collectively, “Tracinda”), and certain current and former executive officers of the Company. The acquisition of MGM Studios by MGM was completed on October 10, 1996, at which time MGM commenced principal operations. The acquisition of Orion was completed on July 10, 1997. The Company completed the acquisition of certain film libraries and film related rights that were previously owned by PolyGram N.V. and its subsidiaries on January 7, 1999.

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and the instructions to Form 10-Q related to interim period financial statements. Accordingly, these financial statements do not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, these financial statements contain all adjustments consisting only of normal recurring accruals which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2000. As permitted by American Institute of Certified Public Accountants Statement of Position (“SOP”) 00-2, “Accounting by Producers or Distributors of Films,” the Company has presented unclassified balance sheets. Certain reclassifications have been made to amounts presented in the prior year period to conform to the current presentation.

           New Accounting Pronouncements. In June 2000, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 139, “Rescission of FASB Statement No. 53 and Amendments to FASB Statements No. 63, 89 and 121,” which, effective for financial statements for fiscal years beginning after December 15, 2000, rescinds SFAS No. 53, “Financial Reporting by Producers and Distributors of Motion Picture Films.” The companies that were previously subject to the requirements of SFAS No. 53 shall now follow the guidance in SOP 00-2 issued in June 2000. SOP 00-2 establishes new accounting and reporting standards for all producers and distributors that own or hold the rights to distribute or exploit films. SOP 00-2 provides that the cumulative effect of changes in accounting principles caused by its adoption should be included in the determination of net income in conformity with Accounting Principles Board Opinion No. 20, “Accounting Changes.” The Company adopted SOP 00-2 on January 1, 2001 and recorded a one-time, non-cash cumulative effect charge to earnings of $382,318,000, primarily to reduce the carrying value of its film and television costs. The new rules also require that advertising costs be expensed as incurred as opposed to the old rules which generally allowed advertising costs to be capitalized as part of film costs and amortized using the “individual film forecast” method. Due to the significant advertising costs incurred in the early stages of a film’s release, the Company anticipates that the new rules will significantly impact its results of operations for the foreseeable future. Additionally, under SFAS No. 53 the Company classified additions to film costs as an investing activity in the Statement of Cash Flows. In accordance with SOP 00-2, the Company now classifies additions to film costs as an operating activity. For comparative purposes, the Company has revised its September 30, 2000 Statement of Cash Flows to conform to this presentation in the current year period.

          In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities -Deferral of the Effective Date of FASB Statement No. 133,” and by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment of FASB No. 133.” This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in contracts, and for hedging activities. The Company adopted SFAS No. 133 on January 1, 2001 and recorded a one-time, non-cash cumulative effect adjustment to stockholders’ equity and other comprehensive income (loss) of $469,000. The Company does not expect the adoption of SFAS No. 133 to materially impact its results of operations.

          In June 2001, the FASB issued SFAS No. 141, “Business Combinations.” This statement has eliminated the flexibility to account for some mergers and acquisitions as pooling of interests, and effective as of July 1, 2001, all business combinations are to be accounted for using the purchase method. The Company adopted SFAS No. 141 as of July 1, 2001, and the impact of such adoption did not have a material adverse impact on the Company’s financial statements.

          In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” According to this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value-based test. The Company will adopt SFAS No. 142 beginning January 1, 2002, and upon adoption the Company does not currently anticipate any impairment of goodwill and other intangible assets already included in the financial statements. The Company expects to receive future benefits from goodwill and other intangible assets over an indefinite period of time, and as such plans to forego all related amortization expense.

          In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of this statement is to develop consistent accounting of asset retirement obligations and related costs in the financial statements and provide more information about future cash outflows, leverage and liquidity regarding retirement obligations and the gross investment in long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will implement SFAS No. 143 on January 1, 2003. The impact of such adoption is not anticipated to have a material effect on the Company’s financial statements.

          In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends Accounting Research Board No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for subsidiaries for which control is likely to be temporary. The Company will adopt SFAS No. 144 beginning January 1, 2002. The impact of such adoption is not anticipated to have a material effect on the Company’s financial statements.

          Comprehensive Income (Loss). Total comprehensive income (loss) for the Company includes net earnings (loss) and other comprehensive income items, including unrealized loss on derivative instruments, unrealized loss on securities and cumulative foreign currency translation adjustments. Components of other comprehensive income (loss) are shown below (in thousands, unaudited):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net income (loss)	$(15,975)	$27,115	$(477,119)	$38,624
Other comprehensive income (loss):
Cumulative effect of accounting change for derivative instruments	—	—	469	—
Unrealized loss on derivative instruments	(16,303)	—	(29,846)	—
Unrealized gain (loss) on securities	30	(13)	(271)	55
Cumulative foreign currency translation adjustments	53	(305)	(309)	(31)

Total comprehensive income (loss)	$(32,195)	$26,797	$(507,076)	$38,648

          Components of accumulated other comprehensive income (loss) are shown below (in thousands):

	Unrealized loss on derivative instrument	Unrealized gain (loss) on securities	Cumulative translation adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2000	$ —	$ 43	$468	$ 511
Current period change	(29,377)	(271)	(309)	(29,957)

Balance at September 30, 2001 (unaudited)	$(29,377)	$(228)	$159	$(29,446)

Note 2– Investments

          Cable Channels. On April 2, 2001, the Company invested $825,000,000 in cash for a 20 percent interest in two general partnerships which own and operate the American Movie Channel, Bravo, the Independent Film Channel and WE: Women’s Entertainment (formerly Romance Classics), collectively referred to as the “Cable Channels.” These partnerships were wholly-owned by Rainbow Media Holdings, Inc., a 74 percent subsidiary of Cablevision Systems Corporation (“Rainbow Media”). The proceeds of the $825,000,000 investment were used as follows: (i) $365,000,000 was used to repay bank debt of the partnerships; (ii) $295,500,000 was used to repay intercompany loans from Cablevision and its affiliates; and (iii) $164,500,000 was added to the working capital of the partnerships. The Company financed the investment through the sale of equity securities (see Note 6), which provided aggregate net proceeds of approximately $635,600,000, and borrowings under the Company’s credit facilities. Based upon currently available information and upon certain assumptions that management of the Company believes are reasonable, the Company’s preliminary determination of the difference between the Company’s cost basis in their investment in the Cable Channels and the Company’s share of the underlying equity in net assets (referred to as “intangible assets”) is approximately $762,000,000. There can be no assurance that the actual amounts will not differ significantly from these estimates.

          The Company is accounting for its investment in the Cable Channels in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Pursuant to the requirements of APB No. 18, the Company is recording its share of the earnings and losses in the Cable Channels based on the most recently available financial statements received from the Cable Channels. Due to a lag in the receipt of the financial statements from the Cable Channels, the Company is reporting its interest in the Cable Channels on a one quarter lag. The Cable Channels’ revenues and net income for the quarter ended June 30, 2001 were as follows (in thousands):

Revenues, net	$109,014
Net income	$ 36,073

          In the quarter and nine months ended September 30, 2001, the Company’s share of the Cable Channels’ net operating results was a loss of $2,310,000, including amortization of intangible assets of $9,525,000.

          While the Company is not involved in the day-to-day operations of the Cable Channels, the Company’s approval is required before either partnership may: (i) declare bankruptcy or begin or consent to any reorganization or assignment for the benefit of creditors; (ii) enter into any new transaction with a related party; (iii) make any non-proportionate distributions; (iv) amend the partnership governing documents; or (v) change its tax structure.

          The Company has the right to participate on a pro rata basis in any sale to a third party by Rainbow Media of its partnership interests, and Rainbow Media can require the Company to participate in any such sale. If a third party invests in either partnership, the Company’s interest and that of Rainbow Media will be diluted on a pro rata basis. Neither the Company nor Rainbow Media will be required to make additional capital contributions to the partnerships. However, if Rainbow Media makes an additional capital contribution and the Company does not, the Company’s interest in the partnerships will be diluted accordingly. If the partnerships fail to attain certain financial projections provided to the Company by Rainbow Media for the years 2002 through 2005, inclusive, the Company will be entitled, 30 days after receipt of partnership financial statements for 2005, to require Rainbow Media to acquire the Company’s partnership interests for fair market value, as determined pursuant to the agreement. The Company formed a wholly-owned subsidiary, MGM Networks U.S. Inc., which made the above-described investment, serves as a general partner of the applicable Rainbow Media companies and is the MGM entity which holds the aforesaid partnership interests and rights attendant thereto.

          Joint Venture. On August 13, 2001, the Company, through its wholly-owned subsidiary, MGM On Demand Inc., acquired a 20 percent interest in a joint venture established to create an on-demand movie service to offer a broad selection of theatrically-released motion pictures via digital delivery for broadband internet users in the United States. Other partners in the joint venture include Sony Pictures Digital Entertainment, Universal Pictures, Warner Bros. and Paramount Pictures. The Company has funded $7,485,000 for its equity interest and its share of operating expenses of the joint venture as of September 30, 2001. The Company financed its investment through borrowings under its credit facilities. The Company is accounting for its interest in the joint venture under the equity method. In the quarter and nine months ended September 30, 2001, the Company recognized a net loss of $181,000 for its share in the results of the joint venture.

Note 3—Restructuring and Other Charges

          In June 1999, the Company incurred certain restructuring and other charges, in association with a change in senior management and a corresponding review of the Company’s operations, aggregating $214,559,000 including (i) a $129,388,000 reserve for pre-release film cost write-downs and certain other charges regarding a re-evaluation of film properties in various stages of development and production and (ii) $85,171,000 of severance and other related costs, as well as the estimated costs of withdrawing from the Company’s arrangements with United International Pictures B.V. (“UIP”) on November 1, 2000. The severance charge in 1999 included the termination of 46 employees, including the Company’s former Chairman and Vice Chairman, across all divisions of the Company. As of September 30, 2001, the Company has utilized all $129,388,000 of the pre-release film cost write-down reserves and has paid $54,812,000 of the severance and related costs.

Note 4—Film and Television Costs

          Film and television costs, net of amortization, are summarized as follows (in thousands):

	September 30,	December 31,
	2001	2000
	(unaudited)
Theatrical productions:
Released	$3,467,965	$3,396,540
Less: accumulated amortization	(2,062,378)	(1,779,647)
Released, net	1,405,587	1,616,893
Completed not released, net	86,653	74,665
In production	271,183	393,615
In development	34,322	21,407
Subtotal: theatrical productions.	1,797,745	2,106,580
Television programming:
Released	826,550	786,574
Less: accumulated amortization	(608,306)	(498,005)
Released, net	218,244	288,569
In production	26,699	24,988
In development	1,077	2,662
Subtotal: television programming	246,020	316,219
	$2,043,765	$2,422,799

          Interest costs capitalized to theatrical productions were $5,248,000 and $18,609,000 during the quarter and nine months ended September 30, 2001, and $4,300,000 and $7,276,000 during the quarter and nine months ended September 30, 2000, respectively.

Note 5—Bank and Other Debt

          Bank and other debt is summarized as follows (in thousands):

	September 30, 2001	December 31, 2000
	(unaudited)
Revolving Facility	$222,500	$ —
Term Loans	700,000	700,000
Capitalized lease obligations and other borrowings	9,162	9,952

	$931,662	$709,952

          On October 15, 1997, the Company entered into an amended and restated credit facility with a syndicate of banks aggregating $1.3 billion (the “Amended Credit Facility”) consisting of a six year $600,000,000 revolving credit facility (the “Revolving Facility”), a $400,000,000 seven and one-half year term loan (“Tranche A Loan”) and a $300,000,000 eight and one-half year term loan (“Tranche B Loan”) (collectively, the “Term Loans”). The Amended Credit Facility was subsequently amended and restated on July 21, 2000, with less restrictive operating and financial covenants. The Amended Credit Facility contains provisions allowing, with the consent of the requisite lenders and subject to syndication thereof, for an additional $200,000,000 tranche, raising the potential amount of Amended Credit Facility to $1.5 billion. The Revolving Facility and the Tranche A Loan bear interest at 2.50 percent over the Adjusted LIBOR rate, as defined (5.13 percent at September 30, 2001). The Tranche B Loan bears interest at 2.75 percent over the Adjusted LIBOR rate, as defined (5.34 percent at September 30, 2001). Scheduled amortization of the Term Loans under the Amended Credit Facility commences with $31,500,000 in 2001, $73,000,000 in 2002, $103,000,000 in 2003, $103,000,000 in 2004 and $103,000,000 in 2005, with the remaining balance due at maturity. The Revolving Facility matures in October 2003, subject to extension under certain conditions.

          The Company has entered into three year fixed interest rate swap contracts in relation to a portion of the Amended Credit Facility for a notional value of $575,000,000 at an average rate of approximately 5.46 percent, which expire at various times no later than July 2003. The Company has also entered into additional forward interest rate swap contracts commencing in various dates in 2001 for a notional value of $470,000,000 at an average rate of approximately 5.95 percent, which expire in July 2003. At September 30, 2001, the Company would be required to pay approximately $28,446,000 if all such swap contracts were terminated, and this amount has been included in other comprehensive income during the nine months ended September 30, 2001.

          The Company’s borrowings under the Amended Credit Facility are secured by substantially all the assets of the Company. The Amended Credit Facility contains various covenants including limitations on dividends, capital expenditures and indebtedness, and the maintenance of certain financial ratios. The Amended Credit Facility limits the amount of the investment in the Company which may be made by MGM Studios and Orion in the form of loans or advances, or purchases of capital stock of the Company, up to a maximum aggregate amount of $500,000,000. As of September 30, 2001, there are no outstanding loans or advances to the Company by such subsidiaries, nor have such subsidiaries purchased any capital stock of the Company. Restricted net assets of MGM Studios and Orion at September 30, 2001 are approximately $2.0 billion. As of September 30, 2001, the Company was in compliance with all applicable covenants.

           Lease and other borrowings.    Capitalized lease and other borrowings relate principally to contractual liabilities and computer equipment financing at interest rates ranging from approximately nine to ten percent.

Note 6—Stockholders’ Equity

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

          Sale of Preferred Stock to Tracinda.    On February 7, 2001, the Company sold 15,715,667 shares of Series B preferred stock (“Preferred Stock”) to Tracinda for net proceeds of $325,000,000. On April 2, 2001, the Company used the net proceeds of this sale to partially finance its investment in the Cable Channels (see Note 2). On May 2, 2001, upon approval of the shareholders of the Company, the Preferred Stock was converted into 15,715,667 shares of common stock of the Company. Tracinda currently beneficially owns approximately 81.4 percent of the Company’s outstanding common stock.

          Earnings Per Share.    Dilutive securities of 2,764,058 and 3,374,980 related to stock options are not included in the calculation of diluted EPS in the quarter and nine months ended September 30, 2001 because they are antidilutive. Dilutive securities of 5,971,540 and 6,233,063 related to stock options have been included in the calculation of diluted EPS for the quarter and nine months ended September 30, 2000.

Note 7—Segment Information

          The Company applies the disclosure provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company’s business units have been aggregated into four reportable operating segments: feature films, television programming, cable channels and other. The factors for determining the reportable segments were based on the distinct nature of their operations. They are managed as separate business units because each requires, and is responsible for, executing a unique business strategy. Income or losses of industry segments and geographic areas exclude interest income, interest expense, goodwill amortization, income taxes and other unallocated corporate expenses. Identifiable assets are those assets used in the operations of the segments. Corporate assets consist of cash, certain corporate receivables and intangibles. The cable channels’ segment information is derived from the financial statements of the Company’s equity affiliates using the Company’s respective ownership percentages.

          Summarized financial information concerning the Company’s reportable segments is shown in the following tables (in thousands, unaudited):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues
Feature films	$350,672	$270,228	$ 881,813	$803,471
Television programs	34,997	35,686	108,187	109,414
Cable channels	30,567	6,965	46,793	24,922
Other	7,641	5,863	22,065	32,373

Subtotal	423,877	318,742	1,058,858	970,180
Less: unconsolidated companies	(30,567)	(6,965)	(46,793)	(24,922)

Consolidated revenues	$393,310	$311,777	$1,012,065	$945,258

	Quarter Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Segment Income (Loss)
Feature films	$29,178	$65,403	$18,746	$142,569
Television programs	2,996	173	13,962	1,019
Cable channels	(2,169)	483	(3,428)	1,086
Other	4,321	108	9,562	15,219

Subtotal	34,326	66,167	38,842	159,893
Less: unconsolidated companies	2,169	(483)	3,428	(1,086)

Consolidated segment income	$36,495	$65,684	$42,270	$158,807

          The following table presents the details of other operating segment income (unaudited):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Licensing and merchandising	$ 2,689	$ 1,626	$ 5,133	$ 5,311
Interactive media	525	194	1,731	9,195
Music	1,472	556	4,904	3,304
Other expense	(365)	(2,268)	(2,206)	(2,591)

Total other operating segment income	$ 4,321	$ 108	$ 9,562	$ 15,219

          The following is a reconciliation of consolidated segment income to income (loss) from operations before provision for income taxes (unaudited):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Consolidated segment income	$36,495	$65,684	$42,270	$158,807
General and administrative expenses	(27,277)	(22,331)	(70,318)	(68,904)
Recoveries of severance and related costs	—	—	—	3,715
Depreciation and non-film amortization	(8,249)	(7,167)	(24,250)	(19,949)

Operating income (loss)	969	36,186	(52,298)	73,669
Equity in net earnings (losses) of affiliates	(2,169)	483	(3,428)	1,086
Interest expense, net of amounts capitalized	(14,287)	(12,583)	(37,215)	(42,198)
Interest and other income, net	1,769	4,764	8,906	14,864

Income (loss) from operations before provision for income taxes	$(13,718)	$28,850	$(84,035)	$ 47,421

          The following is a reconciliation of the change in reportable segment assets:

	December 31, 2000	Increase (Decrease)	September 30, 2001
			(unaudited)
Feature films	$2,479,639	$(209,812)	$2,269,827
Television programs	401,776	(74,071)	327,705
Cable channels	12,403	831,185	843,588
Other	2,369	(970)	1,399

Total reportable segment assets	$2,896,187	$546,332	$3,442,519

          The following is a reconciliation of reportable segment assets to consolidated total assets:

	September 30, 2001	December 31, 2000
	(unaudited)
Total assets for reportable segments	$3,442,519	$2,896,187
Goodwill not allocated to segments	520,390	531,440
Cash and other unallocated amounts	49,066	120,563

Consolidated total assets	$4,011,975	$3,548,190

Note 8—Commitments and Contingencies

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

          In the opinion of Company management, any liability under pending litigation is not expected to be material in relation to the Company’s financial condition or results of operations.

Note 9—Supplementary Cash Flow Information

          The Company paid interest, net of capitalized interest, of $30,798,000 and $35,466,000 during the nine months ended September 30, 2001 and 2000, respectively. The Company paid income taxes of $10,819,000 and $9,421,000 during the nine months ended September 30, 2001 and 2000, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

          This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

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

Recent Developments

          Cable Investment.    On April 2, 2001, we invested $825.0 million in cash for a 20 percent interest in two general partnerships which own and operate the American Movie Channel, Bravo, the Independent Film Channel and WE: Women’s Entertainment (formerly Romance Classics). These partnerships were wholly-owned by Rainbow Media Holdings, Inc., a 74 percent subsidiary of Cablevision Systems Corporation. The proceeds of the $825.0 million investment were used as follows: (i) $365.0 million was used to repay bank debt of the partnerships; (ii) $295.5 million was used to repay intercompany loans from Cablevision and its affiliates; and (iii) $164.5 million was added to the working capital of the partnerships. We financed the investment through the sale of equity securities and borrowings under our credit facilities. See “Liquidity and Capital Resources.” Based upon currently available information and upon certain assumptions that management believes are reasonable, our preliminary determination of the difference between our cost basis in our investment in the cable channels and our share of the underlying equity in net assets is approximately $762 million. There can be no assurance that the actual amount will not differ significantly from this estimate.

          We are accounting for our investment in the cable channels in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Pursuant to the requirements of this pronouncement, we are recording our share of the earnings and losses in the cable channels based on the most recently available financial statements received from the cable channels. Due to a lag in the receipt of the financial statements from the cable channels, we will be reporting our interest in the cable channels on a one quarter lag. In the quarter and nine months ended September 30, 2001, our share of the cable channels’ net operating results was a loss of $2,310,000, including amortization of intangible assets of $9,525,000.

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

          Joint Venture.    On August 13, 2001, a wholly-owned subsidiary, MGM On Demand Inc., acquired a 20 percent interest in a joint venture established to create an on-demand movie service to offer a broad selection of theatrically-released motion pictures via digital delivery for broadband internet users in the United States. Other partners in the joint venture include Sony Pictures Digital Entertainment, Universal Pictures, Warner Bros. and Paramount Pictures. We have funded $7,485,000 for our equity interest and our share of the operating expenses of the joint venture as of September 30, 2001. We financed our investment through borrowings under our credit facilities. We are accounting for our interest in the joint venture under the equity method. In the quarter and nine months ended September 30, 2001, we recognized a net loss of $181,000 for our share in the results of the joint venture.

           Industry Accounting Practices.    The commercial potential of individual motion pictures and television programming varies dramatically, and is not directly correlated with production or acquisition costs. Therefore, it is difficult to predict or project a trend of our income or loss. However, the likelihood that we report losses, particularly in the year of a motion picture’s release, is increased by the industry’s method of accounting (see below) which requires the immediate recognition of the entire loss (through increased amortization) in instances where it is estimated the ultimate revenues of a motion picture or television program will not recover our costs. On the other hand, the profit of a profitable motion picture or television program must be deferred and recognized over the entire revenue stream generated by that motion picture or television program. This method of accounting may also result in significant fluctuations in reported income or loss, particularly on a quarterly basis, depending on our release schedule and the relative performance of individual motion pictures or television programs.

          Additionally, beginning January 1, 2001 we adopted new accounting rules (see below) which require, among other changes, that advertising costs be expensed as incurred as opposed to the old rules which generally allowed advertising costs to be capitalized as part of film costs and amortized using the film forecast model. This practice dramatically increases the likelihood of reporting losses upon a film’s theatrical release, but will provide for increased returns when a film is released in the ancillary markets of home video and television, when we incur a much lower proportion of advertising costs. As we have scheduled for 2001 a significantly increased release slate of up to 14 films, we will incur significant advertising costs which will be expensed as incurred, but due to a reduced film release slate in 2000 when we only released eight films (four of which were released on a limited distribution basis only), we will not benefit from ancillary market revenues that we would have with a normalized theatrical release schedule. Additional provisions under the new accounting rules include changes in revenue recognition and accounting for development costs and overhead, and reduced amortization periods for film costs. Due to the aforementioned changes, the likelihood that we will report operating losses in 2001 has been significantly increased as compared to 2000.

          In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 139, “Rescission of FASB No. 53 and Amendments to FASB Statements No. 63, 89 and 121,” which, effective for financial statements for fiscal years beginning after December 15, 2000, rescinds Statement of Financial Accounting Standards No. 53, “Financial Reporting by Producers and Distributors of Motion Picture Films.” The companies that were previously subject to the requirements of Statement of Financial Accounting Standards No. 53 are following the guidance in American Institute of Certified Public Accountants Statement of Position 00-2, “Accounting by Producers or Distributors of Films,” issued in June 2000. Statement of Position 00-2 establishes new accounting and reporting standards for all producers and distributors that own or hold the rights to distribute or exploit films. Statement of Position 00-2 provides that the cumulative effect of changes in accounting principles caused by its adoption should be included in the determination of net income in conformity with Accounting Principles Board Opinion No. 20, “Accounting Changes.” We adopted the statement of position on January 1, 2001, and recorded a one-time, non-cash cumulative effect charge to earnings of $382.3 million, primarily to reduce the carrying value of our film and television costs. The new rules also require that advertising costs be expensed as incurred as opposed to the old rules which generally allowed advertising costs to be capitalized as part of film costs and amortized using the “individual film forecast” method. Due to the significant advertising costs incurred in the early stages of a film’s release, we anticipate that the new rules will significantly impact our results of operations for the foreseeable future. Additionally, under the prior accounting rules we classified additions to film costs as an investing activity in the Statement of Cash Flows. In accordance with Statement of Position 00-2, we now classify additions to film costs as an operating activity.

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statement of Financial Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of Financial Accounting Standards Board No. 133,” and by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of Financial Accounting Standards Board Statement No. 133,” which is effective for all quarters of fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We adopted Statement of Financial Accounting Standards No. 133 beginning January 1, 2001, and recorded a one-time, non-cash cumulative effect adjustment in stockholders’ equity and other comprehensive income (loss) of $0.5 million. We do not expect the adoption of Statement of Financial Accounting Standards No. 133 to materially impact our results of operations.

          In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations.” This statement has eliminated the flexibility to account for some mergers and acquisitions as pooling of interests, and effective as of July 1, 2001, all business combinations are to be accounted for using the purchase method. We will adopt SFAS No. 141 as of July 1, 2001, and the impact of such adoption is not anticipated to have a material adverse impact on our financial statements.

          In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” According to this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value-based test. We will adopt Statement of Financial Accounting Standards No. 142 beginning January 1, 2002, and upon adoption we do not currently anticipate any impairment of goodwill and other intangible assets already included in the financial statements. We expect to receive future benefits from previously acquired goodwill and other intangible assets over an indefinite period of time, and as such plan to forego all related amortization expense.

          In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of this statement is to develop consistent accounting of asset retirement obligations and related costs in the financial statements and provide more information about future cash outflows, leverage and liquidity regarding retirement obligations and the gross investment in long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We will implement Statement of Financial Accounting Standards No. 143 on January 1, 2003. The impact of such adoption is not anticipated to have a material effect on our financial statements.

          In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that opinion). This statement also amends Accounting Research Board No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for subsidiaries for which control is likely to be temporary. We will adopt Statement of Financial Accounting Standards No. 144 beginning January 1, 2002. The impact of such adoption is not anticipated to have a material effect on our financial statements.

          Collective Bargaining Agreements.    The motion picture and television programs produced by MGM Studios, and the other major U.S. studios, generally employ actors, writers and directors who are members of the Screen Actors Guild, Writers Guild of America, and Directors Guild of America, pursuant to industry-wide collective bargaining agreements. The collective bargaining agreement with Writers Guild of America was successfully renegotiated and became effective beginning May 2, 2001 for a term of three years. Negotiations regarding the collective bargaining agreement with Screen Actors Guild were successfully completed on July 3, 2001 and the agreement was ratified effective as of July 1, 2001. The Directors Guild of America collective bargaining agreement expires in mid-2002. Many productions also employ members of a number of other unions, including without limitation the International Alliance of Theatrical and Stage Employees and Teamsters. A strike by one or more of the unions that provide personnel essential to the production of motion pictures or television programs could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time involved, could cause delay or interruption in our release of new motion pictures and television programs and thereby could adversely affect our cash flow and revenues. Our revenues from motion pictures and television programs in our library should not be affected and may partially offset the effects of a strike to the extent, if any, that television exhibitors buy more library product to compensate for interruption in their first-run programming.

Results of Operations

Periods Ended September 30, 2001 Compared to Periods Ended September 30, 2000

          As discussed above, on January 1, 2001 we adopted Statement of Position 00-2, which established new accounting and reporting standards for all producers and distributors that own or hold the rights to distribute or exploit films (see “Industry Accounting Practices”). As a result of the adoption of the new accounting rules, as of January 1, 2001 we recorded a one-time, non-cash cumulative effect charge to the consolidated statement of operations of $382.3 million, primarily to reduce the carrying value of our film inventory.

          In the quarter and nine months ended September 30, 2001, our operating income, EBITDA, and net income were reduced by $44.2 million and $80.6 million due to the implementation of the new accounting rules as compared to the accounting rules in place in the prior year periods under Statement of Financial Accounting Standards No. 53. These earnings reductions are solely related to adopting the new accounting standard and will not impact how we manage our businesses.

          The following table sets forth our reported operating results for the quarters ended September 30, 2001 (the “2001 Quarter”) and September 30, 2000 (the “2000 Quarter”), as well as the nine months ended September 30, 2001 (the “2001 Period”) and September 30, 2000 (the “2000 Period”). The operating results in the 2001 periods, for the reasons discussed above, are not comparable to the operating results in the 2000 periods.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(in thousands) (unaudited)
Revenues:
Feature films	$350,672	$270,228	$ 881,813	$803,471
Television programs	34,997	35,686	108,187	109,414
Other	7,641	5,863	22,065	32,373

Total revenues	393,310	311,777	1,012,065	945,258

Operating income (loss):
Feature films	29,178	65,403	18,746	142,569
Television programs	2,996	173	13,962	1,019
Other	4,321	108	9,562	15,219
General and administration expenses	(27,277)	(22,331)	(70,318)	(68,904)
Recoveries of severance and related costs	—	—	—	3,715
Depreciation and non-film amortization	(8,249)	(7,167)	(24,250)	(19,949)

Operating income (loss)	969	36,186	(52,298)	73,669
Equity in net earnings of affiliates	(2,169)	483	(3,428)	1,086
Interest expense, net of amounts capitalized	(14,287)	(12,583)	(37,215)	(42,198)
Interest and other income, net	1,769	4,764	8,906	14,864

Income (loss) before provision for income taxes	(13,718)	28,850	(84,035)	47,421
Income tax provision	(2,257)	(1,735)	(10,766)	(8,797)

Net income (loss) before cumulative effect of accounting change	(15,975)	27,115	(94,801)	38,624
Cumulative effect of accounting change	—	—	(382,318)	—

Net income (loss)	$ (15,975)	$ 27,115	$ (477,119)	$ 38,624

Operating Results

          Unconsolidated companies include our investment in the Rainbow Media Group cable channels and our investment in an on-demand movie service joint venture (see “Recent Developments” above), as well as various interests in 14 international cable channels, the majority of which are accounted for under the equity method. Consolidated and unconsolidated companies’ revenues, operating income (loss) and EBITDA are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(in thousands) (unaudited)
Revenues
Consolidated companies	$393,310	$311,777	$1,012,065	$945,258
Unconsolidated companies	30,567	6,965	46,793	24,922

Total	$423,877	$318,742	$1,058,858	$970,180
Operating income (loss)
Consolidated companies	$ 969	$ 36,186	$ (52,298)	$ 73,669
Unconsolidated companies	(1,683)	1,047	(1,869)	2,663

Total	$ (714)	$ 37,233	$ (54,167)	$ 76,332
EBITDA
Consolidated companies	$ 9,218	$ 43,353	$ (28,048)	$ 93,618
Unconsolidated companies	8,572	1,205	8,729	3,142

Total	$ 17,790	$ 44,558	$ (19,319)	$ 96,760

          As previously discussed under “Industry Accounting Practices” above, on January 1, 2001 we adopted new accounting rules for motion picture producers and distributors. Had we been reporting under the accounting rules in place prior to January 1, 2001, in the 2001 Quarter consolidated operating income would have been $45.1 million, an increase of $8.9 million, or 25 percent, as compared to the 2000 Quarter, and consolidated EBITDA would have been $53.4 million, an increase of $10.0 million, or 23 percent, as compared to the 2000 Quarter. In the 2001 Period, under the prior accounting rules, consolidated operating income would have been $28.3 million, a decrease of $45.4 million, or 62 percent, as compared to the 2000 Period, and consolidated EBITDA would have been $52.5 million, a decrease of $41.1 million, or 44 percent, as compared to the 2000 Period.

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

          See further details of quarterly and nine-month changes under segments discussion below.

Feature Films

          Consolidated feature films revenues, operating income and EBITDA are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(in thousands) (unaudited)

Revenues	$350,672	$270,228	$881,813	$803,471
Operating income and EBITDA	$ 29,178	$ 65,403	$ 18,746	$142,569

Quarter Ended September 30, 2001 Compared to Quarter Ended September 30, 2000

          Feature film revenues increased by $80.4 million, or 30 percent, to $350.7 million in the 2001 Quarter compared to the 2000 Quarter.

          Worldwide theatrical revenues increased by $45.9 million, or 198 percent, to $69.2 million in the 2001 Quarter, principally due to the favorable performance of Legally Blond and Jeepers Creepers in the domestic marketplace, as well as Ghost World in limited release. In the 2000 Quarter, we released Autumn In New York which generated lower revenues than the combined releases in the 2001 Quarter. Overall, in the 2001 Quarter we released five new films domestically and two new films internationally, as compared to the release in the 2000 Quarter of four films domestically and none internationally.

          Worldwide home video revenues increased by $43.0 million, or 35 percent, to $166.4 million in the 2001 Quarter. In the 2001 Quarter, we released Hannibal in the domestic home video marketplace as well as the re-promotion of Silence of the Lambs on digital video disc (DVD). In the 2000 Quarter, home video revenues were generated by the initial home video release of Supernova as well as continued worldwide sales of The World Is Not Enough, The Thomas Crown Affair and Stigmata. Additionally, we benefited from the continued growth in home video sales of film library product, which increased by 43 percent in the 2001 Quarter. In the 2001 Quarter, DVD sales increased to $118.4 million from $48.7 million in the 2000 Quarter, principally due to the release of Hannibal.

          Worldwide pay television revenues from feature films increased by $10.5 million, or 20 percent, to $64.3 million in the 2001 Quarter, principally due to the delivery of one new film, Autumn In New York, to domestic pay television as well as a significant new license of library product to cable television. In the 2000 Quarter, we delivered The Thomas Crown Affair and Stigmata to domestic pay television. Network television revenues decreased by $22.0 million, or 100 percent, in the 2001 Quarter. There were no new films delivered to network television in the 2001 Quarter, as compared to the delivery of Tomorrow Never Dies in the 2000 Quarter. Worldwide syndicated television revenues from feature films increased by $4.1 million, or 10 percent, to $47.4 million in the 2001 Quarter, principally due to the licensing of Tomorrow Never Dies, Ronin and The Man In The Iron Mask in international markets.

          Other feature film revenues decreased by $1.2 million, or 51 percent, to $1.1 million in the 2001 Quarter due to lower third party royalty income and rebates collected.

          Operating income and EBITDA from feature films decreased by $36.2 million, or 55 percent, to $29.2 million in the 2001 Quarter. The decrease in operating income and EBITDA from feature films reflected the implementation of the new accounting rules upon the adoption of Statement of Position 00-2 on January 1, 2001, which resulted in $32.8 million of additional theatrical advertising and print costs expensed in the 2001 Quarter. The 2000 Quarter benefited from the accounting rules in effect prior to January 1, 2001 in which theatrical advertising and print costs were capitalized and amortized under the income forecast method in accordance with Statement of Financial Accounting Standards No. 53. Contributing to earnings in the 2001 Quarter were the successful theatrical releases of Legally Blond, Jeepers Creepers and Ghost World, as well as the home video release of Hannibal and the re-release of Silence of the Lambs.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

          Feature film revenues increased by $78.3 million, or 10 percent, to $881.8 million in the 2001 Period compared to the 2000 Period.

          Worldwide theatrical revenues increased by $61.0 million, or 47 percent, to $190.6 million in the 2001 Period, principally due to the successful releases of Hannibal, Legally Blond, Heartbreakers and Jeepers Creepers. In the 2000 Period, significant worldwide theatrical revenues were generated by The World Is Not Enough, which was initially released in November 1999, and by the domestic theatrical releases of Return To Me and Autumn In New York. Overall, in the 2001 Period, we released nine new feature films domestically and five new films internationally. In the 2000 Period, we released seven new feature films domestically and two new films internationally.

          Worldwide home video revenues decreased by $22.7 million, or five percent, to $393.5 million in the 2001 Period. In the 2001 Period, we released Hannibal, Autumn In New York and Antitrust in the domestic home video marketplace, as well as the re-release of Silence of the Lambs, When Harry Met Sally and the Rocky series, among others, on DVD. In the 2000 Period, our home video releases included The World Is Not Enough, The Thomas Crown Affair, Stigmata and Supernova in worldwide markets, which in the aggregate generated higher revenues than the films in the 2001 Period. Partially offsetting this decrease was the continued growth in home video sales of film library product, which increased by 57 percent in the 2001 Period. In the 2001 Period, DVD sales alone increased to $264.2 million, or 67 percent, from $158.1 million in the 2000 Period.

          Worldwide pay television revenues from feature films increased by $21.4 million, or 18 percent, to $137.7 million in the 2001 Period, principally due to the delivery of five new films, Autumn In New York, Return To Me, Three Strikes, Supernova and Things You Can Tell Just By Looking At Her, as well as a significant new license of library product, to domestic pay television. Correspondingly, in the 2000 Period we delivered five films, The Thomas Crown Affair, Stigmata, The Mod Squad, The Rage: Carrie 2 and Tea With Mussolini, to domestic pay television. Network television revenues decreased by $20.0 million, or 91 percent, to $2.1 million in the 2001 Period, principally due to the lack of new films delivered to network television as compared to the delivery of Tomorrow Never Dies in the 2000 Period. Worldwide syndicated television revenues from feature films increased by $46.0 million, or 44 percent, to $151.6 million in the 2001 Period, principally due to the licensing of Ronin, At First Sight and Species 2 in domestic markets, and sales in international markets for The World Is Not Enough, Tomorrow Never Dies, Ronin and The Man In The Iron Mask, among others.

          Other feature film revenues decreased by $7.3 million, or 53 percent, to $6.4 million in the 2001 Period due to lower third party royalty income, rebates and corporate audit recoveries.

          Operating income and EBITDA from feature films in the 2001 Period decreased by $123.8 million to $18.7 million from $142.6 million in the 2000 Period. The decrease in operating income and EBITDA from feature films reflected the implementation of the new accounting rules upon the adoption of Statement of Position 00-2 on January 1, 2001, which resulted in $94.1 million of additional theatrical advertising and print costs expensed in the 2001 Period, as well as the disappointing performances of What’s The Worst That Could Happen and Josie and the Pussycats. Partially offsetting the aforementioned decreases in earnings were significant operating profits generated from the successful theatrical and home video release of Hannibal, the re-release on home video of Silence of the Lambs, the successful domestic theatrical releases of Legally Blond and Jeepers Creepers, and increased film library sales from various home video promotions, as well as lower third party distribution expenses.

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

Television Programming

          Consolidated television programming revenues, operating income and EBITDA are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(in thousands) (unaudited)

Revenues	$34,997	$35,686	$108,187	$109,414
Operating income and EBITDA	$ 2,996	$ 173	$ 13,962	$ 1,019

Quarter Ended September 30, 2001 Compared to Quarter Ended September 30, 2000

          Television programming revenues decreased by $0.7 million, or two percent, to $35.0 million in the 2001 Quarter.

          Worldwide pay television revenues increased by $0.8 million, or 18 percent, to $5.1 million in the 2001 Quarter. We had one series, Stargate SG-1, in broadcast on domestic pay television in both the 2001 Quarter and the 2000 Quarter. The increase in pay television revenues in the 2001 Quarter was principally due to increased library product sales. Worldwide syndicated television programming revenues decreased by $0.5 million, or two percent, to $26.2 million in the 2001 Quarter, primarily due to the timing of licensing revenues in international markets, which in the prior year period benefited from additional deliveries of Stargate SG-1. Worldwide home video revenues with respect to television programming decreased by $0.6 million, or 15 percent, to $3.6 million in the 2001 Quarter, primarily due to lower sales of Stargate SG-1 than in the prior year period.

          Operating income and EBITDA from television programming increased to $3.0 million in the 2001 Quarter from $0.2 million in the 2000 Quarter, principally due to lower programming write-downs than in the 2001 Quarter.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

          Television programming revenues decreased by $1.2 million, or one percent, to $108.2 million in the 2001 Period.

          Worldwide pay television revenues decreased by $1.1 million, or seven percent, to $14.7 million in the 2001 Period. We had only one series, Stargate SG-1, airing on domestic pay television in the 2001 Period, compared to two series, Outer Limits and Stargate SG-1, in the 2000 Period. Worldwide syndicated television programming revenues increased by $4.1 million, or five percent, to $82.7 million in the 2001 Period, primarily due to increased license fees for Outer Limits in domestic markets. Worldwide home video revenues with respect to television programming decreased by $3.6 million, or 26 percent, to $10.3 million in the 2001 Period, primarily due to lower sales of Stargate SG-1 than in the prior year period.

          Operating income and EBITDA from television programming increased to $14.0 million in the 2001 Period from $1.0 million in the 2000 Period, principally due to a favorable settlement of a contractual dispute with a customer as well as lower programming write-downs than in the 2000 Period.

Other Businesses

          Consolidated revenues, operating income and EBITDA from other businesses, including consumer products, interactive media and branded programming services, music soundtrack and royalty income, are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(in thousands) (unaudited)

Revenues	$7,641	$5,863	$22,065	$32,373
Operating income and EBITDA	$4,321	$ 108	$ 9,562	$15,219

Quarter Ended September 30, 2001 Compared to Quarter Ended September 30, 2000

          Revenues from other businesses increased by $1.8 million, or 30 percent, to $7.6 million in the 2001 Quarter. The 2001 Quarter included increased consumer products revenue of $4.5 million and music soundtrack and royalty revenue of $2.2 million, as compared to consumer products revenue of $3.1 million and music soundtrack and royalty revenue of $1.1 million in the 2000 Quarter. Interactive media revenues were $0.6 million in the 2001 Quarter, principally from interactive game royalties, as compared to revenues of $0.4 million in the 2000 Quarter. Additionally, revenues in the 2001 Quarter include the receipt of $0.2 million in third party audit recoveries and other miscellaneous income as compared to $1.3 million in such revenues in the 2000 Quarter.

          Operating income and EBITDA from other businesses increased to $4.3 million in the 2001 Quarter from $0.1 million in the 2000 Quarter. Consumer products cost of sales were $1.2 million in the 2001 Quarter as compared to $1.0 million in the 2000 Quarter. Expenses for other businesses include interactive product costs of $0.1 million in each period. Overhead costs related to other businesses aggregated $1.9 million in each period. Other expenses aggregated $0.1 million in the 2001 Quarter and $2.7 million in the 2000 Quarter, which included increased foreign currency transaction losses than in the current period.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

          Revenues from other businesses decreased by $10.3 million, or 32 percent, to $22.1 million in the 2001 Period. The 2001 Period included consumer products revenue of $9.4 million and music soundtrack and royalty revenue of $7.0 million, as compared to consumer products revenue of $9.2 million and music soundtrack and royalty revenue of $5.2 million in the 2000 Period. Interactive media revenues were $4.4 million in the 2001 Period as compared to revenues of $12.7 million in the 2000 Period, which included revenues realized from the successful release of the interactive game version of Tomorrow Never Dies. There were no comparable interactive game releases in the 2001 Period. Additionally, revenues from other businesses in the 2001 Period include the receipt of $1.3 million in third party audit recoveries and other miscellaneous income as compared to higher recoveries of $5.2 million in the 2000 Period.

          Operating income and EBITDA from other businesses decreased by $5.7 million, or 37 percent, to $9.6 million in the 2001 Period, principally due to the lack of new interactive game releases and the decrease in audit recoveries compared to the prior year period. Expenses for other businesses include interactive product costs of $2.5 million in the 2001 Period as compared to $3.3 million of such costs in the 2000 Period. Consumer products cost of sales were $2.2 million in each period. Overhead costs related to other businesses aggregated $6.1 million in the 2001 Period and $5.2 million in the 2000 Period. Other expenses aggregated $1.7 million in the 2001 Period and $5.8 million in the 2000 Period, which included increased foreign currency transaction losses than in the current period.

Corporate and Other

           General and Administrative Expenses.    General and administrative expenses in the 2001 Quarter increased by $4.9 million, or 22 percent, to $27.3 million, primarily due to increased employee incentive plan costs. In the 2001 Period, general and administrative expenses increased by $1.4 million, or two percent, to $70.3 million, primarily due to the employee incentive plan costs partially offset by lower headcount, legal and professional fees and other cost savings.

          Recovery of Severance and Related Costs.    In the 2000 Period, we reduced previously charged reserves for severance and related costs by $5.0 million due to a negotiated settlement with United International Pictures regarding our withdrawal from the joint venture. Additionally, in the 2000 Period we incurred severance and other related charges of $1.3 million associated with the closure of a foreign sales office.

           Depreciation and Non-Film Amortization.    Depreciation and non-film amortization in the 2001 Quarter increased by $1.1 million, or 15 percent, to $8.2 million, and in the 2001 Period increased by $4.3 million, or 22 percent, to $24.3 million, due to increased fixed assets placed in service.

           Equity in Net Earnings of Affiliates.    Equity in net earnings of affiliates include our interest in the Rainbow Media Group cable channels acquired on April 2, 2001 and our investment in an on-demand movie service joint venture acquired on August 13, 2001, as well as various interests in 14 international cable channels. Earnings in the Rainbow Media Group cable channels are being reported on a one quarter lag. See “Recent Developments’’ and Note 2 of the Notes to the Condensed Consolidated Financial Statements.

          In the 2001 Quarter, EBITDA from unconsolidated companies was $8.6 million, operating losses were $1.7 million and net losses were $2.2 million, respectively. In the 2000 Quarter, EBITDA from unconsolidated companies was $1.2 million, operating income was $1.0 million and net earnings were $0.5 million, respectively.

          In the 2001 Period, EBITDA from unconsolidated companies was $8.7 million, operating losses were $1.9 million and net losses were $3.4 million, respectively. In the 2000 Period, EBITDA from unconsolidated companies was $3.1 million, operating income was $2.7 million and net earnings were $1.1 million, respectively.

          Interest Expense, Net of Amounts Capitalized.    Net interest expense in the 2001 Quarter increased by $1.7 million, or 14 percent, to $14.3 million, primarily due to borrowings to fund a portion of the purchase of our interest in the Rainbow Media Group cable channels on April 2, 2001, as well as the investment in the on-demand movie service joint venture on August 13, 2001. In the 2001 Period, net interest expense decreased by $5.0 million, or 12 percent, to $37.2 million, due to reduced cost of capital and increased capitalized interest on feature film production, partially offset by the increased borrowings on the aforementioned investments.

          Interest and Other Income, Net.    Interest and other income in the 2001 Quarter decreased by $3.0 million, or 63 percent, to $1.8 million, and in the 2001 Period decreased by $6.0 million, or 40 percent, to $8.9 million, due to lower interest income earned on our short-term investments, which decreased due to the $825.0 million cash investment in the Rainbow Media Group cable channels on April 2, 2001.

           Income Tax Provision.    The provision for income taxes in the 2001 Quarter increased by $0.5 million, or 30 percent, to $2.3 million, and in the 2001 Period increased by $2.0 million, or 22 percent, to $10.8 million, due to increased foreign remittance taxes attributable to international distribution revenues.

Liquidity and Capital Resources

           General.    Our operations are capital intensive. In recent years we have funded our operations primarily from (i) the sale of equity securities, (ii) bank borrowings and (iii) internally generated funds. During the 2001 Period, the net cash used by operating activities was $79.6 million, which included additions to film and television costs of $325.0 million; net cash used in investing activities was $838.8 million, which included our $825.0 million investment in the Rainbow Media Group cable channels; and net cash provided by financing activities (primarily sale of equity securities and bank borrowings) was $861.5 million.

           Sales of Equity Securities.    Historically, sales of our equity securities have included proceeds from our initial public offering and Tracinda Corporation’s concurrent purchase of our common stock, which were completed in November 1997, our 1998 rights offering, which was completed in November 1998, and our 1999 rights offering, which was completed in November 1999. Additionally, pursuant to a Form S-3 shelf registration statement filed with the Securities and Exchange Commission in 2000 we sold of 5,363,800 shares of our common stock for aggregate net proceeds of $133.4 million.

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

          On April 2, 2001, the proceeds of the equity offerings were used to pay a portion of the $825.0 million cost to acquire a 20 percent interest in two general partnerships which own and operate four cable channels, American Movie Channel, Bravo, the Independent Film Channel and WE: Women’s Entertainment (formerly the Romance Classics). These partnerships were wholly-owned by Rainbow Media Holdings, Inc., a majority-owned subsidiary of Cablevision Systems Corporation. The acquisition was completed on April 2, 2001. We obtained the rest of the funds needed for the purchase through borrowings of $164.5 million under our credit facilities.

           Bank Borrowings.    We have a $1.3 billion syndicated credit facility consisting of (i) a six year $600.0 million revolving credit facility, (ii) a $400.0 million seven and one-half year term loan and (iii) a $300.0 million eight and one-half year term loan. As of October 22, 2001, $332.4 million, including outstanding letters of credit, was available under our credit facility, which also contains provisions allowing, under certain circumstances, for an additional $200.0 million tranche.

          Currently, the revolving facility and the $400.0 million term loan bear interest at 2.50 percent over the Adjusted LIBOR rate, as defined therein (4.93 percent at October 22, 2001), and the $300.0 million term loan bears interest at 2.75 percent over the Adjusted LIBOR rate (5.10 percent at October 22, 2001). We have entered into three-year fixed interest rate swap contracts in relation to a portion of our credit facility for a notional value of $575.0 million at an average rate of approximately 7.82 percent, which expire at various times no later than July 2003. We have also entered into additional forward interest rate swap contracts commencing in various dates in 2001 for a notional value of $325.0 million at an average rate of approximately 8.71 percent, which expire in July 2003.

          Scheduled amortization of the term loans under our credit facility commences with $31.5 million in 2001, $73.0 million in 2002, $103.0 million in 2003, $103.0 million in 2004, and $103.0 million in 2005, with the remaining balance due at maturity. The revolving facility was entered into in October 1997 and matures on September 30, 2003, subject to extension under certain conditions.

          Our credit facility contains various covenants, including limitations on indebtedness, dividends and capital expenditures, and maintenance of certain financial ratios. Our credit facility was amended and restated on July 21, 2000, with less restrictive operating and financial covenants. Our credit facility limits the amount of the investment in MGM which may be made by Metro-Goldwyn-Mayer Studios Inc. and Orion Pictures Corporation, both of which are wholly-owned subsidiaries, in the form of loans or advances, or purchases of capital stock of MGM, up to a maximum aggregate amount of $500.0 million. As of September 30, 2001, there are no outstanding loans or advances to MGM by such subsidiaries, nor have such subsidiaries purchased any capital stock of MGM. Restricted net assets of Metro-Goldwyn-Mayer Studios Inc. and Orion Pictures Corporation at September 30, 2001 are approximately $2.0 billion. There can be no assurances that we will remain in compliance with such covenants or other conditions under our credit facility in the future. We anticipate substantial continued borrowing under our credit facility.

           Cash Used in Operating Activities.    In the 2001 Period, cash used by operating activities was $79.6 million compared to cash used by operating activities of $85.2 million in the 2000 Period. Included in cash used by operating activities were additions to film and television costs of $325.0 million in the 2001 Period and $568.4 million in the 2000 Period.

          Cash Used in Investing Activities.    In the 2001 Period, cash used in investing activities was $838.8 million, which included the $825 million investment in the Rainbow Media Group cable channels, compared to cash used in investing activities of $9.4 million in the 2000 Period.

           Cash Provided by Financing Activities.    In the 2001 Period, cash provided by financing activities was $861.5 million, which included $635.6 million in net proceeds from the sale of our equity securities, $222.5 million of bank borrowings and $6.2 million for the exercise of stock options, partially offset by net repayments of borrowed funds of $2.8 million. In the 2000 Period, cash provided by financing activities was $133.3 million, consisting of $133.4 million in net proceeds from the sale of equity securities and $3.8 million received from the exercise of stock options, partially offset by $3.9 million in net repayments of borrowed funds.

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

          We are obligated to fund 50 percent of the expenses of MGM Networks Latin America up to a maximum of approximately $24.0 million. We have funded approximately $22.5 million under such obligation as of September 30, 2001.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

          We are exposed to the impact of interest rate changes as a result of our variable rate long-term debt. Our amended and restated credit agreement requires that we maintain interest rate swap agreements or other appropriate hedging arrangements to convert to fixed rate or otherwise limit the floating interest rate risk on at least 66 2/3% of term loans outstanding through July 2003. Accordingly, we have entered into several interest rate swap agreements whereby we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate amounts calculated by reference to an agreed notional principal amount. The swap agreements expire at various times but no later than July 2003. Based on scheduled loan amortization, we will be in compliance with the credit agreement’s hedge provisions through that time.

          At September 30, 2001, $125.0 million of our term debt was not hedged. Additionally, borrowings under our revolving credit facility are exposed to interest rate risk.

          The following table provides information about our interest rate swaps outstanding at September 30, 2001:

	Amounts scheduled for maturity for the year ending December 31,			Estimated fair value at September 30, 2001
	2001	2002	2003
Interest Rate Swaps
Variable to fixed:
Notional value (in thousands)	$450,000	$ —	$125,000	$(7,917)
Average pay rate	5.394%	—	5.700%
Average receive rate	3.489%	—	3.561%

Foreign Currency Forward Contracts
Contract amount (in thousands) (receive CAD, pay $US)	$ —	$35,967	$ —	$ (881)
Spot rate	—	1.5823	—
Forward rate	—	1.5431	—

          We have also entered into additional forward interest rate swap contracts commencing in 2001 for a notional value of $470.0 million at an average pay rate of approximately 5.949 percent, which expire in July 2003. At September 30, 2001, these forward contracts had an estimated fair value of $(20.5) million.

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

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

          On January 19, 2000, a complaint was filed naming Metro-Goldwyn-Mayer Home Entertainment Inc. as a defendant in a matter entitled Ronald Cleveland d/b/a Lone Star Videotronics, et al., v. Viacom Inc., et al. (Case No. 99CA0783-EP). The case was filed as a putative class action in the United States District Court for the Western District of Texas San Antonio Division, but on March 16, 2001, the Court denied plaintiffs’ motion to certify a class. Viacom Inc., Paramount Home Video, Inc., Buena Vista Home Entertainment, Inc., Time Warner Entertainment Company, L.P. d/b/a Warner Home Video, Columbia Tri-Star Home Video, Inc., Universal Studios Home Video, Inc., and Twentieth Century Fox Home Entertainment, Inc. are also named as defendants in the action, which was originally filed against them on July 21, 1999. The plaintiffs claim that the defendant studios conspired with each other and with Blockbuster Inc. with respect to their home video rental distribution arrangements to discriminate illegally against independent video retailers in favor of Blockbuster, in violation of the Sherman Antitrust Act, the California Cartwright Act, the California Unfair Practices Act, and the California Unfair Competition Statute.

          On April 16, 2001, over two hundred video retailers, including plaintiffs in the Cleveland case noted above, sued Sumner Redstone, Viacom Inc., Blockbuster Inc., and several studio Home Entertainment entities, including Metro-Goldwyn-Mayer Home Entertainment Inc., in Superior Court in Los Angeles, California, in a matter entitled John Merchant d/b/a 49’er Video, et al v. Redstone, et al. (Case No. BC 244270). The case is styled as a class action and a representative action, as well as an individual action. The plaintiffs claim that defendants conspired with each other and Blockbuster Inc. with respect to their home video rental distribution arrangements to discriminate illegally against independent video retails in favor of Blockbuster, in violation of the California Cartwright Act, the California Unfair Practice Act, and the California Unfair Competition Statute. No class has been certified. We deny the material allegations of both complaints and we will defend ourselves vigorously against plaintiffs’ claims.

Item 6.    Exhibits and Reports on Form 8-K

          (a)  Exhibits

None

          (b)  Reports on Form 8-K

None

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oc	tober 24, 2001

ME	TRO-GOLDWYN-MAYER INC.

By	: /s/ ALEX YEMENIDJIAN

Alex Yemenidjian
Chairman of the Board of Directors
and Chief Executive Officer

By	: /s/ DANIEL J. TAYLOR

Daniel J. Taylor
Senior Executive Vice President and
Chief Financial Officer