Form 10-K405
period 2001-12-31
METRO-GOLDWYN-MAYER INC
filed 2002-02-07
CIK 1026816

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

                  For the fiscal year ended December 31, 2001

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

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the Registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock (based on the last sale price of such stock as reported by the Dow Jones News Retrieval) held by non-affiliates of the Registrant as of February 6, 2002 was $856,005,439.

  The number of shares of the Registrant's common stock outstanding as of February 6, 2002 was 240,707,584.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain portions of Registrant's proxy statement for the annual meeting to be held on May 6, 2002 (the "Proxy Statement"), to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's fiscal year, are incorporated by reference under Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business

General

  Metro-Goldwyn-Mayer Inc., ("MGM"), is a premier global entertainment content company. We develop, produce and distribute theatrical motion pictures and television programs, and we intend to create and own interests in branded cable and satellite programming channels. See "Note 12 to Consolidated Financial Statements." Our principal subsidiaries are Metro-Goldwyn-Mayer Studios Inc., United Artists Corporation, United Artists Films Inc. and Orion Pictures Corporation. We are one of only seven major film and television studios worldwide. Our library contains over 4,000 theatrically released feature film titles and over l0,200 television episodes and is the largest collection of post-1948 feature films in the world. Films in our library have won over 200 Academy Awards, including Best Picture Awards for Annie Hall, The Apartment, The Best Years of Our Lives, Dances With Wolves, Hamlet, In the Heat of the Night, Marty, Midnight Cowboy, Platoon, Rain Man, Rocky, The Silence of the Lambs, Tom Jones and West Side Story. Our library also includes 21 titles in the James Bond film franchise, five titles in the Rocky film franchise and nine titles in the Pink Panther film franchise.

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

  In November 1997, we completed an initial public offering, whereby we issued and sold 9,000,000 new shares of common stock, $.01 par value per share, at a price per share of $20, less an underwriting discount, for net proceeds (after expenses of the initial public offering) of $165.0 million. Concurrently with the consummation of the initial public offering, Tracinda purchased directly from us, at a purchase price of $18.85 per share (equal to the per share price to the public in the initial public offering, less the underwriting discount), 3,978,780 shares of the common stock for an aggregate purchase price of $75.0 million.

  In September 1998, Tracinda and a Delaware corporation that is principally owned by Tracinda, which we refer to collectively as the "Tracinda Group," purchased 16,208,463 shares of the common stock from Seven Network, representing all of our capital stock held by Seven Network, for a price per share of $24 and an aggregate purchase price of $389.0 million.

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

  In January 1999, we acquired from PolyGram N.V. and its subsidiaries certain film libraries and film-related rights for consideration of $235.0 million. The PolyGram libraries contain over 1,300 feature films and are comprised of
(a) the Epic library, which consists of approximately 1,000 film titles acquired between 1992 and 1997 by Credit Lyonnais Bank Nederland and Consortium de Realisation from various filmed entertainment companies, (b) the library of films released by PolyGram before March 31, 1996 and (c) the Island/Atlantic and Vision/Palace libraries, which had been previously acquired by PolyGram.

  In April 1999, Alex Yemenidjian was appointed as Chairman and Chief Executive Officer and Chris McGurk was named Vice Chairman and Chief Operating Officer of MGM.

  In November 1999, we completed a rights offering, whereby we issued and sold 49,714,554 new shares of the common stock at a subscription price of $14.50 per share for net proceeds (after expenses of the rights offering) of approximately $715.0 million. After giving effect to the completion of the 1999 rights offering and the exercise of the subscription rights distributed in connection therewith, the Tracinda Group continued to beneficially own approximately 89.0 percent of our outstanding common stock.

  In May 2000, our shelf registration statement covering the sale of up to $750.0 million of securities was declared effective by the Securities and Exchange Commission. During 2000, we sold 5,363,800 shares of common stock for total consideration of $134.1 million pursuant to the registration statement.

  In February and March 2001, we sold 16,080,590 additional shares of common stock to unaffiliated investors in private placements pursuant to our shelf registration statement and 15,715,667 shares of Series B preferred stock (which were converted into 15,715,667 shares of common stock, on a one-for-one basis, upon stockholder approval on May 2, 2001) to Tracinda, for total consideration of $635.6 million.

Recent Developments

  Cable Investment. In April 2001, we invested $825.0 million in cash for a 20 percent interest in two general partnerships which own and operate the American Movie Channel, Bravo, the Independent Film Channel and WE: Women's Entertainment (formerly Romance Classics). These partnerships were wholly-owned by Rainbow Media, which is 74 percent owned by Cablevision Systems Corporation and 26 percent owned by NBC. The proceeds of our $825.0 million investment were used as follows: (1) $365.0 million was used to repay bank debt of the partnerships; (2) $295.5 million was used to repay intercompany loans from Cablevision and its affiliates; and (3) $164.5 million was added to the working capital of the partnerships.

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

  We have the right to participate on a pro rata basis in any sale to a third party by Rainbow Media of its partnership interests, and Rainbow Media can require us to participate in any such sale. If a third party invests in either partnership, our interest and that of Rainbow Media will be diluted on a pro rata basis. Neither we nor Rainbow Media will be required to make additional capital contributions to the partnerships. However, if Rainbow Media makes an additional capital contribution and we do not, our interest in the partnerships will be diluted accordingly. If the partnerships fail to attain certain financial projections provided to us by Rainbow Media for the years 2002 through 2005, inclusive, we will be entitled, 30 days after receipt of partnership financial statements for 2005, to require Rainbow Media to acquire our partnership interests for fair market value at the time, as determined pursuant to the agreement. We formed a wholly-owned subsidiary, MGM Networks U.S. Inc., which made the above-described investment, and is the MGM entity which holds the aforesaid general partnership interests and rights attendant thereto.

  In February and March 2001, pursuant to our shelf registration statement, we sold 16,080,590 shares of common stock to unaffiliated investors in private placements for aggregate net proceeds of $310.6 million. In addition, we sold 15,715,667 shares of our Series B preferred stock to Tracinda for $325.0 million. We used the net proceeds of this sale to help finance our cable channel investment. The preferred stock does not bear dividends but has a liquidation preference of $0.01 per share. The preferred stock became convertible, at the option of the holder, into common stock on a share-for-share basis upon stockholder approval of the issuance of the common stock to Tracinda on May 2, 2001, at which time the preferred stock was converted into approximately 15,715,667 shares of common stock. Tracinda had a demand registration right for the common stock it received upon conversion of the preferred stock. The Tracinda Group currently beneficially owns approximately 81 percent of our outstanding common stock.

  Joint Venture. In August 2001, through our wholly-owned subsidiary MGM On Demand Inc., we acquired a 20 percent interest in a joint venture established to create an on-demand movie service to offer a broad selection of theatrically-released motion pictures via digital delivery for broadband internet users in the United States. Other partners in the joint venture include Sony Pictures Entertainment, Universal Studios, Warner Bros. and Paramount Pictures. We funded $7.5 million for our equity interest and our share of operating expenses of the joint venture as of December 31, 2001. We financed our investment through borrowings under our credit facilities. We are committed to fund our share of the joint venture's operating expenses, as required.

The Motion Picture and Television Industry

  Motion Pictures--General. The motion picture industry consists of two principal activities: production and distribution. Production involves the development, financing and production of feature-length motion pictures. Distribution involves the promotion and exploitation of motion pictures throughout the world in a variety of media, including theatrical exhibition, home entertainment, television and other ancillary markets. The U.S. motion picture industry can be divided into major studios and independent companies, with the major studios dominating the industry in the number of theatrical releases. In addition to us (including MGM Studios, MGM Pictures, UA Films and Orion), the major studios as defined by the Motion Picture Association of America are The Walt Disney Company (including Buena Vista, Touchstone and Miramax Films), Paramount Pictures Corporation, Sony Pictures Entertainment, Inc. (including Columbia Pictures), Twentieth Century Fox Film Corp., Universal Studios, Inc., and Warner Bros. (including Turner, New Line Cinema and Castle Rock Entertainment). The major studios are typically large diversified corporations that have strong relationships with creative talent, exhibitors and others involved in the entertainment industry and have global film production and distribution capabilities.

  Historically, the major studios have produced and distributed the majority of high grossing theatrical motion pictures released annually in the United States. Over the past eleven years, the number of feature-length motion pictures released by the major studios has increased from 158 in 1990 (39.9 percent of the total) to 251 in 2001 (42.5 percent of the total). In addition, most of the studios have created or accumulated substantial and valuable motion picture libraries that generate significant revenues. These revenues can provide the major studios with a stable source of earnings that partially offsets the variations in the financial performance of their current motion picture releases and other aspects of their motion picture operations.

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

  The production and marketing of theatrical motion pictures requires substantial capital. The costs of producing and marketing motion pictures have increased substantially in recent years. These costs may continue to increase in the future at rates greater than normal inflation, thereby increasing the costs to us of our motion pictures. Production costs and marketing costs are generally rising at a faster rate than increases in either domestic admissions to movie theaters or admission ticket prices, leaving us and all producers of motion pictures more dependent on other media, such as home entertainment and television, and foreign markets.

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

  . Entered into a "first look" co-financing agreement with Hyde Park Entertainment (David Hoberman and Ashok Amritraj);

  . Entered into a "first look" producing/directing agreement with Lion Rock Productions (John Woo and Terence Chang);

  .  Entered into a "first look" co-financing agreement with Mosaic;

  . Repositioned UA as a specialty film unit now known as UA Films, which is involved in production, sales and acquisitions of specialized motion pictures; and

  . Entered into a split-rights agreement for specialized motion pictures with American Zoetrope (Francis Ford Coppola).

  We intend to produce or co-produce and distribute six to ten motion pictures annually through MGM Pictures across a variety of genres. Through UA Films, we also intend to distribute annually an additional ten to 15 specialty motion pictures that will have substantially lower average costs and will be produced mainly by third parties.

  We plan to develop, produce and distribute television programs focusing on low financial risk formats, such as pre-clearing a television series for distribution prior to committing to development expenditures, as well as joint ventures, co-productions and other partnering arrangements for certain of our series.

  Increase Distribution Revenues. We have taken steps to obtain greater flexibility in distributing our own product to enable us to realize additional revenue opportunities while reducing the costs associated with distribution. In 1999, we terminated our agreement with Warner Home Video so that, on February 1, 2000, we regained full control over the home video exploitation of our films. On October 31, 2000, we completed our withdrawal from United International Pictures (UIP) with respect to the international theatrical distribution of our films. We executed the transition of our international home video and theatrical/non-theatrical distribution from Warner Home Video and UIP to Fox to gain more control over our international distribution in those media and to maximize our revenue opportunities.

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

  Streamline Operations. We have taken steps to make our operating process more efficient by:

  .  Consolidating overhead across the MGM Pictures and UA production units;
     and

  .  Consolidating and centralizing operating and corporate functions.

  We believe that MGM should, through business combinations or other strategic alternatives, either grow into or become part of a larger, vertically integrated organization, in order to maximize the value of MGM's assets. To that end, MGM has been regularly evaluating business combination opportunities and other strategic alternatives as opportunities arise, and intends to continue to do so. As of the date hereof, no agreements regarding a transaction of such nature have been reached and there can be no assurance that MGM will decide to enter into any such transaction. In addition, business combinations and other strategic alternatives involve numerous risks, including diversion of management's attention away from our operating activities. We cannot assure you that we will not encounter unanticipated problems or liabilities with respect to any business combinations that have been or may be completed by MGM, nor can we assure you that the anticipated benefits of any such transactions will be achieved.

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

  Our library also includes over 10,200 episodes from television series previously broadcast on prime-time network television, cable or in first-run syndication, including episodes of The Addams Family, American Gladiators, Bat Masterson, Cagney & Lacey, Fame, Green Acres, Highway Patrol, In the Heat of the Night, Mr. Ed, The Patty Duke Show, Pink Panther, Sea Hunt and thirtysomething. The television programs in our library have won, among others, 109 Emmy awards and 17 Golden Globe awards.

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

  We will continue to implement the strategy of developing new projects from existing library assets. Our library represents a readily-available, "market tested" source of development ideas. For example, in 1999 we had success with the remake of The Thomas Crown Affair and in 1995 we had success with The Birdcage, a remake of La Cage aux Folles. Rollerball is an upcoming example of this strategy. Furthermore, we have successfully expanded the valuable film franchises within our library, most notably the James Bond franchise, with the commercial success of GoldenEye in 1995, Tomorrow Never Dies in 1997 and The World Is Not Enough in 1999. In addition, we have commenced principal photography on a new James Bond feature, the twentieth film in the series, to be released in late 2002. Additionally, we have successfully developed television series based on library motion pictures such as: Poltergeist: The Legacy based on Poltergeist; Stargate SG-1 based on Stargate; and All Dogs Go to Heaven, based on the movie of the same name. We also have produced a remake of Twelve Angry Men and Inherit The Wind as made-for-television movies for Showtime Networks Inc.

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

  We seek aggressively to market and distribute titles in our film library in existing pay and free television, home video and other markets worldwide. We believe that the size of our library allows us to minimize the over-exploitation of any title and therefore better preserve the ongoing value of our library by actively managing the rotation of titles through such markets. As of December 31, 2001, approximately 83 percent of the theatrical motion picture titles and approximately 94 percent of the television title episodes in our library have been exploited.

  We also seek aggressively to market and distribute our titles through developing technology. See "--Distribution--Home Video Distribution." We believe that the development and growth of direct broadcast satellite and other new distribution systems may generate significant incremental profits for the industry as the number of channels requiring content grows.

  We have differing types of rights to the various titles in our library. In some cases, we own the title outright, with the right to exploit the title in all media and territories for an unlimited time. In other cases, the title may be owned by a third party and we may have obtained the right to distribute the title in certain media and territories for a limited term. Even if we own a title, we may have granted rights to exploit the title in certain media and territories to others. As of December 31, 2001, we owned outright, or had been granted rights in perpetuity to, approximately 67 percent of the titles in our library. Our rights in the other library titles are limited in time and, pursuant to the terms of the existing arrangements, the rights granted to us expire, with respect to approximately six percent of the library over the next two years (i.e. through the end of 2003), with respect to another approximately 23 percent over the seven years thereafter (from 2004 to 2011), and with respect to another approximately seven percent thereafter (from 2011 on). We have generally been able to renew such rights on acceptable terms; however, no assurances can be made that we will continue to be able to do so in the future. In accordance with industry practice, for purposes of calculating the size of the library, we include any title that we have the right to distribute in any territory in any media for any term.

  Due to certain long-term pre-paid licenses entered into before 1993 by prior management, we do not expect to receive significant revenue with respect to substantial portions of our library from domestic free and certain major international television markets for the next several years. As of December 31, 2001, the titles included in these licenses represent a cross-section of the titles in the library, including substantially all of the pre-1990 MGM and UA titles, which have been licensed in one or more of the U.S., France and Spain, and approximately 51 percent (some are starting to expire) of the Orion and PolyGram titles, which have been licensed in one or more of France, Spain, Germany and the United Kingdom. See "--Distribution--Television Distribution." We expect to benefit as certain rights to the library that have been previously licensed to others revert to us over time. See "--Distribution."

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

Production

 Motion Picture Production

  We currently develop and produce theatrical motion picture projects through two separate production entities, MGM Pictures and UA Films. MGM Pictures concentrates on developing and producing mainstream, major studio budget level films. UA Films concentrates on developing, producing and acquiring specialized films with a net cost investment of less than $10.0 million. Both production units are supported by centralized marketing, sales, legal, physical production and distribution functions.

  MGM Pictures plans to distribute approximately six to ten motion pictures annually across a variety of genres and budget ranges. MGM Pictures employs a development staff of creative executives who refine concepts and scripts so that projects are developed to the point that production decisions can be made. MGM Pictures also intends to enter into production alliances with a select group of producers, many of them genre-specific. These producers will develop and produce motion pictures exclusively or semi-exclusively for MGM Pictures and will use their relationships and creative abilities to provide another source of product for MGM Pictures. The six to ten pictures distributed by MGM Pictures are anticipated to be a combination of internally developed pictures, pictures developed and/or produced by the allied producers, pictures which are co-produced or co-financed with other major studios or independent partners and pictures acquired through negative pickups or other distribution arrangements.

  MGM Pictures' strategy is to both increase creative diversity and mitigate financial risk in connection with motion picture production. We expect to enhance creative diversity by employing the production alliance strategy discussed above and by entering into selective production agreements with successful established producers such as Lion Rock Productions (John Woo and Terence Chang), Mosaic (Chuck Roven) and Hyde Park Entertainment (David Hoberman and Ashok Amritraj). As an example of this strategy, in July 1999, we entered into an agreement with Miramax Films pursuant to which MGM and Miramax will jointly produce, finance and distribute up to eight motion pictures, relying on our film library as a prominent source of material. Initial titles identified for potential production under this agreement include Cold Mountain, based on the best-selling novel, contributed by us, and the remake of the comedy classic Harvey, contributed by Miramax. Miramax will develop the films under this agreement, which MGM and Miramax will jointly finance. Half of these films will be released domestically by each partner, with the other providing international distribution.

  We also intend to seek to spread the financial risk inherent in motion picture production, as well as increase the breadth of our release slate, by entering into co-production and/or co-financing arrangements such as our agreement with Miramax. Similarly, in April 1999, we entered into an enhanced co-production agreement with Universal. Pursuant to that agreement, we acquired the rights to distribute Josie and the Pussycats internationally, with Universal being responsible for domestic distribution. We share the production's costs and receipts from the picture equally except for certain ancillary rights. In addition, under a separate co-production agreement, we co-produced with Universal the feature film Hannibal (a sequel to The Silence of the Lambs) which we distributed in the domestic marketplace, with Universal being responsible for international distribution. We shared the production costs for Hannibal evenly with Universal, and the receipts from the picture will also be divided evenly between us and Universal. In December 2001, as a result of certain disputes with Universal over the enhanced co-production agreement, certain issues relating to the acquisition of the Polygram libraries, and the rights to the forthcoming feature film Red Dragon (based upon a novel by the author of The Silence of the

Lambs and Hannibal), MGM Pictures and Universal entered into a settlement terminating their overall co-production agreement approximately four months prior to its scheduled expiration. Pursuant to the settlement, among other terms, MGM Pictures will receive a participation in the gross receipts of Red Dragon, MGM Pictures will have the right to enter into a co-production agreement with Universal for any subsequent productions containing elements or any character from the novels or motion pictures Red Dragon, The Silence of the Lambs or Hannibal, and Universal will have the right to enter into a co-production agreement with MGM for any studio sequel to The Silence of the Lambs produced by MGM.

  We have established UA Films as a filmmaker-oriented studio, based in New York, which will release approximately ten to 15 motion pictures each year. These motion pictures will be produced or co-produced by UA Films or acquired through negative pickups or other distribution arrangements and will include some motion pictures in a variety of genres generally involving producers and directors, writers or other talent who typically work outside of the studio system as well as lower budget films from established filmmakers. Our investment in such pictures is expected to be significantly less than our investment for pictures produced through MGM Pictures. We believe that this strategy of releasing specialty motion pictures will add greater diversity to our release slate and enhance the library both through the addition of new film product and the building of relationships with up-and-coming producers and directors, writers and other talent. As an example of this strategy, in March 2000, we entered into an agreement with filmmaker Francis Ford Coppola's production company, American Zoetrope, for the financing and distribution in the U.S. and Canada of up to ten lower-budget motion pictures to be produced by Zoetrope for UA Films over a three-year period. Under the agreement, we have a "first-look" on such projects developed by Zoetrope. See "Item 13. Certain Relationships and Related Transactions."

  Compared to other major studios, we believe we have entered into, and intend to pursue, fewer traditional producer or talent "overhead" arrangements in which a studio pays a portion of the overhead of creative talent
(i.e., producer, director or actor) for the right to receive a "first look" at that party's projects. We generally believe that our capital resources are better allocated to acquire literary properties or the services of talent for a specific project. In addition, our current business plan also calls for our annual release slates to be comprised of proportionately fewer large budget "event" motion pictures than the current release slates of the other major studios.

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

  The following table details our tentative 2002 domestic theatrical release schedule:

                                Release Schedule

                           Approximate
          Title           Release Date          Summary              Principal Actors
          -----           ------------          -------              ----------------
Rollerball (MGM)........  February 2002 In a futuristic, non-    Chris Klein, LL Cool J,
                                        violent society, a       Rebecca Romjin-Stamos,
                                        brutal sport called      Jean Reno
                                        Rollerball serves as the
                                        means of competition
                                        between global
                                        conglomerates.

Hart's War (MGM)........  February 2002 A former law student     Bruce Willis, Colin
                                        risks his life in order  Farrell
                                        to defend a black man
                                        charged with killing a
                                        racist American in a
                                        German P.O.W. camp
                                        during World War II.

No Such Thing (aka         March 2002   When a news crew sent to Sarah Polley, Robert
 Monster) (UA)..........                investigate a foul-      Burke, Helen Mirren,
                                        mouthed deadly Monster   Julie Christie
                                        disappears, a guileless
                                        young woman dispatched
                                        to follow up on the
                                        story befriends the
                                        Monster and becomes his
                                        only hope in ending his
                                        life of misery.

Killing Me Softly (MGM).   Spring 2002  An American woman in     Heather Graham, Joseph
                                        London marries a         Fiennes, Natasha
                                        domineering mountain     McElhone
                                        climber after a torrid
                                        affair, only to suspect
                                        him of murdering
                                        previous lovers.

Deuces Wild (UA)........   April 2002   In 1956 Brooklyn, guns   Stephen Dorff , Brad
                                        and inter-gang romance   Renfro, Fairuza Balk,
                                        complicate the Deuces    Matt Dillon, Balthazar
                                        Wild gang's struggle to  Getty, Frankie Muniz,
                                        keep a drug-dealing      Johnny Knoxville, Drea
                                        rival gang off their     de Matteo
                                        turf.

CQ (UA).................    May 2002    After the misfortune of  Jeremy Davies, Giancarlo
                                        two directors provides a Giannini, Jason
                                        young filmmaker with his Schwartzman
                                        big break to direct a
                                        feature film, the young
                                        man finds his identity
                                        and discovers his
                                        talents through the
                                        roughshod process of
                                        making the film.

Igby Goes Down (UA).....    May 2002    A privileged teenager in Kieran Culkin, Susan
                                        a dysfunctional family   Sarandon, Ryan
                                        struggles with hostility Phillippe, Bill Pullman,
                                        towards his older        Claire Danes, Jeff
                                        brother and mother.      Goldblum, Amanda Peet

Windtalkers (MGM).......    June 2002   The story of an Anglo GI Nicolas Cage, Christian
                                        assigned to protect a    Slater, Adam Beach
                                        Navajo whose inscrutable
                                        native language is used
                                        as code in radio
                                        transmissions to
                                        confound the Japanese
                                        during World War II.

The Crocodile Hunter:       June 2002   The Crocodile Hunter,    Steve Irwin, Terri Irwin
 Collison Course (MGM)..                Steve Irwin, saves a
                                        croc from poachers, who
                                        are actually special
                                        agents that have been
                                        sent to retrieve a top
                                        secret U.S. satellite
                                        beacon that the croc has
                                        swallowed.

24 Hour Party People        June 2002   The rise and fall of     Steve Coogan, Paddy
 (UA)...................                Factory Records under    Considine, Danny
                                        the aegis of visionary,  Cunningham, Sean Harris
                                        idealist and business
                                        disaster Tony Wilson.

                          Approximate
          Title           Release Date          Summary              Principal Actors
          -----           ------------          -------              ----------------
Barbershop (MGM)........   July 2002    A $50,000 reward offer   Ice Cube
                                        for information about a
                                        recent heist sends a
                                        barber shop on the South
                                        Side of Chicago into a
                                        spin as the barbers try
                                        to figure out clues to
                                        the crime by the
                                        haircuts they gave that
                                        day.

Pumpkin (UA)............   July 2002    A sorority girl through  Christina Ricci, Hank
                                        and through falls in     Harris, Brenda Blethyn,
                                        love with the 19 year-   Dominique Swain
                                        old mentally disabled
                                        boy she is mentoring for
                                        the Special Olympics
                                        and, for the first time
                                        in her life, comes to
                                        terms with imperfection
                                        in her world.

A Guy Thing (MGM).......  August 2002   When a groom-to-be wakes Jason Lee, Julia Stiles,
                                        up the morning after his Selma Blair, James
                                        bachelor party in bed    Brolin
                                        with a stripper, he
                                        presumes he must have
                                        cheated on his fiancee.
                                        Guilt leads him to try
                                        to cover it up in the
                                        week before the wedding;
                                        high jinks ensue.

Dark Blue (UA).......... September 2002 A grizzled veteran of    Kurt Russell, Scott
                                        the elite and corrupt    Speedman, Ving Rhames,
                                        SIS wing of the LAPD     Brendan Gleason, Kurupt,
                                        investigates a brutal    Master P
                                        multiple murder in the
                                        tense LA atmosphere
                                        leading up to the Rodney
                                        King riots.

City of Ghosts (UA).....   Fall 2002    A scam artist travels to Matt Dillon, James Caan,
                                        Cambodia, anxious to     Stellan Skarsgard,
                                        collect what he's owed   Nathasha McElhone,
                                        from his criminal        Gerard Depardieu,
                                        mentor; when he arrives, Takeshi Kitano
                                        however, he quickly
                                        discovers that he's in
                                        over his head...with
                                        potentially deadly
                                        consequences.

Assassination Tango        Fall 2002    A very competent but     Robert Duvall, Ruben
 (UA)...................                aging New York hit-man   Blades, Frankie Gio,
                                        takes on his last case   Kathy Baker
                                        in Argentina, where he
                                        revels in the tango
                                        cafes of his dreams.
                                        However, the promise of
                                        an easy hit turns on
                                        him, and he must use all
                                        of his resources to
                                        return to New York and
                                        the woman he loves.

All or Nothing (UA).....   Fall 2002    Family drama set in      Marion Bailey, Helen
                                        London council flats.    Coker, James Corden,
                                                                 Paul Jesson, Sam Kelly,
                                                                 Lesley Manville, Ruth
                                                                 Sheen, Timothy Spall

Personal Velocity (UA)..   Fall 2002    Three personal stories   Kyra Sedgwick, Parker
                                        about women escaping     Posey, Fairuza Balk
                                        their restrictive
                                        relationships with men.

Bond 20 (MGM)...........  Winter 2002   Much anticipated 20th    Pierce Brosnan, Halle
                                        installment of the       Berry, John Cleese, Judy
                                        continuing adventures of Dench
                                        James Bond.

Evelyn (UA).............  Winter 2002   After his wife leaves    Pierce Brosnan, Aidan
                                        him, a dedicated father  Quinn, Stephen Rea,
                                        loses custody of his     Julianna Margulies
                                        beloved children to the
                                        state; he resolves to
                                        fight against antiquated
                                        custody laws and takes
                                        his case to court.

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

 Television Production

  We have in the past engaged in the development and production of episodic television series, mini-series and movies for distribution on domestic and international television networks, local independent and network-affiliated television stations, pay television networks, basic cable networks and home video. Since the re-establishment of our television series production operations in 1994, we have obtained commitments for approximately 1,308 hours of television programming, of which approximately five percent remained to be aired as of December 31, 2001.

  From 1994 through 2000, we focused primarily on the development and production of series for the first-run syndication market, which involves a lower production investment risk, and movies and mini-series for both network and off-network broadcasters. As part of our strategy, in 1994 we entered into a programming arrangement with Showtime whereby we provided television series and movies for premiere on Showtime. Showtime agreed to license from us exclusive U.S. pay television rights to the following television series:
(a) 132 hours (six seasons) of The Outer Limits (winner of the Cable Ace award for Best Dramatic Series in 1995 and 1996), all of which have been aired as of December 31, 2001; (b) 66 episodes (three seasons) of Poltergeist: The Legacy, all of which have been aired as of December 31, 2001; and (c) 110 episodes (five seasons) of Stargate SG-1, of which ten episodes remained to be aired as of December 31, 2001. We have no further commitments from Showtime with respect to these series. Following their initial exhibition cycle on Showtime, we exploit these programs further in other markets. In this respect, we entered into a license agreement with Sci-Fi Channel for the exclusive domestic basic cable exhibition rights of The Outer Limits, Poltergeist: The Legacy and Stargate SG-I. Additionally, we produced 22 new episodes of Poltergeist for USA/Sci Fi, of which no episodes remained to be aired as of December 31, 2001, 22 new episodes of The Outer Limits for USA/Sci Fi, of which no episodes remained to be aired as of December 31, 2001, and we will be producing 22 new episodes of Stargate SG-1 for USA/Sci Fi, all of which episodes will be aired in 2002.

  The programming agreement with Showtime also includes a commitment by Showtime to license eight made-for-television movies from us, two of which remained to be produced as of December 31, 2001. One of these movies, Dirty Pictures, recently won the Golden Globe award for "Best Mini-Series or Motion Picture Made for Television," giving Showtime its first ever victory in that category. In addition, Showtime has committed to licensing three new one-hour, 20-episode series, the first of which is Jeremiah, a one-hour action series, which we are currently producing. All episodes of Jeremiah will be aired in 2002. The remaining two series commitments remain to be produced as of December 31, 2001.

  As the risks involved in the first-run syndication business have increased significantly in recent years with the advent of mass vertical integration, the resulting consolidation in the marketplace, and the recent downturn in the economy and advertising market, we are evaluating production of series for network and basic cable television in order to remain viable in this increasingly competitive marketplace. Although this typically requires greater deficit financing while offering the potential for greater financial return, we intend to pursue joint ventures, co-productions and other partnering arrangements for some of our future series in order to minimize the up-front capital investment and limit our financial risk.

  Our rich film library provides us with a vast resource for developing television production. Much of our past success has resulted from transforming such library product into successful television franchises, such as In the Heat of the Night, Stargate SG-1 and The Outer Limits. Currently, we are developing the following projects, among others: Dirty Rotten Scoundrels, a one-hour series adaptation of our 1989 feature film, for USA Network; Legally Blonde, a half hour series adaptation of our recent hit feature film for ABC; Fame, a one-hour series adaptation of our feature film, for ABC and The Thomas Crown Affairs, a one-hour adaptation of our popular feature film, for NBC.

  Since our ability to recover production costs and realize profits on our television programs depends on various factors, including but not limited to the programs' acceptance by the public, fluctuations in prevailing advertising rates and the ability to distribute the programs subsequent to their first-run license, there can be no assurance that we can recover the production costs or realize profits on any television series. Thus, there is a substantial risk that some or all of our television projects will not be commercially successful, resulting in costs not being recouped or anticipated profits not being realized. See "--Distribution" and "--Competition." There is also financial exposure to us after the programming is licensed to the extent that advertising revenues and/or license fees we receive are not sufficient to cover production costs. Moreover, we may have certain financial obligations to the producer of a series if we cancel production prior to commencement of production for any broadcast season for which the series was licensed.

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

  Theatrical Marketing. Our theatrical marketing department consists of five functional groups: research, media planning, advertising, promotion and publicity. The objective of the marketing department is to maximize each motion picture's commercial potential by designing and implementing a marketing campaign tailored to appeal to the picture's most receptive audience. The marketing process begins with research before a motion picture is completed. The research department determines, through audience screenings and focus groups, a motion picture's appeal to its most likely target audience. The marketing group begins to develop marketing materials well in advance of a motion picture's scheduled theatrical release. The marketing campaign generally begins six months before release with the circulation of teaser trailers, posters and exhibitor advertising materials. The campaign becomes more aggressive two to three months before release as full-length trailers are released in theaters and additional materials are sent to exhibitors. Finally, a national media campaign is launched four to five weeks before opening day. This media campaign generally involves advertising a picture's release on national television, including network prime time and syndication markets, national cable and radio and in magazines, newspapers and specific target markets. In addition, public appearances, such as television talk shows, are arranged for a picture's stars in order to promote the film. The entire process is managed by our in-house staff, although outside agencies are frequently retained to provide certain creative services.

 Home Video Distribution

  Our marketing and distribution strategy in the home video market domestically and internationally is to (a) market our motion picture and television titles in cohesive promotions, (b) create branded product lines,
(c) adapt to a maturing home video rental market and a growing DVD market and
(d) release new motion pictures into the home entertainment market at the time of the year that we believe will generate the most sales without diminishing revenues from other markets. In addition to organizing our VHS and DVD product into branded collections, we have launched an integrated sales and marketing branding initiative designed to create awareness for MGM catalog product and to drive store traffic to dedicated displays in key customer outlets. Under the "MGM Means Great Movies" umbrella message, the general advertising, retailer-specific advertising, and all in-store signage for the MGM dedicated sections are combined to create awareness and demand for MGM catalog titles and to help consumers find them in stores. Additionally, in connection with new films which we release into the market, we often release related library films, or groups of library films, in order to increase sales of both the library films and new releases. An example is the release of Silence of the Lambs conducted in connection with the February 2001 theatrical release of Hannibal. We intend to continue this strategy of packaging groups of films or film franchises and releasing them in connection with the releases of our most highly visible new films.

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

  From 2000 to 2001, we increased our annual worldwide home video gross revenue from feature films from $538.2 million to $584.5 million. We believe that this increase is in part a result of more effective and efficient marketing, the distribution of more current product, the distribution of more titles due to the Orion and PolyGram acquisitions, the renegotiation of key vendor relationships, a reorganization of our distribution infrastructure and the emergence of DVD and e-commerce sales.

  In 2001, we focused on developing strong retail relationships and programs that have increased our in-store presence. This presence has increased our exposure to the end-consumer at retail and has had a positive impact on sales. Furthermore, our retailers have recognized our successful sales and distribution effort. In 2001, we were awarded the Vendor of the Year from Best Buy, Vendor of the Year from Transworld, and Studio of the Year from Border's.

  We have entered into revenue sharing agreements for our new releases and certain library titles, pursuant to which we lease titles to rental establishments and receive a percentage of the consumer rental revenues generated from such titles. We anticipate that we will continue to enter into more such agreements in the future. Although we can provide no assurance, we believe that such arrangements may increase our revenues from the home video rental market by allowing us to participate in increased revenues from successful titles even though these revenues will be received over a longer period.

  We intend to capitalize on growing distribution formats such as DVD, a high-quality mass-produced delivery system for video and audio data. We believe that we have positioned ourselves to benefit from the rapid market growth of the DVD format. The DVD hardware installed base in the United States grew from over one million households at the beginning of 1999 to a base of 25.0 million households by the end of 2001. We believe that this rapid growth, combined with the strong desire among new DVD owners to create new film collections, will continue to be a source of incremental profitability for us in the near future. Our DVD sales have increased from $224.0 million in 2000 to $388.1 million in 2001, an increase of approximately 73%. The increase in DVD sales was partially offset by a drop in videocassette format sales, resulting in an approximate nine percent increase in worldwide home video sales. We intend to continue rapid expansion of our DVD library product into 2002.

  We also intend to capitalize on emerging distribution technologies such as video-on-demand, a technology that gives consumers the ability to order and view a feature film or other property. As an example, in 2001, we entered into a video-on-demand joint venture with four other major studios to distribute our properties via video-on-demand platforms.

  The development and/or emergence of such distribution technologies, platforms and formats, however, is dependent on the development and rollout of technology, as well as other external factors, and may create new risks to our ability to protect our intellectual property.

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

  We intend to enter into relatively short-term licenses of our library motion pictures for pay and free television with title selections designed for the relevant marketplace. We have created a proprietary database for use by our sales force which contains detailed information on each of our films, including dates of availability, media controlled by us, sales history, genre, format, length, stars, soundtrack, etc. The sales force can utilize this information in order to fulfill customer demand for strategically designed offerings of motion pictures based on one or more criteria. We believe that this system provides our sales force with an advantage in a competitive marketplace that requires large amounts of diverse content.

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

  In September 2001, we concluded a ten-year licensing agreement with Starz Encore Group that includes over 1,100 of our library films. The deal generates a great deal of revenue and cash flow from the library titles and, because the movies will shift in and out of Starz Encore windows, we will also be able to sell them to other buyers throughout the course of the license term.

  Domestic Free Television. We distribute our feature motion pictures to U.S. and Canadian networks, local television stations and basic cable networks in the U.S. and Canada. We also generate revenue by granting syndication licenses on a barter basis. Barter syndication allows the television stations to license our product in exchange for a portion of the local commercial airtime. We, in turn, sell commercial airtime to advertisers on a national basis, while the television stations retain a portion of the commercial airtime for local advertisers. We have used outside barter companies to sell television spots to advertisers in the past, but we commenced our own barter sales business in 1996.

  In connection with the acquisition of MGM/UA by Pathe in November 1990, MGM-Pathe licensed the domestic free television rights to a substantial portion of its library (the UA library and the post-1986 MGM/UA titles in theatrical release at the time, constituting approximately 850 titles) and selected television programs to Turner for a period of ten years beginning from the availability of each such product in that market. The license excludes motion pictures released theatrically beginning in 1987. With respect to most of the motion pictures and television programming covered by the Turner license, the domestic free television rights revert to us between 2002 and 2005. We expect to receive relatively little revenue from the licensing of the product covered by the agreement with Turner in the domestic free television market until such product reverts to us. We believe that, due to the significant increases in licensing fees for domestic television since 1990, the expiration of the Turner license and our subsequent ability to freely license the library in this market, together with our ability to utilize these titles on MGM branded cable and satellite channels, will generate incremental revenue for us. See "--Film and Television Library."

  Our new strategy involves windowing theatrical product between cable and/or broadcast networks. This year we licensed multiple windows for at least 14 theatrical titles to various broadcast and cable networks. We have entered into agreements with USA Cable and CBS Entertainment for license of the titles Hannibal and Silence of the Lambs. In these innovative deals, USA and CBS will have alternating exhibition windows for the titles that are expected to begin in late 2003 and run through late 2008. In addition, on some other titles we have created added value by splitting rights with three broadcasters. For example, Legally Blonde was licensed by Fox, Comedy Central and Turner.

  In 2001, we entered into an agreement with the United Paramount Network
(UPN) to supply one film per week to the network, which film is broadcast in its Saturday daytime slot. We sell the network advertising within the films in a revenue sharing arrangement with UPN.

  We have increased the distribution of our library product in the free television syndication market. We sold three new packages, including Lion Legacy I, which has cleared 80 percent of U.S. television homes (including sales to Tribune Broadcasting).

  Domestic Cable Television Investment. We entered into an agreement, dated January 31, 2001, with Cablevision Systems Corporation, Rainbow Media Holdings, Inc. and four of Rainbow's subsidiaries. Pursuant to the terms of the agreement, we made an investment aggregating $825.0 million in two general partnerships owned by Rainbow. As a result, we acquired a 20 percent interest in each of these partnerships effective in April 2001. The partnerships own and operate the cable television channels American Movie Classics, Bravo, the Independent Film Channel and WE: Women's Entertainment (formerly known as Romance Classics). See "--Recent Developments." In addition, we have entered into licensing agreements with Rainbow Media, licensing theatrical and television motion pictures to them.

  Network Television. In 2000, we concluded an agreement with ABC for it to license thirteen of the James Bond films in our library for a two-year exhibition term. ABC also has an option to license a fourteenth James Bond film.

  International Pay and Free Television. We currently distribute our motion pictures and television product through pay television licenses in over 90 territories. We have output agreements with licensees in major territories, including Germany, France, the United Kingdom, Spain, Japan, Latin America and Brazil. In 2001, we received $99.3 million in revenue from international pay television distribution, accounting for 7.2 percent of our total revenue for the year.

  We currently distribute our motion pictures and television product through free television licenses in over 100 territories. In 2001, we received $207.7 million in revenues under these agreements, accounting for 15.0 percent of our total revenues for the year. These license arrangements typically provide licensees with the right to exhibit the licensed motion pictures on television for a specific number of airings over a period of three to seven years.

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

  In addition to licensing packages of films, we hold equity positions ranging from approximately five percent to 25 percent in joint ventures such as LAPTV, Telecine, Star Channel and Movie Network Channels, which are emerging international premium film television networks broadcasting in different territories around the world. We have entered into license agreements with respect to each of LAPTV, Telecine, Star Channel and Movie Network Channels, licensing theatrical and television motion pictures to each of the ventures.

  In 2001, we entered into an innovative, multi-year alliance with NBC Enterprises & Syndication under which we will provide distribution services for all NBC Studios programming across all territories outside of North America. We will handle the sales and distribution of all of NBC's current and future programming, including the prime-time series Will & Grace, Providence, Profiler, Three Sisters, Passions and the new drama series Crossing Jordan. Also included in the pact is a complete library component, made-for-television movies, mini-series, specials, and the highly watched TNBC (Teen NBC) offerings.

  In 2001, we negotiated the early return of 52 titles under license to Capitol Film & TV International for German-speaking Europe, which gives us the opportunity to receive additional incremental license fees for the titles.

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

  In May 1998, MGM and an indirect subsidiary of United International Holdings combined our respective Latin American cable programming businesses into a joint venture to form MGM Networks Latin America. Under the terms of the joint venture, we acquired a 50 percent equity interest in the venture by contributing our branded Brazilian channel, which began operations in December 1997. In turn, UIH contributed its 100 percent interest in United Family Communications, which produces and distributes Casa Club TV to satellite and cable television distributors throughout Latin America and Brazil, for a 50 percent interest in the joint venture. We share equally in the profits of the venture. We have a license agreement with MGM Networks Latin America, licensing certain motion pictures and trademarks to the venture. The joint venture is based in Coral Gables, Florida. MGM Latin America and MGM Brazil are general entertainment channels programmed by the joint venture primarily with our theatrical and television product. Casa Club TV is a lifestyle channel offering home and garden, food and other lifestyle programming. As of December 31, 2001, MGM Networks Latin America distributed its signals to approximately 14.5 million homes in 17 countries throughout Latin America.

  In August 1999, we entered into an agreement with Tel-Ad (Israel), to establish a movie channel showcasing the MGM film library in the region. MGM Movie Channel launched on July 1, 2001 into digital cable and direct to home satellite. We hold a 35 percent equity interest in the channel. We have entered into a licensing agreement with the channel and receive a branding fee for the channel's use of the MGM brand.

  In August 2000, we entered into an agreement with Zee TV (India) to launch a Zee/MGM branded library movie service in India (and its surrounding territories; Pakistan, Bangladesh, Nepal, Sri Lanka and Maldives). Upon the completion of certain conditions, we will own a 30 percent equity interest in the venture, which was launched on November 1, 2000. Zee/MGM is broadcast as a pay cable channel in India as part of a channel package distributed by Zee. We will receive license fees for the MGM programming and a branding fee for the channel's use of the MGM brand.

  In December 2000, we entered into an agreement with Tel-Ad to launch a movie service in Turkey. The channel in Turkey launched on January 1, 2001, and we hold a 35 percent equity interest. The service is broadcast on Digiturk's digital satellite platform. We receive license fees for the programming as well as a branding fee for the channel's use of the MGM brand. We have recognized no revenue to date.

  In 2001, we entered into a deal with Sky New Zealand whereby Sky agreed to carry a movie channel showcasing our film library in New Zealand. The channel launched in April 2001 and is broadcast on Sky's digital basic tier. We own 100% of the channel.

  In 2001, we entered into a deal with the Orbit Satellite Television and Radio Network to launch a digital, 24-hour MGM-branded movie channel in the Middle East. The channel is expected to launch in March 2002, and will initially be available on Orbit's premium channel tier via a digital satellite feed across the Middle East. We will own 100% of the channel.

Trademarks and Consumer Products

  We own a portfolio of over 2,100 trademark registrations around the world for such venerable trademarks as METRO-GOLDWYN-MAYER, MGM, the MGM Lion Logo, UNITED ARTISTS, UA, ORION, CANNON, and variations thereof, as well as trademarks, and characters, such as THE PINK PANTHER and ROCKY, associated with motion pictures and television series we produced and/or distributed. In 2001, we realized over $20.2 million in revenue from the licensing of these trademarks.

  The MGM name and the Lion Logo are among the most recognized trademarks in the world, and have for 75 years designated the source of the highest quality entertainment-related goods and services. We believe these trademarks represent assets of which the value has been substantially unrealized in the past. We plan to pursue a focused branded strategy that will capitalize on our name and logo, and to seek licensing opportunities for such name and logo, as well as our other trademarks, in a wide range of product categories and distribution channels.

  In February 1980, our predecessor-in-interest granted to a predecessor-in-interest of MGM MIRAGE an exclusive open-ended royalty-free license to use the trademark MGM, as well as certain stylized lion depictions, in its resort hotel and/or gaming businesses and other businesses not related to filmed entertainment. This license was amended in 1998. In June 2000, the license was further amended to allow MGM MIRAGE to use the trademark MGM in combination with the trademark MIRAGE to the same extent that it was permitted theretofore to use the MGM Grand trademark. In consideration of this further grant of rights, MGM MIRAGE has agreed to pay an annual license fee of $1.0 million. MGM MIRAGE paid us $1.0 million (in advance) in June 2000 and $1.0 million in June 2001. Subsequent annual payments are due on each anniversary date thereafter.

  In December 2000, pursuant to a Merchandise License Agreement, we granted a subsidiary of MGM MIRAGE the right to use certain of our trademarks and logos in connection with the retail sale of merchandise at MGM MIRAGE's properties. We are to receive royalties based on retail sales of the licensed merchandise. The agreement has a term of five years, subject to the MGM MIRAGE's right to extend the term for one additional five-year period and its option to terminate the agreement at any time upon 60 days' notice.

  In July 2001, we entered into an agreement with MGM Grand Hotel LLC for the licensing of the MGM logo on slot machines for one year, with two one-year options to renew. See "Item 13. Certain Relationships and Related
Transactions."

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

Employees and Labor Matters

  As of December 31, 2001, we had approximately 1,050 full-time and part-time regular employees in our worldwide operations. Of that total, approximately 90 were primarily engaged in production and development, approximately 400 were primarily engaged in sales, marketing and distribution and approximately 570 were primarily engaged in management and administration. Approximately 180 of our employees are currently covered by employment contracts. We also hire additional employees on a picture-by-picture basis in connection with the production of our motion pictures and television programming. The salaries of these additional employees, as well as portions of the salaries of certain full-time employees who provide direct production services, are typically allocated to the capitalized cost of the related motion pictures or television programming. We believe that our employee and labor relations are good.

  Approximately 22 of our current employees (and many of the employees or independent contractors that we hire on a project-by-project basis) are represented under industry-wide collective bargaining agreements with various unions, including the Writers Guild of America, the Directors Guild of America, the Screen Actors Guild, and the International Alliance of Theatrical Stage Employees. The motion picture and television programs produced by MGM Studios and the other major U.S. studios generally employ actors, writers and directors who are members of the Screen Actors Guild, Writers Guild of America and Directors Guild of America pursuant to industry-wide collective bargaining agreements. The collective bargaining agreement with Writers Guild of America was successfully renegotiated and became effective beginning May 2, 2001 for a term of three years. Negotiations regarding the collective bargaining agreement with Screen Actors Guild were successfully completed on July 3, 2001, and the agreement was ratified effective as of July 1, 2001 for a term of three years. The Directors Guild of America collective bargaining agreement was successfully renegotiated and ratification is expected. When ratified, it will have a term of three years from July 1, 2002. Many productions also employ members of a number of other unions, including without limitation the International Alliance of Theatrical and Stage Employees and Teamsters. A strike by one or more of the unions that provide personnel essential to the production of motion pictures or television programs could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time involved, could cause delay or interruption in our release of new motion pictures and television programs and thereby could adversely affect our cash flow and revenues. Our revenues from motion pictures and television programs in our library should not be affected and may partially offset the effects of a strike to the extent, if any, that television exhibitors buy more library product to compensate for interruption in their first-run programming.

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

  Also on September 27, 2000, representatives of the MPAA member companies, including the Vice Chairman and Chief Operating Officer of MGM, appeared before the Senate Commerce Committee, which is charged with oversight of the FTC, to discuss the FTC Report and the MPAA initiatives. The Commerce Committee has indicated that it intends to monitor compliance by the MPAA companies with the initiatives, and the Committee and certain of its members have followed up with several additional requests for information to which the member companies have responded. In January 2001, the Senate Commerce Committee formally asked the FTC to conduct two follow-up reports in the Spring and Fall of 2001. These reports acknowledged that the studios have essentially complied with the initiatives. See "Item 3. Legal Proceedings."

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

  On December 8, 2000, the Federal Court of Canada in Ottawa, Ontario, issued an Order directed to eighteen distributors (purporting to include one of our subsidiaries) and twenty-three exhibitors, requesting them to produce certain information relating to theatrical distribution and exhibition. The Court issued the Order upon application of the Commissioner of Competition in connection with the Commissioner's civil investigation into allegations that certain exhibitors and distributors have entered into arrangements, or have conducted the distribution and exhibition of motion pictures in an anticompetitive manner. We have complied with the Order. See "Item 3. Legal Proceedings."

  By letter dated November 15, 2001, we received a request from the Department of Justice for a voluntary production of information and documents relating to our video-on-demand joint venture with four other major studios. We are complying with that request.

Item 2. Properties

  We lease approximately 368,000 square feet of office space, as well as related parking and storage facilities, for our corporate headquarters in Santa Monica, California under several leases which generally expire in May 2003. We also lease approximately 27,000 square feet in New York City for our East Coast publicity, marketing and theatrical and television distribution offices under a lease that expires in June 2004. Additionally, we lease approximately 35,000 square feet of office space in Los Angeles, California, which has been used by Orion, under a lease that expires in January 2004. The current monthly rent for the above properties is approximately $1.3 million in the aggregate (in addition to taxes, insurance and certain expenses paid by us). In November 2000, we entered into a definitive agreement to lease up to approximately 344,248 square feet of office space for a 15-year period beginning in May 2003 in a building under construction in Century City and to be known as MGM Tower. We subleased to third parties the office space used by Orion prior to its acquisition by us. In addition, we maintain small home entertainment and domestic theatrical and television distribution branches in various locations in the United States and Canada and have small international television distribution offices in London and Sydney. Our current monthly rent for the warehouse and storage facilities that house, among other things, our film and video inventory, records, furniture and artwork, is approximately $585,000. We also lease studio facilities and stages from unaffiliated parties on an as-needed basis in connection with the production of specific motion picture and television projects.

Item 3. Legal Proceedings

  On November 17, 1997, MGM and Danjaq filed an action entitled Danjaq, LLC, et al. v. Sony Corporation, Kevin McClory, et al. in federal court in Los Angeles (Case No. 97-8414ER (Mcx)) relating to a press release issued by Sony Pictures announcing plans to produce a series of new James Bond feature films based on alleged rights that Sony had acquired from Kevin McClory. Mr. McClory had been a producer of Thunderball. On July 29, 1998, the court preliminarily enjoined Sony Pictures and the other defendants from the production, preparation, distribution, advertising or other exploitation in the United States of a James Bond motion picture in any medium and from using the "James Bond" and the "James Bond 007" trademarks in the United States. On March 29, 1999, MGM and Danjaq entered into a settlement agreement with Sony Pictures and related parties that provided for a payment by the Sony parties and an agreement by the Sony parties which effectively makes permanent the court's July 1998 preliminary injunction. Under the terms of a separate agreement entered into on March 29, 1999, MGM and Danjaq acquired from Columbia all of Columbia's rights to Casino Royale and the Sony parties agreed to broaden the contractual prohibition regarding making or distributing James Bond films and the James Bond trademarks, as described above, throughout the world. Mr. McClory did not participate in the settlement and retained a counterclaim against MGM and Danjaq for copyright infringement. The trial with Mr. McClory commenced on March 28, 2000. On that date, the judge bifurcated the case to hear MGM's and Danjaq's laches defense before commencing the jury trial on Mr. McClory's counterclaim. The judge issued his ruling on this defense on March 31, 2000, finding that Mr. McClory's claim was barred by laches as a matter of law, and dismissed the entire case with prejudice. On May 2, 2000, Mr. McClory appealed the court's decision. On August 27, 2001, the Ninth Circuit Court of Appeals upheld the District Court's dismissal of the case. On September 16, 2001, Mr. McClory filed a petition for rehearing. On December 19, 2001 the Ninth Circuit Court of Appeals denied the petition for rehearing.

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

  We believe that Mr. McClory's purported remake rights in Thunderball lapsed under U.S. law. However, even if Mr. McClory retained such rights, we believe that another remake of Thunderball by Mr. McClory would not have a material adverse effect on our business or results of operations. However, a determination that Mr. McClory has broader rights to produce or exploit other films, television programs or other similar programs that are based, in whole or in part, on the James Bond character or that he has a right to any of the profits from the James Bond films that Danjaq and MGM have produced could have a material adverse effect on our business and results of operations.

  On June 1, 1999, former President Clinton asked the Department of Justice and the Federal Trade Commission to study the extent to which the video game, music and movie industries market violent content to children and whether those industries are abiding by their own voluntary rating systems and regulations. We, along with the other major studios voluntarily cooperated with the Federal Trade Commission's request for information in connection with the study. In September 2000, the FTC issued its report. In response we and the other major studios agreed to a 12-point initiative put forward by the MPAA, concerning the marketing of films rated "R" for violence. In September 2000, we and the other major studios sent representatives to testify before the Senate Commerce Committee, to explain our commitment to the new marketing initiatives, which we have been implementing and the Committee and certain of its members have followed up with several additional requests for information to which the member companies have responded. In January 2001, the Senate Commerce Committee formally asked the FTC to conduct two follow-up reports in the Spring and Fall of 2001. Those reports acknowledged that the studios have essentially complied with the 12-point initiative. See "Item 1. Regulation."

  On January 19, 2000, a complaint was filed naming Metro-Goldwyn-Mayer Home Entertainment Inc. as a defendant in a matter entitled Ronald Cleveland d/b/a Lone Star Videotronics, et al., v. Viacom Inc., et al. (Case No. 99CA0783-EP). The case was filed as a putative class action in the United States District Court for the Western District of Texas San Antonio Division, but on March 16, 2001, the Court denied plaintiffs' motion to certify a class. Viacom Inc., Paramount Home Video, Inc., Buena Vista Home Entertainment, Inc., Time Warner Entertainment Company, L.P. d/b/a Warner Home Video, Columbia Tri-Star Home Video, Inc., Universal Studios Home Video, Inc., and Twentieth Century Fox Home Entertainment, Inc. are also named as defendants in the action, which was originally filed against them on July 21, 1999. The plaintiffs claim that the defendant studios conspired with each other and with Blockbuster Inc. with respect to their home video rental distribution arrangements to discriminate illegally against independent video retailers in favor of Blockbuster in violation of the Sherman Antitrust Act, the California Cartwright Act, the California Unfair Practices Act, and the California Unfair Competition Statute. The trial presently is set to begin on June 10, 2002.

  On April 16, 2001, over two hundred video retailers, including plaintiffs in the Cleveland case noted above, sued Sumner Redstone, Viacom Inc., Blockbuster Inc., and several studio Home Entertainment entities, including Metro-Goldwyn-Mayer Home Entertainment Inc., in Superior Court in Los Angeles, California, in a matter entitled John Merchant d/b/a 49'er Video, et al v. Redstone, et al. (Case No. BC 244270). The case is styled as a representative action, as well as an individual action, and also was originally styled as a putative class action. On January 9, 2002, the Court denied plaintiffs' motion to certify a class. The plaintiffs claim that defendants conspired with each other and Blockbuster Inc. with respect to their home video rental distribution arrangements to discriminate illegally against independent video retails in favor of Blockbuster in violation of the California Cartwright Act, the California Unfair Practice Act, and the California Unfair Competition Statute. We deny the material allegations of both complaints and will defend ourselves vigorously against plaintiffs' claims.

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

  On July 14, 2000, another of MGM's insurers, Fireman's Fund, filed suit against AISLIC and AIG for equitable contribution, equitable indemnity and subrogation, and against MGM and Danjaq for reimbursement, allocation and declaratory relief, arising from the same circumstances as the AISLIC v. MGM suit. On September 27, 2000, the Court issued an order deeming Fireman's Fund Insurance Co. v. AIG, et al. (Case No. BC 233429) related to AISLIC v. MGM, with both matters to be handled by the same judge. The cases were subsequently transferred as "complex" litigation.

  On August 7, 2001, the Court issued an order granting MGM's motion for summary adjudication with respect to the rescission issue, ruling that AISLIC's purported rescission of the policy was and is invalid as a matter of law. AISLIC's subsequent petition to the appellate court, filed September 19, 2001, was denied. On October 9, 2001, AISLIC filed a petition for review and immediate stay with the California Supreme Court. Pending the decision of the California Supreme Court, the trial court has set a trial date of August 20, 2002 for whatever issues remain in the case at that time.

  On October 9, 2000, MGM Studios was served with the complaint in Citizens for Fair Treatment v. Time Warner Entertainment, et al. (Case No. 063137), an industry-wide action brought by a public interest organization, which claims that the seven major studios and New Line Cinema have violated California laws prohibiting deceptive, unfair and unlawful business practices by allegedly marketing "R" rated films to children under 17 years of age. The basis for the complaint is the findings of the Federal Trade Commission's September 2000 report concerning studio marketing practices. The complaint seeks restitution and disgorgement of all monies attributable to the alleged wrong-doing, as well as an injunction restraining and enjoining defendants from targeting and marketing R-rated films to children under 17. The studios, including MGM, filed demurrers to the complaint and, alternatively, motions to strike the complaint, based on our contention that the studios' actions about which plaintiff complains constitute speech that is protected by the United States and California constitutions. On February 20, 2001, the trial court denied the studios' motions to dismiss and, alternatively, to strike the complaint. The studios, including MGM, appealed the denial of their motions to strike, and filed petitions for writ of mandate challenging the denial of their demurrers. On April 13, 2001, the court of appeal denied the studios' petitions for a writ of mandate and the California Supreme Court subsequently declined review of that decision. The studios' appeals of the denial of their motions to strike are still pending. We deny the material allegations of the complaint, and we will defend ourselves vigorously against plaintiffs' claims.

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

  On December 8, 2000, the Federal Court of Canada in Ottawa, Ontario, issued an Order directed to eighteen distributors (purporting to include one of our subsidiaries) and twenty-three exhibitors, requesting them to produce certain information relating to theatrical distribution and exhibition. The Court issued the Order upon application of the Commissioner of Competition in connection with the Commissioner's civil investigation into allegations that certain exhibitors and distributors have entered into arrangements, or have conducted the distribution and exhibition of motion pictures, in an anticompetitive manner. We have complied with the Order. See "Item 1. Regulation."

  On July 3, 2001, MGM and eight of its subsidiaries were served with a complaint in Brian Rector, Citizens for Truth in Movie Advertising ("CTMA"), et al. v. Metro-Goldwyn-Mayer Inc., et al. (L.A.S.C. Case No. BC253405), which is a class action lawsuit alleging deceptive and unfair business practices, fraudulent concealment, fraudulent inducement, false and misleading advertising, and claims under the Consumers Legal Remedies Act arising from the studio's use of reviewer quotes in film advertisements without disclosing that the reviewers allegedly received things of value from the studio in connection with press junkets and publicity efforts. The same plaintiffs simultaneously sued nine other major studios in identical but separate class action lawsuits. On September 28, 2001, the plaintiffs amended their complaints to include claims based on allegations that studios use reviewer quotes out of context and include in "trailers" scenes that are not included in the associated films, thus constituting false and misleading advertising. The complaints against the studios seek restitution and disgorgement of all monies attributable to the alleged wrongdoing, as well as compensatory and punitive damages and an injunction requiring the studios to make certain disclosures in their advertising. The studios filed demurrers and motions to strike the complaint. On January 24, 2002, the court granted the studios' motions to strike the complaint pursuant to the California SLAPP statute. The time to appeal that decision has not yet expired and we do not know if plaintiffs will appeal. We deny any wrongdoing or unlawful activity, and we will defend ourselves vigorously against plaintiffs' claims.

  In addition, from time to time, we become involved in other litigation arising in the normal course of business. We believe that none of the litigation currently pending will have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Securityholders

  None

Executive Officers of the Company

  Alex Yemenidjian, age 46, has been Chairman of the Board and Chief Executive Officer since April 1999 and has been a director since November 1997. Mr. Yemenidjian has served as a director of MGM Grand, Inc. (now known as "MGM MIRAGE") since 1989. Mr. Yemenidjian served as the President of MGM Grand, Inc. from July 1995 through December 1999. Mr. Yemenidjian has also served MGM Grand, Inc. in other capacities during such period, including as Chief Operating Officer from June 1995 until April 1999 and as Chief Financial Officer from May 1994 to January 1998. In addition, Mr. Yemenidjian served as an executive of Tracinda from January 1990 to January 1997 and from February 1999 to April 1999.

  Christopher J. McGurk, age 45, has been Vice Chairman of the Board and Chief Operating Officer since April 1999. From November 1996 until joining MGM, Mr. McGurk served in executive capacities with Universal Pictures, a division of Universal Studios, most recently as President and Chief Operating Officer. Prior to joining Universal, Mr. McGurk spent eight years at The Walt Disney Company, including as President, Motion Pictures Group, Walt Disney Studios from 1994 to 1996 and as Executive Vice President and Chief Financial Officer from 1990 to 1994.

  William A. Jones, age 60, has been Senior Executive Vice President and Secretary since June 1997 and, prior thereto, served as Executive Vice President--Corporate Affairs and Secretary since January 1995. Mr. Jones served as Executive Vice President, General Counsel and Secretary from May 1991 to January 1995 and as General Counsel and Secretary of our predecessors since 1983. Mr. Jones was a director of MGM-Pathe from June 1991 to January 1992.

  Daniel J. Taylor, age 45, has been Senior Executive Vice President and Chief Financial Officer since June 1998 and, prior thereto, was Executive Vice President--Corporate Finance since August 1997. From May 1991 to July 1997, Mr. Taylor served as an executive of Tracinda. Prior thereto, Mr. Taylor served as Vice President--Taxes and in various other capacities at our predecessor from 1985 to May 1991.

  Jay Rakow, age 49, has been Senior Executive Vice President and General Counsel since August 2000. From 1989 to l993 and from l996 to 2000, Mr. Rakow was a partner in the law firm of Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP. From 1993 to 1996, Mr. Rakow took a leave from the firm to become Senior Vice President and General Counsel of Paramount Pictures Corporation. Prior to 1989 Mr. Rakow was with the law firm of Wyman, Bautzer, Christensen, Kuchel & Silbert.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  Our common stock is listed with, and trades on, the New York Stock Exchange under the symbol "MGM." On February 6, 2002, the closing sale price per share of our common stock on the NYSE, as reported by the Dow Jones News Retrieval, was $19.25. The following table sets forth the high and low closing sale prices of the common stock on the NYSE, as reported by the Dow Jones News Retrieval, for our two most recent fiscal years.

                                                                    High   Low
                                                                   ------ ------
   2001
   Fourth Quarter................................................. $21.90 $15.81
   Third Quarter..................................................  22.47  13.86
   Second Quarter.................................................  22.93  15.76
   First Quarter..................................................  21.77  15.35

   2000
   Fourth Quarter................................................. $22.81 $14.94
   Third Quarter..................................................  26.50  22.00
   Second Quarter.................................................  30.38  23.94
   First Quarter..................................................  28.06  21.69

  As of February 6, 2002, there were 240,707,584 shares issued and outstanding and in excess of 2,000 beneficial holders of our common stock, including individual participants in security position listings.

  We have not paid any dividends to date on the common stock and currently intend to retain any earnings to provide funds for the operation and expansion of our business and for the servicing and repayment of indebtedness. Therefore, we do not intend to pay cash dividends on our common stock for the foreseeable future. Furthermore, as a holding company with no independent operations, our ability to pay cash dividends will be dependent upon the receipt of dividends or other payments from our subsidiaries. In addition, our principal credit facility contains certain covenants which, among other things, restrict the payment of dividends by us. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Any determination to pay cash dividends on the common stock in the future will be at the sole discretion of our Board of Directors.

Item 6. Selected Consolidated Financial Data

  Our selected consolidated financial data presented below have been derived from our audited consolidated financial statements. Our audited consolidated financial statements for the years ended December 31, 1997, 1998, 1999, 2000 and 2001 were audited by Arthur Andersen LLP, independent public accountants. Certain reclassifications have been made to amounts reported in prior periods to conform with current presentation.

                                           Year Ended December 31,
                          -------------------------------------------------------------
                           1997(1)       1998       1999(2)       2000        2001(3)
                          ----------  ----------  -----------  -----------  -----------
                               (in thousands, except share and per share data)
Statements of Operations
 Data:
Revenues................  $  831,302  $1,240,723  $ 1,142,433  $ 1,237,447  $ 1,387,531
Expenses:
 Operating..............     590,874     938,694      957,754      771,811      766,330
 Selling, general and
  administrative........     275,301     324,298      291,176      339,458      585,255
 Severance and related
  costs (recoveries)....         --       13,182       76,158       (3,715)         --
 Contract termination
  fee...................         --          --       225,000          --           --
 Depreciation and non-
  film amortization.....      18,013      22,853       24,454       28,648       32,952
                          ----------  ----------  -----------  -----------  -----------
                             884,188   1,299,027    1,574,542    1,136,202    1,384,537
Operating income (loss).     (52,886)    (58,304)    (432,109)     101,245        2,994
Equity in net earnings
 (losses) of affiliates.     (14,225)    (12,536)      (6,325)       1,953       (2,421)
Interest expense, net of
 amounts capitalized....     (53,105)    (80,611)     (86,445)     (51,425)     (51,494)
Interest and other
 income, net............       2,447       3,984        3,770       12,706        9,478
                          ----------  ----------  -----------  -----------  -----------
Income (loss) from
 operations before
 provision for income
 taxes..................    (117,769)   (147,467)    (521,109)      64,479      (41,443)
Income tax provision....     (10,345)    (10,181)      (9,801)     (13,480)     (14,297)
                          ----------  ----------  -----------  -----------  -----------
Net income (loss) before
 cumulative effect of
 accounting change......    (128,114)   (157,648)    (530,910)      50,999      (55,740)
Cumulative effect of
 accounting change......         --          --           --           --      (382,318)
                          ----------  ----------  -----------  -----------  -----------
Net income (loss).......  $ (128,114) $ (157,648) $  (530,910) $    50,999  $  (438,058)
                          ==========  ==========  ===========  ===========  ===========
Earnings (loss) per
 share:
 Basic
   Net income (loss)
    before cumulative
    effect of accounting
    change..............  $    (4.47) $    (2.08) $     (3.36) $      0.25  $     (0.24)
   Cumulative effect of
    accounting change...         --          --           --           --         (1.65)
                          ----------  ----------  -----------  -----------  -----------
   Net income (loss)....  $    (4.47) $    (2.08) $     (3.36) $      0.25  $     (1.89)
                          ==========  ==========  ===========  ===========  ===========
 Diluted
   Net income (loss)
    before cumulative
    effect of accounting
    change..............  $    (4.47) $    (2.08) $     (3.36) $      0.24  $     (0.24)
   Cumulative effect of
    accounting change...         --          --           --           --   $     (1.65)
                          ----------  ----------  -----------  -----------  -----------
   Net income (loss)....  $    (4.47) $    (2.08) $     (3.36) $      0.24  $     (1.89)
                          ==========  ==========  ===========  ===========  ===========
Weighted average number
 of common shares
 outstanding
 Basic..................  28,634,362  75,816,326  158,015,955  204,797,589  232,082,403
 Diluted................  28,634,362  75,816,326  158,015,955  210,313,274  232,082,403
Other Operating
 Data(unaudited):
Cash flow provided by
 (used) operating
 activities.............  $ (457,904) $ (437,728) $  (359,877) $  (182,459)       3,815
Cash flow used in
 investing activities...    (582,452)    (32,651)    (257,210)     (18,244)    (844,787)
Cash flow provided by
 financing activities...   1,028,784     521,566      715,227      125,845      766,941
EBITDA (unaudited)(4)...     (34,873)    (35,451)    (407,655)     129,893       35,946
Capital expenditures....       9,555      14,005       14,883       12,259        9,905
Depreciation expense....       6,783       8,564        9,601       13,913       18,218
Balance Sheet Data:
Cash and cash
 equivalents............  $    3,978  $   54,839  $   152,213  $    77,140  $     2,698
Film and television
 costs, net.............   1,867,126   2,076,663    2,164,458    2,422,799    2,035,277
Total assets............   2,822,654   3,158,978    3,424,361    3,548,190    3,923,164
Bank and other debt.....     890,508     720,574      719,438      709,952      836,186
Stockholders' equity....   1,378,555   1,919,657    2,116,824    2,309,687    2,489,482

--------
(1) Reflects the consolidated balance sheet and results of operations of the combined entity resulting from the acquisition of Orion in July 1997.

(2) Reflects the effect of the $225.0 million contract termination settlement with Warner Home Video and $214.6 million of restructuring and other charges for the year ended December 31, 1999.

(3) Reflects the adoption of American Institute of Certified Public Accountants Statement of Position 00-2 on January 1, 2001, which established new accounting and reporting standards for all producers and distributors that own or hold the rights to distribute or exhibit films. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--New Accounting Pronouncements." We recorded a one-time, non-cash cumulative effect charge to earnings of $382.3 million for adoption of the standard, primarily to reduce the carrying value of our film and television costs.

(4) "EBITDA" is defined as earnings before interest, taxes, depreciation and non-film amortization. While management considers EBITDA to be an important measure of comparative operating performance, it should not be construed as an alternative to operating income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles); EBITDA does not reflect cash necessary or available to fund cash requirements, and the items excluded from EBITDA, such as depreciation and non-film amortization, are significant components in assessing our financial performance. Other significant uses of cash flows are required before cash will be available to us, including debt service, taxes and cash expenditures for various long-term assets. Our calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

 Recent Developments

  Cable Investment. On April 2, 2001, we invested $825.0 million in cash for a 20 percent interest in two general partnerships which own and operate the American Movie Channel, Bravo, the Independent Film Channel and WE: Women's Entertainment (formerly Romance Classics). These partnerships were wholly-owned by Rainbow Media Holdings, Inc., a 74 percent subsidiary of Cablevision Systems Corporation. The proceeds of the $825.0 million investment were used as follows: (i) $365.0 million was used to repay bank debt of the partnerships; (ii) $295.5 million was used to repay intercompany loans from Cablevision and its affiliates; and (iii) $164.5 million was added to the working capital of the partnerships. We financed the investment through the sale of equity securities and borrowings under our credit facilities. See "Liquidity and Capital Resources." Based upon currently available information and upon certain assumptions that management believes are reasonable, our determination of the difference between our cost basis in our investment in the cable channels and our share of the underlying equity in net assets is approximately $762 million.

  We are accounting for our investment in the cable channels in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." Pursuant to the requirements of this pronouncement, we are recording our share of the earnings and losses in the cable channels based on the most recently available financial statements received from the cable channels. Due to a lag in the receipt of the financial statements from the cable channels, we will be reporting our interest in the cable channels on a one quarter lag. In 2001, our share of the cable channels' net operating results was a loss of $2.8 million, including amortization of intangible assets of $19.1 million.

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

  Joint Venture. On August 13, 2001, a wholly-owned subsidiary, MGM On Demand Inc., acquired a 20 percent interest in a joint venture established to create an on-demand movie service to offer a broad selection of theatrically-released motion pictures via digital delivery for broadband internet users in the United States. Other partners in the joint venture include Sony Pictures Entertainment, Universal Studios, Warner Bros. and Paramount Pictures. We have funded approximately $7.5 million for our equity interest and our share of the operating expenses of the joint venture as of December 31, 2001. We financed our investment through borrowings under our credit facilities. We are accounting for our interest in the joint venture under the equity method. In 2001, we recognized a net loss of $446,000 for our share in the results of the joint venture.

Sources of Revenue

  The principal sources of motion picture industry revenue are the domestic and international distribution of motion pictures, including theatrical exhibition, home entertainment and television (network, syndication, basic cable, pay and pay-per-view). Over the last decade, the relative contributions of these components of revenues have changed dramatically. Although revenues from domestic theatrical distribution have increased, growth in total motion picture industry revenues has resulted predominantly from increased revenues derived from the distribution of motion pictures internationally as well as from other media and distribution channels.

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

  We distribute our motion picture and television productions in foreign countries and, in recent years, have derived approximately 40 percent of our revenues from foreign sources. Approximately 25 percent of our revenues are denominated in foreign currencies. In addition, we incur certain operating and production costs in foreign currencies. As a result, fluctuations in foreign currency exchange rates can adversely affect our business, results of operations and cash flows. We, in certain instances, enter into foreign currency exchange contracts in order to reduce exposure to changes in foreign currency exchange rates that affect the value of our firm commitments and certain anticipated foreign currency cash flows. These contracts generally mature within one year. We do not enter into foreign currency contracts for speculative purposes. Realized gains and losses on contracts that hedge anticipated future cash flows were not material in any of the periods presented herein. We had no significant foreign currency exchange contracts relating to foreign currency denominated revenues outstanding at December 31, 2001. See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk."

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

  The major studios generally fund production costs from cash flow generated by motion picture and related distribution activities or bank and other financing methods. Over the past decade, expenses in the motion picture industry have increased rapidly as a result of increased production costs and distribution expenses. See "Item 1. Business--The Motion Picture and Television Industry, Motion Picture Production." Additionally, each of the major studios must fund substantial overhead costs, consisting primarily of salaries and related costs of the production, distribution and administrative staffs, as well as facilities costs and other recurring overhead.

  Collective Bargaining Agreements. The motion picture and television programs produced by MGM Studios, and the other major studios in the United States, generally employ actors, writers and directors who are members of the Screen Actors Guild, Writers Guild of America, and Directors Guild of America, pursuant to industry-wide collective bargaining agreements. The collective bargaining agreement with Writers Guild of America was successfully renegotiated and became effective beginning May 2, 2001 for a term of three years. Negotiations regarding the collective bargaining agreement with Screen Actors Guild were successfully completed on July 3, 2001 and the agreement was ratified effective as of July 1, 2001, for a term of three years. The Directors Guild of America collective bargaining agreement was successfully renegotiated and ratification is expected. When ratified, it will have a term of three years from July 1, 2002. Many productions also employ members of a number of other unions, including without limitation the International Alliance of Theatrical and Stage Employees and Teamsters. A strike by one or more of the unions that provide personnel essential to the production of motion pictures or television programs could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time involved, could cause delay or interruption in our release of new motion pictures and television programs and thereby could adversely affect our cash flow and revenues. Our revenues from motion pictures and television programs in our library should not be affected and may partially offset the effects of a strike to the extent, if any, that television exhibitors buy more library product to compensate for interruption in their first-run programming.

  Accounting for Motion Picture and Television Costs. In accordance with accounting principles generally accepted in the United States and industry practice (see "Industry Accounting Practices"), we amortize the costs of production, including capitalized interest and overhead, as well as participations and talent residuals, for feature films and television programming using the individual-film-forecast method under which such costs are amortized for each film or television program in the ratio that revenue earned in the current period for such title bears to management's estimate of the total revenues to be realized from all media and markets for such title. Effective January 1, 2001, all exploitation costs, including advertising and marketing costs, are expensed as incurred. Theatrical print costs are amortized over the periods of theatrical release of the respective territories.

  Management regularly reviews, and revises when necessary, its total revenue estimates on a title-by-title basis, which may result in a change in the rate of amortization and/or a write-down of the film or television asset to estimated fair value. These revisions can result in significant quarter-to-quarter and year-to-year fluctuations in film write-downs and amortization. A typical film or television program recognizes a substantial portion of its ultimate revenues within the first two years of release. By then, a film has been exploited in the domestic and international theatrical markets and the domestic and international home video markets, as well as the domestic and international pay television and pay-per-view markets, and a television program has been exploited on network television or in first-run syndication. A similar portion of the film's or television program's capitalized costs should be expected to be amortized accordingly, assuming the film or television program is profitable.

  The commercial potential of individual motion pictures and television programming varies dramatically, and is not directly correlated with production or acquisition costs. Therefore, it is difficult to predict or project a trend of our income or loss. However, the likelihood that we report losses, particularly in the year of a motion picture's release, is increased by the industry's method of accounting which requires the immediate recognition of the entire loss (through increased amortization) in instances where it is estimated the ultimate revenues of a motion picture or television program will not recover our capitalized costs. On the other hand, the profit of a profitable motion picture or television program must be deferred and recognized over the entire revenue stream generated by that motion picture or television program. This method of accounting may also result in significant fluctuations in reported income or loss, particularly on a quarterly basis, depending on our release schedule, the timing of advertising campaigns and the relative performance of individual motion pictures or television programs.

  Industry Accounting Practices. Beginning January 1, 2001 we adopted new accounting rules (see "New Accounting Pronouncements" below) which require, among other changes, that exploitation costs, including advertising and marketing costs, be expensed as incurred. Theatrical print costs are amortized over the periods of theatrical release of the respective territories. Under accounting rules in effect for periods prior to January 1, 2001, such costs were capitalized as a part of film costs and amortized over the life of the film using the individual-film-forecast method. The current practice dramatically increases the likelihood of reporting losses upon a film's theatrical release, but will provide for increased returns when a film is released in the ancillary markets of home video and television, when we incur a much lower proportion of advertising costs. Additional provisions under the new accounting rules include changes in revenue recognition and accounting for development costs and overhead, and reduced amortization periods for film costs.

  New Accounting Pronouncements. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 139, "Rescission of FASB No. 53 and Amendments to FASB Statements No. 63, 89 and 121," which, effective for financial statements for fiscal years beginning after December 15, 2000, rescinds Statement of Financial Accounting Standards No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films." The companies that were previously subject to the requirements of Statement of Financial Accounting Standards No. 53 are following the guidance in American Institute of Certified Public Accountants Statement of Position 00-2, "Accounting by Producers or Distributors of Films," issued in June 2000. Statement of Position 00-2 establishes new accounting and reporting standards for all producers and distributors that own or hold the rights to distribute or exploit films. Statement of Position 00-2 provides that the cumulative effect of changes in accounting principles caused by its adoption should be included in the determination of net income in conformity with Accounting Principles Board Opinion No. 20, "Accounting Changes." We adopted the statement of position on January 1, 2001, and recorded a one-time, non-cash cumulative effect charge to earnings of $382.3 million, primarily to reduce the carrying value of our film and television costs. The new rules also require that advertising costs be expensed as incurred as opposed to the old rules which generally allowed advertising costs to be capitalized as part of film costs and amortized using the individual-film-forecast method. Due to the significant advertising costs incurred in the early stages of a film's release, we anticipate that the new rules will significantly impact our results of operations for the foreseeable future. Additionally, under the prior accounting rules we classified additions to film costs as an investing activity in the Statement of Cash Flows. In accordance with Statement of Position 00-2, we now classify additions to film costs as an operating activity. For comparative purposes, we have reclassified prior period cash flow statements to conform with the new presentation.

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of Financial Accounting Standards Board No. 133,"and by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment of Financial Accounting Standards Board Statement No. 133," which is effective for all quarters of fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We adopted Statement of Financial Accounting Standards No. 133 beginning January 1, 2001, and recorded a one-time, non-cash cumulative effect adjustment in stockholders' equity and other comprehensive income (loss) of $0.5 million. We do not expect the adoption of Statement of Financial Accounting Standards No. 133 to materially impact our results of operations.

  In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations." This statement has eliminated the flexibility to account for some mergers and acquisitions as pooling of interests, and effective as of July 1, 2001, all business combinations are to be accounted for using the purchase method. We adopted SFAS No. 141 as of July 1, 2001, and the impact of such adoption did not have a material adverse impact on our financial statements.

  In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." According to this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value-based test. We will adopt Statement of Financial Accounting Standards No. 142 beginning January 1, 2002, and upon adoption we do not currently anticipate any impairment of goodwill and other intangible assets already included in the financial statements. We expect to receive future benefits from previously acquired goodwill and other intangible assets over an indefinite period of time, and as such plan to forego all related amortization expense, $14.7 million for the years ended December 31, 2001 and 2000 and $14.9 million for the year ended December 31, 1999. In addition, due to our one quarter reporting lag related to the cable channels, we will continue to amortize our cost basis in excess of underlying equity through March 31, 2002.

  In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of this statement is to develop consistent accounting of asset retirement obligations and related costs in the financial statements and provide more information about future cash outflows, leverage and liquidity regarding retirement obligations and the gross investment in long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We will implement Statement of Financial Accounting Standards No. 143 on January 1, 2003. The impact of such adoption is not anticipated to have a material effect on our financial statements.

  In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion). This statement also amends Accounting Research Board No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for subsidiaries for which control is likely to be temporary. We will adopt Statement of Financial Accounting Standards No. 144 beginning January 1, 2002. The impact of such adoption is not anticipated to have a material effect on our financial statements.

Results of Operations

  The following table sets forth our reported operating results for the years ended December 31, 2001, 2000 and 1999. Due to the adoption of the new accounting rules on January 1, 2001 (see "New Accounting Pronouncements" above), the operating results in 2001 are not comparable to the operating results in 2000. Additionally, as stated in the financial statements and related notes thereto, in the year ended December 31, 1999, we incurred certain restructuring and other charges aggregating $214.6 million related to changes in senior management, a corresponding review of our operations and film projects in various stages of development and production, and other related costs. We also accelerated the expiration of our home video distribution agreement with Warner Home Video, which resulted in a $225.0 million charge included in operating results in 1999. The operating results in 2000, therefore, are not comparable to the operating results in 1999.

                                                Year Ended December 31,
                                            ----------------------------------
                                               2001        2000        1999
                                            ----------  ----------  ----------
                                               (in thousands) (unaudited)
Revenues:
  Feature films............................ $1,217,969  $1,058,296  $  888,303
  Television programs......................    137,967     139,229     205,719
  Other....................................     31,595      39,922      48,411
                                            ----------  ----------  ----------
    Total revenues.........................  1,387,531   1,237,447   1,142,433
                                            ----------  ----------  ----------
Operating income (loss):
  Feature films............................    101,842     200,478     (77,590)
  Television programs......................     12,715      (2,649)     27,602
  Other....................................     14,081      17,768      26,006
  General and administration expenses......    (92,692)    (89,419)    (82,515)
  Severance and related (costs) recoveries.        --        3,715     (76,158)
  Contract termination fee.................        --          --     (225,000)
  Depreciation and non-film amortization...    (32,952)    (28,648)    (24,454)
                                            ----------  ----------  ----------
Operating income (loss)....................      2,994     101,245    (432,109)
Equity in net earnings of affiliates.......     (2,421)      1,953      (6,325)
Interest expense, net of amounts
 capitalized...............................    (51,494)    (51,425)    (86,445)
Interest and other income, net.............      9,478      12,706       3,770
                                            ----------  ----------  ----------
Income (loss) before provision for income
 taxes.....................................    (41,443)     64,479    (521,109)
Income tax provision.......................    (14,297)    (13,480)     (9,801)
                                            ----------  ----------  ----------
Net income (loss) before cumulative effect
 of accounting change......................    (55,740)     50,999    (530,910)
Cumulative effect of accounting change.....   (382,318)        --          --
                                            ----------  ----------  ----------
    Net income (loss)...................... $ (438,058) $   50,999  $ (530,910)
                                            ==========  ==========  ==========

  As discussed above, on January 1, 2001 we adopted Statement of Position 00-2, which established new accounting and reporting standards for all producers and distributors that own or hold the rights to distribute or exploit films (see "Industry Accounting Practices"). As a result of the adoption of the new accounting rules, as of January 1, 2001 we recorded a one-time, non-cash cumulative effect charge to the consolidated statement of operations of $382.3 million, primarily to reduce the carrying value of our film and television inventory.

  In the year ended December 31, 2001, our operating income, earnings before interest, taxes, depreciation and amortization (EBITDA), and net income before cumulative effect of accounting change were reduced by $62.0 million due to the implementation of the new accounting rules as compared to the accounting rules in place in the prior year periods under Statement of Financial Accounting Standards No. 53. These earnings reductions are solely related to adopting the new accounting standard and will not impact how we manage our businesses.

  Unconsolidated companies include our investment in the Rainbow Media Group cable channels and our investment in an on-demand movie service joint venture (see "Recent Developments" above), as well as various interests in 14 international cable channels, the majority of which are accounted for under the equity method. Consolidated and unconsolidated companies' revenues, operating income (loss) and EBITDA are as follows:

                                                  2001       2000       1999
                                               ---------- ---------- ----------
                                                  (in thousands) (unaudited)
Revenues
  Consolidated companies...................... $1,387,531 $1,237,447 $1,142,433
  Unconsolidated companies....................     77,674     32,744     15,205
                                               ---------- ---------- ----------
    Total..................................... $1,465,205 $1,270,191 $1,157,638
                                               ========== ========== ==========
Operating income (loss)
  Consolidated companies...................... $    2,994 $  101,245 $ (432,109)
  Unconsolidated companies....................        849      4,126     (4,660)
                                               ---------- ---------- ----------
    Total..................................... $    3,843 $  105,371 $ (436,769)
                                               ========== ========== ==========
EBITDA
  Consolidated companies...................... $   35,946 $  129,893 $ (407,655)
  Unconsolidated companies....................     20,021      4,744     (4,066)
                                               ---------- ---------- ----------
    Total..................................... $   55,967 $  134,637 $ (411,721)
                                               ========== ========== ==========

  As previously discussed under "Industry Accounting Practices" above, on January 1, 2001 we adopted new accounting rules for motion picture producers and distributors. Had we been reporting under the accounting rules in place prior to January 1, 2001, in the year ended December 31, 2001 consolidated operating income would have been $65.0 million, a decrease of $36.2 million, or 36 percent, as compared to 2000, and consolidated EBITDA would have been $98.0 million, a decrease of $31.9 million, or 25 percent, as compared to 2000.

  While management considers EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to, operating income, net earnings, cash flow and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States. EBITDA does not reflect cash available to fund cash requirements, and the items excluded from EBITDA, such as depreciation and non-film amortization, are significant components in assessing our financial performance. Other significant uses of cash flows are required before cash will be available to us, including debt service, taxes and cash expenditures for various long-term assets. Our calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. For purposes of our calculation, unconsolidated EBITDA includes unconsolidated operating income (loss) and the add-back of depreciation expense and amortization of intangible assets of $19.2 million for the year ended December 31, 2001 and $0.6 million for the years ended December 31, 2000 and 1999, respectively.

  See further details of operating changes under segments discussion below.

 Feature Films

  Consolidated feature films revenues, operating income and EBITDA are as follows:

                                                   2001       2000      1999
                                                ---------- ---------- --------
                                                  (in thousands) (unaudited)
Revenues....................................... $1,217,969 $1,058,296 $888,303
Operating income (loss) and EBITDA............. $  101,842 $  200,478 $(77,590)

 Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

  Revenues. Feature film revenues increased by $159.7 million, or 15 percent, to $1,218.0 million in the year ended December 31, 2001 compared to the year ended December 31, 2000.

  Worldwide theatrical revenues increased by $89.0 million, or 62 percent, to $232.0 million in 2001, principally due to the successful releases of Hannibal, Legally Blonde, Heartbreakers, Jeepers Creepers and

Bandits. In 2000, significant worldwide theatrical revenues were generated by The World Is Not Enough, which was initially released in November 1999, and by the domestic theatrical releases of Return To Me and Autumn In New York. Overall, in 2001, we released 11 new feature films domestically and eight new films internationally. In 2000, we released eight new feature films domestically and five new films internationally.

  Worldwide home video revenues increased by $46.3 million, or nine percent, to $584.5 million in 2001. In 2001, we released Hannibal, Legally Blonde, Heartbreakers, Autumn In New York and Antitrust in the domestic home video marketplace, as well as the re-release of Silence of the Lambs, When Harry Met Sally and the Rocky series, among others, on DVD. In 2000, our home video releases included The World Is Not Enough, The Thomas Crown Affair, Stigmata and Supernova in worldwide markets. Included in the increase in worldwide home video revenues was the continued growth in home video sales of film library product, which increased by 57 percent in 2001. In 2001, DVD sales alone increased to $388.1 million, or 73 percent, from $224.0 million in 2000. The increase in DVD sales was partially offset by a drop in videocassette format sales, resulting in an approximate nine percent increase in worldwide home video sales. Additionally, home video revenues in 2001 reflected a favorable settlement with a former subdistributor of our product. Such settlements could be lower in future periods, as the Company now self-distributes its films domestically and in certain international markets.

  Worldwide pay television revenues from feature films increased by $10.7 million, or seven percent, to $171.5 million in 2001, principally due to the delivery of six new films, Autumn In New York, Return To Me, Antitrust, Three Strikes, Supernova and Things You Can Tell Just By Looking At Her, as well as a significant new license of library product, to domestic pay television. Correspondingly, in 2000 we delivered The World Is Not Enough, The Thomas Crown Affair, Stigmata, The Mod Squad, The Rage: Carrie 2 and Tea With Mussolini, among others, to domestic pay television. Network television revenues decreased by $41.6 million, or 95 percent, to $2.3 million in 2001, principally due to the lack of new films delivered to network television as compared to the delivery in 2000 of Tomorrow Never Dies as well as a new licensing arrangement for the James Bond movie series. Worldwide syndicated television revenues from feature films increased by $55.4 million, or 35 percent, to $212.7 million in 2001, principally due to the licensing of Ronin, At First Sight, Species 2, The Mod Squad and The Rage: Carrie 2 in domestic markets, and sales in international markets for The World Is Not Enough, Tomorrow Never Dies, Ronin and The Man In The Iron Mask, among others.

  Other feature film revenues decreased by $0.2 million, or one percent, to $15.0 million in 2001.

  Operating Results. Operating income and EBITDA from feature films decreased by $98.6 million, or 49 percent, to $101.8 in 2001. The decrease in operating income and EBITDA from feature films reflected the implementation of the new accounting rules upon the adoption of Statement of Position 00-2 on January 1, 2001, which resulted in $105.9 million of additional theatrical advertising and print costs expensed in 2001, as well as the disappointing performances of What's The Worst That Could Happen, Bandits and Josie and the Pussycats. Partially offsetting the aforementioned decreases in earnings were significant operating profits generated from the successful theatrical and home video releases of Hannibal and Legally Blonde, the re-release on home video of Silence of the Lambs, the successful domestic theatrical release of Jeepers Creepers, and increased film library sales from various home video promotions, as well as lower third party distribution expenses.

  Operating results for feature films were also positively impacted in 2001 due to the significant increase in DVD sales and new television licensing agreements. The growth in the DVD and television markets had a favorable impact on our film amortization rates in 2001, which was partially offset by advertising costs incurred for unreleased film product at December 31, 2001, which are required to be expensed under the new accounting rules. The aggregate effect of these items resulted in a net favorable impact on our operating income in 2001 of approximately $9.1 million.

  Operating results in 2000 benefited from prior accounting rules in which theatrical advertising and print costs were capitalized and amortized under the income forecast method in accordance with Statement of Financial Accounting Standards No. 53. Operating results in 2000 also included profits earned from the worldwide theatrical receipts generated by The World Is Not Enough, and the home video release of The World Is Not Enough, The Thomas Crown Affair and Stigmata. Additionally, we had insignificant feature film write-downs in 2000.

 Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

  Revenues. Feature film revenues increased by $170.0 million, or 19 percent, to $1,058.3 million in the year ended December 31, 2000 compared to the year ended December 31, 1999.

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

  Operating Results. Operating income from feature films increased by $278.1 million to $200.5 million in 2000 as compared to an operating loss of $77.6 million in 1999. The increase in operating income reflected the increased revenues discussed above as well as reduced third-party distribution fees, principally due to the termination of the Warner Home Video and UIP distribution arrangements. Additionally, operating results in 1999 reflected feature film write-downs of $51.4 million and additional reserves of $129.4 million for charges regarding a re-evaluation in June 1999 of several film projects in various stages of development and production associated with the changes in our senior management, which resulted in aggregate film-related charges of $180.8 million. There were no comparable charges in 2000.

 Television Programming

  Consolidated television programming revenues, operating income and EBITDA are as follows:

                                                      2001     2000      1999
                                                    -------- --------  --------
                                                    (in thousands) (unaudited)
   Revenues........................................ $137,967 $139,229  $205,719
   Operating income and EBITDA..................... $ 12,715 $ (2,649) $ 27,602

 Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

  Revenues. Television programming revenues decreased by $1.3 million, or one percent, to $138.0 million in the year ended December 31, 2001 compared to the year ended December 31, 2000.

  Worldwide pay television revenues decreased by $0.6 million, or three percent, to $20.1 million in 2001. We had only one series, Stargate SG-1, airing on domestic pay television in 2001, compared to two series, Outer Limits and Stargate SG-1, in 2000. Worldwide syndicated television programming revenues increased by $0.1 million, or one percent, to $102.4 million in 2001, primarily due to increased library sales in domestic markets than in 2000. Worldwide home video revenues with respect to television programming decreased by $0.1 million, or one percent, to $14.5 million in 2001, primarily due to lower sales of Stargate SG-1 than in 2000.

  Operating Results. Operating income and EBITDA from television programming increased to $12.7 million in 2001 from a loss of $2.6 million in 2000, principally due to a favorable settlement of a contractual dispute with a customer as well as lower programming write-downs than in 2000.

 Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

  Revenues. Television programming revenues decreased by $66.5 million, or 32 percent, to $139.2 million in the year ended December 31, 2000 compared to the year ended December 31, 1999.

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

  Operating Results. We incurred an operating loss from television programming of $2.6 million in 2000 as compared to operating income of $27.6 million in 1999. The decrease reflected the reduced revenues discussed above, as well as increased programming write-downs of $19.1 million in 2000 as compared to write-downs of $8.5 million in 1999.

 Other Businesses

  Consolidated revenues, operating income and EBITDA from other businesses, including consumer products, interactive media and branded programming services, music soundtrack and royalty income, are as follows:

                                                         2001    2000    1999
                                                        ------- ------- -------
                                                            (in thousands)
                                                              (unaudited)
   Revenues............................................ $31,595 $39,922 $48,411
   Operating income and EBITDA......................... $14,081 $17,768 $26,006

 Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

  Revenues. Revenues from other businesses decreased by $8.3 million, or 21 percent, to $31.6 million in 2001. Operating results in 2001 included consumer products revenue of $12.0 million and music soundtrack and royalty revenue of $10.5 million, as compared to consumer products revenue of $11.2 million and music soundtrack and royalty revenue of $8.6 million in 2000. Interactive media revenues were $8.0 million in 2001 as compared to revenues of $14.1 million in 2000, which included revenues realized from the successful release of the interactive game version of Tomorrow Never Dies. In 2001, we released the interactive game Bond Agent Under Fire. Additionally, revenues from other businesses in 2001 include the receipt of $1.1 million in third party audit recoveries and other miscellaneous income as compared to higher recoveries of $6.0 million in 2000.

  Operating Results. Operating income and EBITDA from other businesses decreased by $3.7 million, or 21 percent, to $14.1 million in 2001, principally due to the lower revenues mentioned above which included the decrease in audit recoveries compared to the prior year period. Expenses for other businesses include interactive product costs of $4.1 million in 2001 as compared to $4.4 million of such costs in 2000. Consumer products cost of sales were $2.6 million in 2001 and $3.0 million in 2000. Overhead costs related to other businesses aggregated $8.3 million in 2001 and $7.1 million in 2000. Other expenses aggregated $2.5 million in 2001 and $7.7 million in 2000, which included higher costs associated with the development of our website, distribution expenses related to music and branded programming services, as well as foreign currency transaction losses.

 Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

  Revenues. Revenues from other businesses decreased by $8.5 million, or 18 percent, to $39.9 million in 2000. Operating results in 2000 included consumer products revenue of $11.2 million and music soundtrack and royalty revenue of $8.6 million, as compared to consumer products revenue of $10.7 million and music soundtrack and royalty revenue of $9.7 million in 1999. Interactive media revenues increased by $4.3 million, or 44 percent, to $14.1 million in 2000 as compared to 1999, principally related to increased royalties from the release of the interactive game version of Tomorrow Never Dies. Additionally, operating results in 2000 included the receipt of $6.0 million in third party audit recoveries and other miscellaneous income as compared to higher recoveries of $18.3 million in 1999, which included the settlement of several significant third party audits.

  Operating Results. Operating income and EBITDA from other businesses decreased by $8.2 million, or 32 percent, to $17.8 million in 2000 as compared to 1999. Expenses for other businesses included interactive product costs of $4.4 million in 2000 as compared to higher development costs of $7.9 million in 1999. Consumer products cost of sales were $3.0 million in 2000 as compared to $3.4 million in 1999. Overhead charges for other businesses aggregated $7.1 million in 2000 and $5.0 million in 1999. The increase in overhead charges principally reflected the expansion of our new businesses related to website and branded programming services. Other expenses aggregated $7.7 million in 2000 and $6.3 million in 1999.

 Corporate and Other

  General and Administrative Expenses. In 2001, general and administrative expenses increased by $3.3 million, or four percent, to $92.7 million, as compared to 2000 primarily due to higher employee incentive plan costs partially offset by lower headcount, legal and professional fees and other cost savings. In 2000, general and administration expenses increased by $6.9 million, or eight percent, to $89.4 million, as compared to 1999 primarily due to a new employee incentive plan implemented in 2000, an increase in an employee stock grant and lower legal recoveries collected than in 1999, partially offset by cost savings associated with a company-wide restructuring in June 1999.

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

  Depreciation and Non-Film Amortization. Depreciation and non-film amortization in 2001 increased by $4.3 million, or 15 percent, to $33.0 million, and in 2000 increased by $4.2 million, or 17 percent, to $28.6 million, due to increased fixed assets placed in service.

  Equity in Net Earnings of Affiliates. Equity in net earnings of affiliates include our interest in the Rainbow Media Group cable channels acquired on April 2, 2001 and our investment in an on-demand movie service joint venture acquired on August 13, 2001, as well as various interests in 15 international cable channels. Earnings in the Rainbow Media Group cable channels are being reported on a one quarter lag. See "Recent Developments" and Note 5 of the Notes to the Consolidated Financial Statements.

  In 2001, EBITDA from unconsolidated companies was $20.0 million, operating profits were $0.8 million and net losses were $2.4 million, respectively. In 2001, we benefited from the inclusion of our share of the operating results of the Rainbow Media Group cable channels, which contributed $15.5 million in EBITDA. On a net basis, these results were offset by increased amortization of intangible assets of $19.1 million related to our investment in the cable channels. In 2000, EBITDA from unconsolidated companies was $4.7 million, operating income was $4.1 million and net earnings were $2.0 million, respectively. In 1999, EBITDA from unconsolidated companies was a loss of $4.1 million, operating losses were $4.7 million and net losses were $6.3 million, which included aggregate start-up losses on our interest in the cable programming joint venture, MGM Networks Latin America.

  Interest Expense, Net of Amounts Capitalized. Net interest expense in 2001 increased by $0.1 million, or one percent, to $51.5 million, primarily due to increased borrowings offset by reduced interest rates on our debt and increased capitalized interest on feature film production. In 2000, net interest expense decreased by $35.0 million, or 41 percent, to $51.4 million due to debt repayment associated with proceeds received in November 1999 from our rights offering, as well as proceeds from new issuances of our common stock in 2000.

  Interest and Other Income, Net. Interest and other income in 2001 decreased by $3.2 million, or 25 percent, to $9.5 million, due to lower interest income earned on our short-term investments, which decreased due to the $825.0 million cash investment in the Rainbow Media Group cable channels on April 2, 2001. In 2000, interest and other income increased by $8.9 million, or 237 percent, to $12.7 million due to interest income earned on our short-term investments, which increased from retained proceeds from our November 1999 rights offering as well as the May 2000 and August 2000 issuances of our common stock.

  Income Tax Provision. The provision for income taxes in 2001 increased by $0.8 million, or six percent, to $14.3 million, and in 2000 increased by $3.7 million, or 38 percent, to $13.5 million, principally due to increased foreign remittance taxes attributable to international distribution revenues.

Liquidity and Capital Resources

  General. Our operations are capital intensive. In recent years we have funded our operations primarily from (i) the sale of equity securities, (ii) bank borrowings and (iii) internally generated funds. During 2001, the net cash provided by operating activities was $3.8 million, which included additions to film and television costs of $391.6 million; net cash used in investing activities was $844.8 million, which included our $825.0 million investment in the Rainbow Media Group cable channels; and net cash provided by financing activities (primarily sale of equity securities and bank borrowings) was $766.9 million.

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

  In February and March 2001, pursuant to our shelf registration statement, we sold 16,080,590 shares of common stock for aggregate net proceeds of $310.6 million. Additionally, Tracinda purchased 15,715,667 shares of Series B preferred stock for net proceeds of $325.0 million. On May 2, 2001, upon stockholder approval, the Series B preferred stock was converted into 15,715,667 shares of common stock.

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

  Bank Borrowings. We have a $1.3 billion syndicated credit facility consisting of (i) a six year $600.0 million revolving credit facility, (ii) a $400.0 million seven and one-half year term loan and (iii) a $300.0 million eight and one-half year term loan. As of February 1, 2002, $389.9 million, including outstanding letters of credit, was available under our credit facility, which also contains provisions allowing, under certain circumstances, for an additional $200.0 million tranche.

  Currently, the revolving facility and the $400.0 million term loan bear interest at 2.50 percent over the Adjusted LIBOR rate, as defined therein (4.36 percent at February 1, 2002), and the $300.0 million term loan bears interest at 2.75 percent over the Adjusted LIBOR rate (4.67 percent at February 1, 2002). We have entered into three-year fixed interest rate swap contracts in relation to a portion of our credit facility for a notional value of $595.0 million at an average rate of approximately 5.90 percent, which expire in July 2003. We have also entered into additional forward interest rate swap contracts commencing in January 2002 for a notional value of $100.0 million at an average rate of approximately 2.34 percent, which expire in January 2003.

  Remaining scheduled amortization of the term loans under our credit facility is as follows: $73.0 million in 2002, $103.0 million in 2003, $103.0 million in 2004, and $103.0 million in 2005, with the remaining balance due at maturity. The revolving facility was entered into in October 1997 and matures on September 30, 2003, subject to extension under certain conditions. We are currently exploring alternatives regarding the renegotiation of our revolving facility. There can be no assurances we will be successful in renegotiating our revolving facility.

  Our credit facility contains various covenants, including limitations on indebtedness, dividends and capital expenditures, and maintenance of certain financial ratios. Our credit facility was amended and restated on July 21, 2000, with less restrictive operating and financial covenants. Our credit facility limits the amount of the investment in MGM which may be made by Metro-Goldwyn-Mayer Studios Inc. and Orion Pictures Corporation, both of which are wholly-owned subsidiaries, in the form of loans or advances, or purchases of capital stock of MGM, up to a maximum aggregate amount of $500.0 million. As of December 31, 2001, there are no outstanding loans or advances to MGM by such subsidiaries, nor have such subsidiaries purchased any capital stock of MGM. Restricted net assets of Metro-Goldwyn-Mayer Studios Inc. and Orion Pictures Corporation at December 31, 2001 are approximately $2.0 billion. Although we are in compliance with all terms of our credit facility, there can be no assurances that we will remain in compliance with such covenants or other conditions under our credit facility in the future. We anticipate substantial continued borrowing under our credit facility.

  Cash Used in Operating Activities. In 2001, cash provided by operating activities was $3.8 million compared to cash used by operating activities of $182.5 million in 2000. Included in cash used by operating activities were additions to film and television costs of $391.6 million in 2001 and $811.0 million in 2000, which included capitalized exploitation costs of $159.3 million in 2000.

  Cash Used in Investing Activities. In 2001, cash used in investing activities was $844.8 million, which included the $825.0 million investment in the Rainbow Media Group cable channels, compared to cash used in investing activities of $18.2 million in 2000.

  Cash Provided by Financing Activities. In 2001, cash provided by financing activities was $766.9 million, which included $635.8 million in net proceeds from the sale of our equity securities, $159.0 million of bank borrowings and $6.9 million for the exercise of stock options, partially offset by net repayments of borrowed funds of $34.8 million. In 2000, cash provided by financing activities was $125.8 million, consisting of $133.4 million in net proceeds from the sale of equity securities and $4.8 million received from the exercise of stock options, partially offset by $9.1 million in net repayments of borrowed funds.

  Commitments. Future minimum annual commitments under bank and other debt agreements, non-cancelable operating leases, employment agreements, creative talent agreements and letters of credit as of December 31, 2001 are as follows (in thousands):

                                                                       There-
                           2002     2003     2004     2005     2006    after     Total
                         -------- -------- -------- -------- -------- -------- ----------
Bank and other debt..... $234,331 $108,689 $103,666 $103,000 $286,500 $    --  $  836,186
Operating leases........   10,976   14,826   16,394   16,455   17,042  238,931    314,624
Employment agreements...   36,485   24,852    9,484       18        2      --      70,841
Creative talent
 agreements.............   21,761    3,956      688      --       --       --      26,405
Letters of credit.......   20,038       90      --       --       --       --      20,128
                         -------- -------- -------- -------- -------- -------- ----------
Total................... $323,591 $152,413 $130,232 $119,473 $303,544 $238,931 $1,268,184
                         ======== ======== ======== ======== ======== ======== ==========

  We do not expect our obligations for property and equipment expenditures, including the purchase of computer systems and equipment and leasehold improvements, to exceed $35.0 million per year.

  We are obligated to fund 50 percent of the expenses of MGM Networks Latin America up to a maximum of approximately $24.0 million. We have funded approximately $23.0 million under such obligation as of December 31, 2001.

  Anticipated Needs. Our current strategy and business plan call for substantial on-going investments in the production of new feature films and television programs. Furthermore, we may wish to continue to make investments in new distribution channels to further exploit our motion picture and television library. We plan to continue to evaluate the level of such investments in the context of the capital available to us and changing market conditions. Currently, we would require additional sources of financing if we decided to make any additional significant investments in new distribution channels.

  We believe that the amounts available under the revolving facility and cash flow from operations will be adequate for us to conduct our operations in accordance with our business plan for at least the next twelve months. This belief is based in part on the assumption that our future releases will perform as planned. Any significant decline in the performance of our films could adversely impact our cash flows and require us to obtain additional sources of funds. In addition to the foregoing sources of liquidity, we are currently considering various film financing alternatives.

  If necessary in order to manage our cash needs, we may also delay or alter production or release schedules or seek to reduce our aggregate investment in new film and television production costs. There can be no assurance that any such steps would be adequate or timely, or that acceptable arrangements could be reached with third parties if necessary. In addition, although these steps would improve our short-term cash flow and, in the case of partnering, reduce our exposure should a motion picture perform below expectations, such steps could adversely affect long-term cash flow and results of operations in subsequent periods.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

  We are exposed to the impact of interest rate changes as a result of our variable rate long-term debt. Our amended and restated credit agreement requires that we maintain interest rate swap agreements or other appropriate hedging arrangements to convert to fixed rate or otherwise limit the floating interest rate risk on at least 66 2/3% of term loans outstanding through July 2003. Accordingly, we have entered into several interest rate swap agreements whereby we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate amounts calculated by reference to an agreed notional principal amount. The swap agreements expire in July 2003. Based on scheduled loan amortization, we will be in compliance with the credit agreement's hedge provisions through that time.

  At December 31, 2001, $73.5 million of our term debt was not hedged. Additionally, as of February 1, 2002, $90.0 million of our borrowings under our revolving credit facility are exposed to interest rate risk.

  The following table provides information about our interest rate swaps outstanding at December 31, 2001:

                                                 Amounts scheduled
                                                 for maturity for    Estimated
                                                  the year ending  fair value at
                                                   December 31,    December 31,
                                                       2003            2001
                                                 ----------------- -------------
   Interest Rate Swaps
   Variable to fixed:
     Notional value (in thousands)..............     $595,000        $(26,145)
     Average pay rate...........................        5.897%
     Spot rate..................................        2.083%

  We have also entered into additional forward interest rate swap contracts commencing in January 2002 for a notional value of $100.0 million at an average pay rate of approximately 2.340 percent, which expire in January 2003. The estimated fair value of these forward interest rate swap contracts at February 1, 2002 was not material.

  Because approximately 25 percent of our revenues are denominated, and we incur certain operating and production costs in foreign currencies, we are subject to market risks resulting from fluctuations in foreign currency exchange rates. In certain instances, we enter into foreign currency exchange contracts in order to reduce exposure to changes in foreign currency exchange rates that affect the value of our firm commitments and certain anticipated foreign currency cash flows. We currently intend to continue to enter into such contracts to hedge against future material foreign currency exchange rate risks. The following table provides information about our foreign currency forward contracts outstanding at December 31, 2001:

                                                Amounts scheduled
                                                for maturity for    Estimated
                                                 the year ending  fair value at
                                                  December 31,    December 31,
                                                      2002            2001
                                                ----------------- -------------
   Foreign Currency Forward Contracts
     Contract amount (in thousands) (receive
      CAD, pay $US)............................      $33,997          $(958)
     Spot rate.................................       1.5940
     Forward rate..............................       1.5472
     Contract amount (in thousands) (receive
      GBP, pay $US)............................      $64,220          $ 100
     Spot rate.................................       1.4545
     Forward rate..............................       1.4448

  In January 2002, we also entered into additional foreign currency forward contracts denominated in pound sterling aggregating GBP 7.0 million at an average rate of 1.4307, which expire in various dates though March 2002. At February 1, 2002, these foreign currency forward contracts had an estimated fair value of $(0.2) million.

Item 8. Financial Statements and Supplementary Data

  The Reports of Independent Public Accountants, our Consolidated Financial Statements and Schedules and Notes thereto appear in a separate section of this Form 10-K (beginning on page 52 following Part IV). The index to our Consolidated Financial Statements is included in Item 14.

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

                                    PART IV

Item 14. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

  (a) The following documents are filed as part of this report:

    1. Consolidated Financial Statements

      The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Form 10-K at pages 53 to 82.

    2. Financial Statement Schedules

      The financial statement schedules listed in the accompanying Index to Financial Statements are filed as part of this Form 10-K at pages 83 to 90.

    3. Exhibits

      The exhibits listed in the accompanying Exhibit Index on pages 91 to 93 are filed as part of this Form 10-K.

  (b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the quarter ended December 31, 2001.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 6, 2002

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

             Signature                           Title                   Date
             ---------                           -----                   ----

      /s/ Alex Yemenidjian           Chairman of the Board of      February 6, 2002
____________________________________  Directors, Chief Executive
          Alex Yemenidjian            Officer and Director

   /s/ Christopher J. McGurk         Vice Chairman, Chief          February 6, 2002
____________________________________  Operating Officer and
       Christopher J. McGurk          Director

        /s/ James Aljian             Director                      February 6, 2002
____________________________________
            James Aljian

    /s/ Francis Ford Coppola         Director                      February 6, 2002
____________________________________
        Francis Ford Coppola

      /s/ Willie D. Davis            Director                      February 6, 2002
____________________________________
          Willie D. Davis

     /s/ Michael R. Gleason          Director                      February 6, 2002
____________________________________
         Michael R. Gleason

   /s/ Alexander M. Haig, Jr.        Director                      February 6, 2002
____________________________________
       Alexander M. Haig, Jr.

       /s/ Kirk Kerkorian            Director                      February 6, 2002
____________________________________
           Kirk Kerkorian

      /s/ Frank G. Mancuso           Director                      February 6, 2002
____________________________________
          Frank G. Mancuso

             Signature                           Title                   Date
             ---------                           -----                   ----

     /s/ Priscilla Presley           Director                      February 6, 2002
____________________________________
         Priscilla Presley

   /s/ Henry D. Winterstern          Director                      February 6, 2002
____________________________________
        Henry D. Winterstern

       /s/ Jerome B. York            Director                      February 6, 2002
____________________________________
           Jerome B. York

      /s/ Daniel J. Taylor           Senior Executive Vice         February 6, 2002
____________________________________  President and Chief
          Daniel J. Taylor            Financial Officer

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Public Accountants..................................  53

Consolidated Balance Sheets as of December 31, 2001 and 2000..............  54

Consolidated Statements of Operations for the Years Ended December 31,
 2001, 2000 and 1999......................................................  55

Consolidated Statements of Stockholders' Equity for the Years Ended
 December 31, 2001, 2000 and 1999.........................................  56

Consolidated Statements of Cash Flows for the Years Ended December 31,
 2001, 2000 and 1999......................................................  57

Notes to Consolidated Financial Statements................................  58

Financial Statement Schedules

Report of Independent Public Accountants..................................  83

Schedule I: Financial Information of Registrant...........................  84

Schedule II: Valuation and Qualifying Accounts and Reserves...............  90

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Metro-Goldwyn-Mayer Inc.:

  We have audited the accompanying consolidated balance sheets of Metro-Goldwyn-Mayer Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metro-Goldwyn-Mayer Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

  As discussed in Note 1 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for film and television costs and its accounting for derivative instruments and hedging activities.

Arthur Andersen LLP

Los Angeles, California
February 4, 2002

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            METRO-GOLDWYN-MAYER INC.

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                      December 31,  December 31,
                                                          2001          2000
                                                      ------------  ------------
                       ASSETS
                       ------

Cash and cash equivalents............................ $     2,698   $    77,140
Accounts and contracts receivable (net of allowance
 for doubtful accounts of $26,173 and $22,947,
 respectively).......................................     458,010       416,084
Film and television costs, net.......................   2,035,277     2,422,799
Investments in and advances to affiliates............     845,042        12,403
Property and equipment, net..........................      38,837        47,071
Excess of cost over net assets of acquired
 businesses, net.....................................     516,706       531,440
Other assets.........................................      26,594        41,253
                                                      -----------   -----------
                                                      $ 3,923,164   $ 3,548,190
                                                      ===========   ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Liabilities:
  Bank and other debt................................ $   836,186   $   709,952
  Accounts payable and accrued liabilities...........     198,520       168,144
  Accrued participants' share........................     243,836       217,231
  Income taxes payable...............................      31,865        34,056
  Advances and deferred revenues.....................      82,156        92,137
  Other liabilities..................................      41,119        16,983
                                                      -----------   -----------
    Total liabilities................................   1,433,682     1,238,503
                                                      -----------   -----------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 25,000,000 shares
   authorized, none issued...........................         --            --
  Common stock, $.01 par value, 500,000,000 shares
   authorized, 239,629,500 and 207,217,585 shares
   issued and outstanding............................       2,396         2,072
  Additional paid-in capital.........................   3,717,767     3,072,611
  Deficit............................................  (1,203,565)     (765,507)
  Accumulated other comprehensive income (loss)......     (27,116)          511
                                                      -----------   -----------
    Total stockholders' equity.......................   2,489,482     2,309,687
                                                      -----------   -----------
                                                      $ 3,923,164   $ 3,548,190
                                                      ===========   ===========

  The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                            METRO-GOLDWYN-MAYER INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)

                                                Year Ended December 31,
                                          -------------------------------------
                                             2001         2000         1999
                                          -----------  -----------  -----------
Revenues................................  $ 1,387,531  $ 1,237,447  $ 1,142,433
Expenses:
  Operating.............................      766,330      771,811      957,754
  Selling, general and administrative...      585,255      339,458      291,176
  Severance and related costs
   (recoveries).........................          --        (3,715)      76,158
  Contract termination fee..............          --           --       225,000
  Depreciation and non-film
   amortization.........................       32,952       28,648       24,454
                                          -----------  -----------  -----------
    Total expenses......................    1,384,537    1,136,202    1,574,542
                                          -----------  -----------  -----------
Operating income (loss).................        2,994      101,245     (432,109)
Other income (expense):
  Equity in net earnings (losses) of
   affiliates...........................       (2,421)       1,953       (6,325)
  Interest expense, net of amounts
   capitalized..........................      (51,494)     (51,425)     (86,445)
  Interest and other income, net........        9,478       12,706        3,770
                                          -----------  -----------  -----------
    Total other expenses................      (44,437)     (36,766)     (89,000)
                                          -----------  -----------  -----------
Income (loss) from operations before
 provision for income taxes.............      (41,443)      64,479     (521,109)
Income tax provision....................      (14,297)     (13,480)      (9,801)
                                          -----------  -----------  -----------
Net income (loss) before cumulative
 effect of accounting change............      (55,740)      50,999     (530,910)
Cumulative effect of accounting change..     (382,318)         --           --
                                          -----------  -----------  -----------
Net income (loss).......................  $  (438,058) $    50,999  $  (530,910)
                                          ===========  ===========  ===========
Income (loss) per share:
  Basic
    Net income (loss) before cumulative
     effect of accounting change........  $     (0.24) $      0.25  $     (3.36)
    Cumulative effect of accounting
     change.............................        (1.65)         --           --
                                          -----------  -----------  -----------
    Net income (loss)...................  $     (1.89) $      0.25  $     (3.36)
                                          ===========  ===========  ===========
  Diluted
    Net income (loss) before cumulative
     effect of accounting change........  $     (0.24) $      0.24  $     (3.36)
    Cumulative effect of accounting
     change.............................        (1.65)         --           --
                                          -----------  -----------  -----------
    Net income (loss)...................  $     (1.89) $      0.24  $     (3.36)
                                          ===========  ===========  ===========
Weighted average number of common shares
 outstanding:
  Basic.................................  232,082,403  204,797,589  158,015,955
  Diluted...............................  232,082,403  210,313,274  158,015,955

  The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                            METRO-GOLDWYN-MAYER INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (in thousands, except share data)

                                                                                             Accum.
                    Preferred Stock       Common Stock                            Compre-    Other
                   ------------------  ------------------   Add'l     Retained    hensive   Compre-    Less:        Total
                     No. of      Par     No. of     Par    Paid-in    Earnings     Income   hensive   Treasury  Stockholders'
                     Shares     Value    Shares    Value   Capital    (Deficit)    (Loss)    Income    Stock       Equity
                   -----------  -----  ----------- ------ ---------- -----------  --------  --------  --------  -------------
Balance December
 31, 1998........          --   $ --   150,856,424 $1,509 $2,203,490 $  (285,596) $    --   $    254  $   --     $1,919,657
Acquisition of
 treasury stock,
 at cost.........          --     --           --     --         --          --        --        --    (2,040)       (2,040)
Common stock
 issued in 1999
 rights offering,
 net.............          --     --    49,714,554    497    714,741         --        --        --       --        715,238
Common stock
 issued to
 directors,
 officers and
 employees, net..          --     --       848,353      8     11,408         --        --        --     2,036        13,452
Amortization of
 deferred stock
 compensation....          --     --           --     --       1,365         --        --        --       --          1,365
Comprehensive
 income (loss):
 Net loss........          --     --           --     --         --     (530,910) (530,910)      --       --       (530,910)
 Foreign currency
  translation
  adjustment.....          --     --           --     --         --          --         62        62      --             62
                                                                                  --------
 Comprehensive
  loss...........          --     --           --     --         --          --   (530,848)      --       --            --
                   -----------  -----  ----------- ------ ---------- -----------  --------  --------  -------    ----------
Balance December
 31, 1999........          --     --   201,419,331  2,014  2,931,004    (816,506)      --        316       (4)    2,116,824
Common stock
 issued to
 outside parties,
 net.............          --     --     5,363,800     54    133,330         --        --        --       --        133,384
Common stock
 issued to
 directors,
 officers and
 employees, net..          --     --       434,454      4      8,277         --        --        --         4         8,285
Comprehensive
 income (loss):
 Net income......          --     --           --     --         --       50,999    50,999       --       --         50,999
 Foreign currency
  translation
  adjustment.....          --     --           --     --         --          --        152       152      --            152
 Unrealized gains
  on securities..          --     --           --     --         --          --         43        43      --             43
                                                                                  --------
 Comprehensive
  income.........          --     --           --     --         --          --     51,194       --       --            --
                   -----------  -----  ----------- ------ ---------- -----------  --------  --------  -------    ----------
Balance December
 31, 2000........          --     --   207,217,585  2,072  3,072,611    (765,507)      --        511      --      2,309,687
Preferred stock
 issued to
 Tracinda, net...   15,715,667    157          --     --     324,843         --        --        --       --        325,000
Conversion of
 preferred stock
 into common
 stock...........  (15,715,667)  (157)  15,715,667    157        --          --        --        --       --            --
Common stock
 issued to
 outside parties,
 net.............          --     --    16,080,590    161    310,478         --        --        --       --        310,639
Common stock
 issued to
 directors,
 officers and
 employees, net..          --     --       615,658      6      9,835         --        --        --       --          9,841
Comprehensive
 income (loss):
 Net loss........          --     --           --     --         --     (438,058) (438,058)      --       --       (438,058)
 Cumulative
  effect of
  accounting
  change.........          --     --           --     --         --          --        469       469      --            469
 Unrealized loss
  on derivative
  instruments....          --     --           --     --         --          --    (27,523)  (27,523)     --        (27,523)
 Unrealized loss
  on securities..          --     --           --     --         --          --       (240)     (240)     --           (240)
 Foreign currency
  translation
  adjustments....          --     --           --     --         --          --       (333)     (333)     --           (333)
                                                                                  --------
 Comprehensive
  loss...........          --     --           --     --         --          --   (465,685)      --       --            --
                   -----------  -----  ----------- ------ ---------- -----------  --------  --------  -------    ----------
Balance December
 31, 2001........          --   $ --   239,629,500 $2,396 $3,717,767 $(1,203,565) $    --   $(27,116) $   --     $2,489,482
                   ===========  =====  =========== ====== ========== ===========  ========  ========  =======    ==========

  The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                            METRO-GOLDWYN-MAYER INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                  Year Ended December 31,
                                               -------------------------------
                                                 2001       2000       1999
                                               ---------  ---------  ---------
Operating activities:
  Net income (loss)..........................  $(438,058) $  50,999  $(530,910)
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
   Cumulative effect of accounting change....    382,318        --         --
   Additions to film costs, net..............   (391,633)  (810,956)  (624,599)
   Amortization of film and television costs
    and participants' share..................    548,742    665,148    853,411
   Depreciation and amortization of property
    and equipment............................     18,218     13,913      9,601
   Amortization of goodwill and deferred
    financing costs..........................     21,439     20,994     20,742
   Amortization of deferred executive
    compensation.............................        --         --       1,365
   Change in fair value of financial
    instruments..............................       (292)       --         --
   Stock contributions to employees,
    directors and employee savings plan......      2,773      3,432      7,175
   Provision for bad debt and other reserves.      1,442      3,545      3,425
   Loss on sale of marketable equity
    securities...............................        --       1,265        --
   (Gains) losses on equity investments, net.      2,421     (1,953)       757
   (Increase) decrease in accounts and
    contracts receivable and other assets....    (35,739)    36,589    (73,245)
   Decrease in accounts payable, accrued and
    other liabilities, accrued participants'
    share and taxes..........................    (97,983)  (152,518)   (10,770)
   Decrease in advances and deferred
    revenues.................................     (9,981)   (20,052)   (18,944)
   Foreign currency exchange loss............        148      7,135      2,115
                                               ---------  ---------  ---------
   Net cash provided by (used in) operating
    activities...............................      3,815   (182,459)  (359,877)
                                               ---------  ---------  ---------
Investing activities:
  Investments in and advances to affiliates..   (834,882)    (1,247)    (6,126)
  Acquisition of PFE Libraries...............        --         --    (236,201)
  Purchases of available-for-sale securities.        --    (152,819)       --
  Sales of available-for-sale securities.....        --     148,081        --
  Additions to property and equipment........     (9,905)   (12,259)   (14,883)
                                               ---------  ---------  ---------
  Net cash used in investing activities......   (844,787)   (18,244)  (257,210)
                                               ---------  ---------  ---------
Financing activities:
  Net proceeds from issuance of preferred
   stock to Tracinda.........................    325,000        --         --
  Net proceeds from issuance of equity
   securities to outside parties.............    310,639    133,384     73,184
  Net proceeds from issuance of equity
   securities to related parties.............      7,068      4,849    646,291
  Additions to borrowed funds................    159,000     54,000    872,172
  Repayments of borrowed funds...............    (34,766)   (63,121)  (876,420)
  Financing costs and other..................        --      (3,267)       --
                                               ---------  ---------  ---------
  Net cash provided by financing activities..    766,941    125,845    715,227
                                               ---------  ---------  ---------
Net change in cash and cash equivalents from
 operating, investing and financing
 activities..................................    (74,031)   (74,858)    98,140
Net decrease in cash due to foreign currency
 fluctuations................................       (411)      (215)      (766)
                                               ---------  ---------  ---------
Net change in cash and cash equivalents......    (74,442)   (75,073)    97,374
Cash and cash equivalents at beginning of the
 year........................................     77,140    152,213     54,839
                                               ---------  ---------  ---------
Cash and cash equivalents at end of the year.  $   2,698  $  77,140  $ 152,213
                                               =========  =========  =========


  The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                           METRO-GOLDWYN-MAYER INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2001

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

  As permitted by the American Institute of Certified Public Accountant's Statement of Position ("SOP") 00-2, "Accounting by Producers or Distributors of Films," the Company has presented unclassified consolidated balance sheets. Certain reclassifications have been made to amounts reported in prior periods to conform with current presentation. For the year ended December 31, 2001, exploitation costs are included in selling, general and administrative expenses. In prior years, the amortization of these costs are included in operating expenses, as these amounts were previously capitalized and amortized as part of film costs. See "New Accounting Pronouncements."

  Business. The Company is engaged primarily in the development, production and worldwide distribution of theatrical motion pictures and television programs. The Company also distributes films produced or financed, in whole or in part, by third parties. Additionally, the Company holds equity interests in four domestic cable channels as well as various international cable channels. The Company's business units have been aggregated into four reportable operating segments: feature films, television programming, cable channels and other operating activities (see Note 13). Operating units included in the other operating segment include licensing and merchandising, interactive media and music.

  Motion picture and television production and distribution is highly speculative and inherently risky. There can be no assurance of the economic success of such motion pictures and television programming since the revenues derived from the production and distribution (which do not necessarily bear a direct correlation to the production or distribution costs incurred) depend primarily upon their acceptance by the public. The commercial success of a motion picture also depends upon the quality and acceptance of other competing films released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. The theatrical success of a motion picture is a very important factor in generating revenues from such motion picture in other media.

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

                           METRO-GOLDWYN-MAYER INC.

  Cash and Cash Equivalents. The Company considers all highly liquid debt instruments, purchased with an initial maturity of three months or less, to be cash equivalents. Included in other assets at December 31, 2001 and 2000 is approximately $4,127,000 and $7,680,000, respectively, of cash restricted by various escrow agreements. The Company has reclassified a $25,312,000 bank overdraft to accounts payable at December 31, 2001. The carrying value of the Company's cash equivalents approximated cost at each balance sheet date.

  Marketable Securities. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. The Company has no investments in marketable securities as of December 31, 2001.

  Revenue Recognition. All revenue is recognized upon meeting all recognition requirements of SOP 00-2. Revenues from theatrical distribution of feature films are recognized on the dates of exhibition. Revenues from direct home video distribution are recognized, net of an allowance for estimated returns, together with related costs, in the period in which the product is available for sale by the Company's customers. Under revenue sharing arrangements, the Company also participates in consumer rental revenues generated in the home video market by rental establishments and records revenues as earned. Revenues from television licensing, together with related costs, are recognized when the feature film or television program is available to the licensee for telecast. Payments received in advance of availability are classified as deferred revenue until all SOP 00-2 revenue recognition requirements have been met. As of December 31, 2001, deferred revenue primarily consists of advances related to the Company's television licensing contracts under which the related product will become available in future periods. Long-term non-interest-bearing receivables arising from licensing agreements are discounted to present value in accordance with Accounting Principles Board ("APB") Opinion No. 21, "Interest on Receivables and Payables."

  Film and Television Costs. Except for purchase accounting adjustments, film costs include the costs of production, capitalized overhead and interest. These costs, as well as participations and talent residuals, are charged against earnings on an individual film basis in the ratio that the current year's gross film revenues bear to management's estimate of total remaining ultimate gross film revenues as of the beginning of the current year from all sources (the "individual film forecast method"). The cost allocated to films revalued in purchase accounting (including the MGM, Orion and PolyGram film libraries) is being amortized over their estimated economic lives not to exceed 20 years.

  Beginning January 1, 2001, under SOP 00-2 (see "New Accounting Pronouncements"), exploitation costs, including advertising and marketing costs, are being expensed as incurred. Theatrical print costs are being amortized over the periods of theatrical release of the respective territories. Under accounting rules in effect for periods prior to January 1, 2001, such costs were capitalized as a part of film costs and amortized over the life of the film using the individual film forecast method.

  Capitalized film costs are stated at the lower of unamortized cost or estimated fair value on an individual film basis. Revenue and cost forecasts are continually reviewed by management and revised when warranted by changing conditions. When estimates of total revenues and costs indicate that a feature film or television program will result in an ultimate loss, additional amortization is recognized to the extent that capitalized film costs exceed estimated fair value.

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

                           METRO-GOLDWYN-MAYER INC.

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

  Goodwill. The excess cost of acquisition over the fair market values of identifiable net assets acquired (goodwill) is amortized over an estimated useful life of 40 years using the straight-line method. As of December 31, 2001, the Company accounts for goodwill under Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The carrying value of existing assets is reviewed when events or changes in circumstances indicate that an impairment test is necessary in order to determine if an impairment has occurred. The carrying value of assets are calculated at the lowest level for which there are identifiable cash flows, which include feature film operations, television programming operations, cable channels and other businesses (licensing and merchandising, music and interactive operations). When factors indicate that such assets should be evaluated for possible impairment, the Company estimates the future cash flows expected to result from the use of the assets and their eventual disposition, and compares the amounts to the carrying value of the assets to determine if an impairment loss has occurred. If an impairment exists, the amount of such impairment is calculated based on the estimated fair value of the asset. Accumulated amortization of goodwill was $71,037,000 and $56,303,000 as of December 31, 2001 and 2000, respectively. See "New Accounting Pronouncements."

  Income Taxes. In accordance with SFAS No. 109, "Accounting for Income Taxes," deferred tax assets and liabilities are recognized with respect to the tax consequences attributable to differences between the financial statement carrying values and tax basis of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. Further, the effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment date.

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

  Financial Instruments. The carrying values of short-term trade receivables and payables approximate their estimated fair values because of the short maturity of these instruments. The carrying values of receivables with maturities greater than one year have been discounted at LIBOR plus 2.50 percent (approximately five percent and nine percent at December 31, 2001 and 2000, respectively), which approximates the Company's current effective borrowing rates, in accordance with APB Opinion No. 21.

  The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks. The Company enters into interest rate swaps to lower funding costs, to diversify sources of funding, or to alter interest rate exposures arising from differences between assets and liabilities. Interest rate swaps allow the Company to raise long-term borrowings at floating rates and effectively swap them into fixed rates that are lower than those available to the Company if fixed-rate borrowings were made directly. Under interest rate swaps, the Company agrees with other parties to

                           METRO-GOLDWYN-MAYER INC.

exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. Additionally, in certain instances, we enter into foreign currency exchange forward contracts in order to reduce exposure to changes in foreign currency exchange rates that affect the value of our firm commitments and certain anticipated foreign currency cash flows. See "New Accounting Pronouncements."

  Accounts and Contracts Receivable. At December 31, 2001, accounts and contracts receivable aggregated $484,183,000 (before allowance for doubtful accounts), of which approximately $350,885,000 is due within one year and $294,529,000 is unbilled. Concentration of credit and geographic risk with respect to accounts receivable is limited due to the large number and general dispersion of accounts which constitute the Company's customer base. The Company performs credit evaluations of its customers and in some instances requires collateral. At December 31, 2001 and 2000, there were no customers accounting for greater than ten percent of the Company's accounts and contracts receivable.

  Earnings Per Share. The Company computes earnings per share in accordance with SFAS No. 128, "Earnings Per Share" ("EPS"). The weighted average number of shares used in computing basic earnings or loss per share was 232,082,403, 204,797,589 and 158,015,955 in the years ended December 31, 2001, 2000 and
1999, respectively. Dilutive securities of 5,515,685 related to stock options have been included in the calculation of diluted EPS for the year ended December 31, 2000. Dilutive securities of 3,248,176 and 2,220,972 are not included in the calculation of diluted EPS in the years ending December 31, 2001 and 1999, respectively, because they are antidilutive.

  Comprehensive Income (Loss). The Company computes comprehensive income pursuant to SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components in financial statements and thereby reports a measure of all changes in equity of an enterprise that result from transactions and other economic events other than transactions with owners. Total comprehensive income (loss) for the Company includes net income (loss) and other comprehensive income items, including unrealized loss on derivative instruments, unrealized gain (loss) on securities and cumulative foreign currency translation adjustments. Components of other comprehensive income
(loss) are shown below (in thousands):

                                                    Year Ended December 31,
                                                  ----------------------------
                                                    2001      2000     1999
                                                  ---------  ------- ---------
   Net income (loss)............................. $(438,058) $50,999 $(530,910)
   Other comprehensive income (loss):
     Cumulative effect of accounting change for
      derivative instruments.....................       469      --        --
     Unrealized loss on derivative instruments...   (27,523)     --        --
     Unrealized gain (loss) on securities........      (240)      43       --
   Cumulative foreign currency translation
    adjustments..................................      (333)     152        62
                                                  ---------  ------- ---------
       Total comprehensive income (loss)......... $(465,685) $51,194 $(530,848)
                                                  =========  ======= =========

                           METRO-GOLDWYN-MAYER INC.

  Components of accumulated other comprehensive income (loss) are shown below (in thousands):

                            Unrealized                             Accumulated
                              loss on    Unrealized   Cumulative      other
                            derivative   gain (loss)  translation comprehensive
                            instruments on securities adjustments income (loss)
                            ----------- ------------- ----------- -------------
Balance at December 31,
 1999......................  $    --        $ --         $ 316      $    316
Current year change........       --           43          152           195
                             --------       -----        -----      --------
Balance at December 31,
 2000......................       --           43          468           511
Cumulative effect of
 accounting change.........       469         --           --            469
Current year change........   (27,523)       (240)        (333)      (28,096)
                             --------       -----        -----      --------
Balance at December 31,
 2001......................  $(27,054)      $(197)       $ 135      $(27,116)
                             ========       =====        =====      ========

  Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Management estimates ultimate revenues and costs for feature films and television programs for each market based on anticipated release patterns, public acceptance and historical results for similar products. Actual results could differ materially from those estimates.

  New Accounting Pronouncements. In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 139, "Rescission of FASB Statement No. 53 and Amendments to FASB Statements No. 63, 89 and 121," which, effective for financial statements for fiscal years beginning after December 15, 2000, rescinds SFAS No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films." The companies that were previously subject to the requirements of SFAS No. 53 now follow the guidance in SOP 00-2 issued in June 2000. SOP 00-2 establishes new accounting and reporting standards for all producers and distributors that own or hold the rights to distribute or exploit films. SOP 00-2 provides that the cumulative effect of changes in accounting principles caused by its adoption should be included in the determination of net income in conformity with APB Opinion No. 20, "Accounting Changes." The Company adopted SOP 00-2 on January 1, 2001 and recorded a one-time, non-cash cumulative effect charge to earnings of $382,318,000, primarily to reduce the carrying value of its film and television costs. The new rules also require that advertising costs be expensed as incurred as opposed to the old rules which generally allowed advertising costs to be capitalized as part of film costs and amortized using the individual film forecast method. Due to the significant advertising costs incurred in the early stages of a film's release, the Company anticipates that the new rules will significantly impact its results of operations for the foreseeable future. Additionally, under SFAS No. 53, the Company classified additions to film costs as an investing activity in the Statements of Cash Flows. In accordance with SOP 00-2, the Company now classifies additions to film costs as an operating activity. For comparative purposes, the Company has revised its December 31, 2000 and 1999 Statements of Cash Flows to conform to this presentation in the current year.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of FASB Statement No. 133," and by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FASB No. 133." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in contracts, and for hedging activities. The Company adopted SFAS No. 133 on January 1, 2001 and recorded a one-time, non-cash cumulative effect adjustment to stockholders' equity and other comprehensive income (loss) of $469,000. The adoption of SFAS No. 133 has not materially impacted the Company's results of operations.

                           METRO-GOLDWYN-MAYER INC.

  In June 2001, the FASB issued SFAS No. 141, "Business Combinations." This statement has eliminated the flexibility to account for some mergers and acquisitions as pooling of interests, and effective as of July 1, 2001, all business combinations are to be accounted for using the purchase method. The Company adopted SFAS No. 141 as of July 1, 2001, and the impact of such adoption did not have a material adverse impact on the Company's financial statements.

  In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." According to this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value based test. The Company will adopt SFAS No. 142 beginning January 1, 2002, and upon adoption the Company does not currently anticipate any impairment of goodwill and other intangible assets already included in the financial statements. Under SFAS No. 142, the carrying value of assets are calculated at the lowest level for which there are identifiable cash flows, which include feature film operations, television programming operations, cable channels and other businesses (licensing and merchandising, music and interactive operations). The Company expects to receive future benefits from goodwill and other intangible assets over an indefinite period of time, and as such plans to forego all related amortization expense, which totaled $14,734,000 for the years ended December 31, 2001 and 2000, and $14,853,000 for the year ended December 31, 1999. Since the Company is recording their equity in net earnings of the Cable Channels (see Note 5) on a one-quarter lag, amortization of the excess of the cost over the net assets of the Cable Channels acquired ($19,050,000 for the six months ended September 30, 2001) will not be included in the calculation of the Company's equity in the net earnings in this investment beginning April 1, 2002.

  In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of this statement is to develop consistent accounting of asset retirement obligations and related costs in the financial statements and provide more information about future cash outflows, leverage and liquidity regarding retirement obligations and the gross investment in long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will implement SFAS No. 143 on January 1, 2003. The impact of such adoption is not anticipated to have a material effect on the Company's financial statements.

  In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends Accounting Research Board No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for subsidiaries for which control is likely to be temporary. The Company will adopt SFAS No. 144 beginning January 1, 2002. The impact of such adoption is not anticipated to have a material effect on the Company's financial statements.

Note 2--Restructuring and Other Charges

  Restructuring and Other Charges. In June 1999, the Company incurred certain restructuring and other charges, in association with a change in senior management and a corresponding review of the Company's operations, aggregating $214,559,000, including (i) a $129,388,000 reserve for pre-release film cost write-downs and certain other charges regarding a re-evaluation of film properties in various stages of development and

                           METRO-GOLDWYN-MAYER INC.

production, which has been included as a charge in operating expenses, and
(ii) $85,171,000 of severance and other related costs, of which $9,013,000 has been classified in selling, general and administrative expenses, as well as the estimated costs of withdrawing from the Company's arrangements with United International Pictures B.V. ("UIP") on November 1, 2000. The severance charge in 1999 included the termination of 46 employees, including the Company's former Chairman and Vice Chairman, across all divisions of the Company.

  In June 2000, the Company reduced previously charged reserves by $5,000,000 due to a negotiated settlement with UIP regarding the Company's withdrawal from the joint venture. Additionally, in June 2000, the Company incurred severance and other related charges of $1,285,000 related to the closure of a foreign sales office.

  As of December 31, 2001, the Company has utilized all $129,388,000 of the pre-release film cost write-down reserves and has paid $54,844,000 of the severance and related costs. On January 1, 2002, subject to an agreement with a former senior executive of the Company (see Note 9), $13,049,000 of the severance and related costs were converted into 658,526 shares of the Common Stock of the Company.

Note 3--WHV Contract Settlement

  On March 12, 1999, the Company agreed to accelerate the expiration of the right of Warner Home Video ("WHV") to distribute the Company's product in the home video marketplace under an agreement executed in 1990 (the "WHV Agreement"). In consideration for the early expiration of the WHV Agreement, the Company paid WHV $225,000,000 in 1999. The parties restructured the terms of the WHV Agreement, which functioned as an interim distribution agreement (the "Transitional Video Agreement"), under which WHV distributed certain of the Company's product in the home video marketplace. Additionally, the Company reconveyed to Turner Entertainment Co., Inc. ("Turner"), an affiliate of WHV, the right that the Company had to distribute in the home video markets worldwide until June 2001, 2,950 Turner titles that had been serviced under the WHV Agreement. The Transitional Video Agreement expired on January 31, 2000, at which time the Company commenced distribution of its home video product in the domestic market. The Company contracted with Twentieth Century Fox Home Entertainment, Inc. to distribute its home video product internationally beginning on February 1, 2000. The Company recorded a pre-tax contract termination charge for the year ended December 31, 1999 of $225,000,000 for costs in connection with the early expiration of WHV's rights under the WHV Agreement.

                           METRO-GOLDWYN-MAYER INC.

Note 4--Film and Television Costs

  Film and television costs, net of amortization, are summarized as follows (in thousands):

                                                    December 31,  December 31,
                                                        2001          2000
                                                    ------------  ------------
   Theatrical productions:
     Released...................................... $ 3,515,842    $ 3,396,540
     Less: accumulated amortization................  (2,117,116)    (1,779,647)
                                                    -----------   ------------
     Released, net.................................   1,398,726      1,616,893
     Completed not released........................      99,142         74,665
     In production.................................     242,621        393,615
     In development................................      31,931         21,407
                                                    -----------   ------------
       Subtotal: theatrical productions............   1,772,420      2,106,580
                                                    -----------   ------------
   Television programming:
     Released......................................     861,826        786,574
     Less: accumulated amortization................    (626,686)      (498,005)
                                                    -----------   ------------
     Released, net.................................     235,140        288,569
     In production.................................      25,968         24,988
     In development................................       1,749          2,662
                                                    -----------   ------------
       Subtotal: television programming............     262,857        316,219
                                                    -----------   ------------
                                                    $ 2,035,277    $ 2,422,799
                                                    ===========   ============

  Interest costs capitalized to theatrical productions were $23,466,000, $15,453,000 and $15,845,000 during the years ended December 31, 2001, 2000 and
1999, respectively.

  Based on the Company's estimates of projected gross revenues as of December 31, 2001, approximately 20 percent of completed film costs are expected to be amortized over the next twelve months, and approximately $140,000,000 of accrued participants' share as of December 31, 2001 will be paid in the next twelve months. Additionally, approximately 69 percent of unamortized film costs applicable to released theatrical films and television programs, excluding acquired film libraries, will be amortized during the three years ending December 31, 2004, and 80 percent will be amortized by December 31, 2006. For acquired film libraries, approximately $1.13 billion of net film costs as of December 31, 2001 remain to be amortized under the individual film forecast method over an average remaining life of 15.3 years.

Note 5--Investments In and Advances to Affiliates

  Investments are summarized as follows (in thousands):

                                                       December 31, December 31,
                                                           2001         2000
                                                       ------------ ------------
   Domestic cable channels............................   $822,502     $    --
   Foreign cable channels.............................     15,351       12,253
   Joint venture......................................      7,039          --
   Others.............................................        150          150
                                                         --------     --------
                                                         $845,042     $ 12,403
                                                         ========     ========

                           METRO-GOLDWYN-MAYER INC.

  Domestic Cable Channels. On April 2, 2001, the Company invested $825,000,000 in cash for a 20 percent interest in two general partnerships which own and operate the American Movie Channel, Bravo, the Independent Film Channel and
WE: Women's Entertainment (formerly Romance Classics), collectively referred to as the "Cable Channels." These partnerships were wholly-owned by Rainbow Media Holdings, Inc., a 74 percent subsidiary of Cablevision Systems Corporation ("Rainbow Media"). The proceeds of the $825,000,000 investment were used as follows: (i) $365,000,000 was used to repay bank debt of the partnerships; (ii) $295,500,000 was used to repay intercompany loans from Cablevision and its affiliates; and (iii) $164,500,000 was added to the working capital of the partnerships. The Company financed the investment through the sale of equity securities (see Note 9), which provided aggregate net proceeds of approximately $635,600,000, and borrowings under the Company's credit facilities. Based upon currently available information and upon certain assumptions that management of the Company believes are reasonable, the Company's determination of the difference between the Company's cost basis in their investment in the Cable Channels and the Company's share of the underlying equity in net assets (referred to as "intangible assets") is approximately $762,000,000.

  The Company is accounting for its investment in the Cable Channels in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." Pursuant to the requirements of APB No. 18, the Company is recording its share of the earnings and losses in the Cable Channels based on the most recently available financial statements received from the Cable Channels. Due to a lag in the receipt of the financial statements from the Cable Channels, the Company is reporting its interest in the Cable Channels on a one-quarter lag. Summarized financial information for the Cable Channels as of and for the period from the acquisition date to September 30, 2001 were as follows (in thousands):

     Current assets................................................... $373,934
                                                                       ========
     Non-current assets............................................... $428,188
                                                                       ========
     Current liabilities.............................................. $113,921
                                                                       ========
     Non-current liabilities.......................................... $251,815
                                                                       ========
     Revenues, net.................................................... $214,343
                                                                       ========
     Operating income................................................. $ 73,887
                                                                       ========

  In the year ended December 31, 2001, the Company's share of the Cable Channels' net operating results was a loss of $2,845,000, including amortization of intangible assets of $19,050,000.

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

                           METRO-GOLDWYN-MAYER INC.

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

  Foreign Cable Channels. In May 1998, the Company acquired a 50 percent interest in a Latin American cable programming joint venture, MGM Networks Latin America ("MGM Latin America"), for certain assets contributed by the Company to the joint venture. The Company shares equally in the profits of the venture and is obligated to fund 50 percent of the joint venture's expenses up to a maximum of approximately $24,000,000, of which the Company had funded approximately $22,500,000 as of December 31, 2001. The Company's share of MGM Latin America's start-up losses in the years ended December 31, 2001, 2000 and 1999 were $1,592,000, $3,388,000 and $6,952,000, respectively.

  Additionally, the Company holds minority equity interests in various television channels located in certain international territories for which the Company realized its share of profits aggregating $3,476,000, $5,341,000 and $627,000 in the years ended December 31, 2001, 2000 and 1999, respectively.

  Joint Venture. On August 13, 2001, the Company, through its wholly-owned subsidiary, MGM On Demand Inc., acquired a 20 percent interest in a joint venture established to create an on-demand movie service to offer a broad selection of theatrically-released motion pictures via digital delivery for broadband internet users in the United States. Other partners in the joint venture include Sony Pictures Entertainment, Universal Studios, Warner Bros. and Paramount Pictures. The Company has funded $7,485,000 for its equity interest and its share of operating expenses of the joint venture as of December 31, 2001. The Company financed its investment through borrowings under its credit facilities. The Company is committed to fund its share of the operating expenses of the joint venture, as required. The Company is accounting for its interest in the joint venture under the equity method. In the year ended December 31, 2001, the Company recognized a net loss of $446,000 for its share in the results of the joint venture.

  Other Investments. Until November 1, 2000, distribution in foreign theatrical and certain pay television markets was performed by United International Pictures ("UIP"), in which the Company had a one-third interest. The Company included in its financial statements the revenues and related costs associated with its films distributed by UIP. The distribution fees paid to UIP by the Company are included in film and television production and distribution expense. Due to timing differences there are no taxable earnings and, therefore, there is no tax provision on undistributed earnings. Due to the termination of the distribution arrangements with UIP on November 1, 2000, there were no earnings in UIP realized in the year ended December 31, 2000. The Company's share of the net earnings in UIP in the year ended December 31, 1999 were $5,568,000.

  On November 1, 2000, the Company contracted with Twentieth Century Fox Film Corporation ("Fox") for distribution of the Company's film releases in international theatrical and non-theatrical markets in territories in which the Company owns or controls the right to perform distribution services in such territories. Under the terms of the agreement, the Company pays Fox a distribution fee based on gross film rentals. The Company has the option to terminate the agreement on January 31, 2003 for a fee ranging from $10,000,000 to $15,000,000, which includes any distribution fees owed to Fox for the year prior to the termination date.

                           METRO-GOLDWYN-MAYER INC.

Note 6--Property and Equipment

  Property and equipment are summarized as follows (in thousands):

                                                       December 31, December 31,
                                                           2001         2000
                                                       ------------ ------------
   Leasehold improvements.............................   $ 28,081     $ 25,877
   Furniture, fixtures and equipment..................     68,115       60,414
                                                         --------     --------
                                                           96,196       86,291
   Less accumulated depreciation and amortization.....    (57,359)     (39,220)
                                                         --------     --------
                                                         $ 38,837     $ 47,071
                                                         ========     ========

Note 7--Bank and Other Debt

  Bank and other debt is summarized as follows (in thousands):

                                                      December 31, December 31,
                                                          2001         2000
                                                      ------------ ------------
   Revolving Facility................................  $ 159,000     $    --
   Term Loans........................................    668,500      700,000
   Capitalized lease obligations and other
    borrowings.......................................      8,686        9,952
                                                       ---------     --------
                                                       $ 836,186     $709,952
                                                       =========     ========

  On October 15, 1997, the Company entered into an amended and restated credit facility with a syndicate of banks aggregating $1.3 billion (the "Amended Credit Facility") consisting of a six year $600,000,000 revolving credit facility (the "Revolving Facility"), a $400,000,000 seven and one-half year term loan ("Tranche A Loan") and a $300,000,000 eight and one-half year term loan ("Tranche B Loan") (collectively, the "Term Loans"). The Amended Credit Facility was subsequently amended and restated on July 21, 2000, with less restrictive operating and financial covenants. The Amended Credit Facility contains provisions allowing, with the consent of the requisite lenders and subject to syndication thereof, for an additional $200,000,000 tranche, raising the potential amount of Amended Credit Facility to $1.5 billion. The Revolving Facility and the Tranche A Loan bear interest at 2.50 percent over the adjusted LIBOR rate, as defined (4.37 percent at December 31, 2001). The Tranche B Loan bears interest at 2.75 percent over the Adjusted LIBOR rate (4.63 percent at December 31, 2001). Scheduled amortization of the Term Loans under the Amended Credit Facility is $73,000,000 in 2002, $103,000,000 in 2003, $103,000,000 in 2004 and $103,000,000 in 2005, with the remaining balance due at maturity. The Revolving Facility matures on September 30, 2003, subject to extension under certain conditions.

  The Company's borrowings under the Amended Credit Facility are secured by substantially all the assets of the Company. The Amended Credit Facility contains various covenants including limitations on dividends, capital expenditures and indebtedness, and the maintenance of certain financial ratios. The Amended Credit Facility limits the amount of the investment in the Company which may be made by MGM Studios and Orion in the form of loans or advances, or purchases of capital stock of the Company, up to a maximum aggregate amount of $500,000,000. As of December 31, 2001, there are no outstanding loans or advances to the Company by such subsidiaries, nor have such subsidiaries purchased any capital stock of the Company. Restricted net assets of MGM Studios and Orion at December 31, 2001 are approximately $2.0 billion. As of December 31, 2001, the Company was in compliance with all applicable covenants.

                           METRO-GOLDWYN-MAYER INC.

  Lease and other borrowings. Capitalized lease and other borrowings relate principally to contractual liabilities and computer equipment financing at interest rates ranging from approximately ten to eleven percent.

  Maturity schedule. See Note 14 for maturity schedule for credit facilities, lease and other borrowings as of December 31, 2001.

Note 8--Financial Instruments

  The Company is exposed to the impact of interest rate changes as a result of its variable rate long-term debt. The Amended Credit Facility requires that the Company maintain interest rate swap agreements (the "Swap Agreements") or other appropriate hedging arrangements to convert to fixed rate or otherwise limit the floating interest rate risk on at least 66 2/3% of the Term Loans outstanding through July 2003. Accordingly, the Company has entered into several Swap Agreements whereby the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate amounts calculated by reference to an agreed notional principal amount. The Swap Agreements expire in July 2003. Based on scheduled loan amortization, the Company will be in compliance with the Amended Credit Facility's hedge provisions through that time.

  The Company has entered into three year fixed interest rate Swap Agreements in relation to a portion of the Amended Credit Facility for a notional value of $595,000,000 at an average rate of approximately 5.90 percent, which expire in various times no later than July 2003. The Company adopted SFAS No. 133 on January 1, 2001 and recorded a one-time, non-cash cumulative effect adjustment to stockholders' equity and other comprehensive income (loss) of $469,000. At December 31, 2001, the Company would be required to pay approximately $26,145,000 if all such Swap Agreements were terminated, and this amount has been included in other liabilities and other comprehensive income (loss) during the year ended December 31, 2001.

  Additionally, because approximately 25 percent of the Company's revenues are denominated, and the Company incurs certain operating and production costs in foreign currencies, the Company is subject to market risks resulting from fluctuations in foreign currency exchange rates. In certain instances, the Company enters into foreign currency exchange forward contracts in order to reduce exposure to changes in foreign currency exchange rates that affect the value of the Company's firm commitments and certain anticipated foreign currency cash flows. The Company currently intends to continue to enter into such contracts to hedge against future material foreign currency exchange rate risks. As of December 31, 2001, the Company would be required to pay approximately $858,000 if all such foreign currency forward contracts were terminated, and this amount has been included in other comprehensive income
(loss) during the year ended December 31, 2001.

Note 9--Stockholders' Equity

  1999 Rights Offering. On October 15, 1999, the Company issued to its stockholders of record of the Common Stock, at no charge to such holders, transferable subscription rights (the "Rights") to subscribe for an aggregate of 49,714,554 shares (the "Shares") of the Common Stock for $14.50 per share (the "1999 Subscription Price") (the "1999 Rights Offering"). Holders of the Common Stock received 0.328 Rights for each share of the Common Stock held as of October 15, 1999. Rights holders were allowed to purchase one share of the Common Stock at the 1999 Subscription Price for each whole Right held. Rights holders who exercised their Rights also had the opportunity to purchase additional Shares at the 1999 Subscription Price pursuant to an Oversubscription Privilege, as defined. The Rights pursuant to the 1999 Rights Offering expired on November 8, 1999. The 1999 Rights Offering was fully subscribed (including shares issued pursuant to the Oversubscription Privilege), and the Company issued the Shares for total net proceeds of $715,238,000 (gross proceeds of $720,861,000 less applicable fees and expenses of $5,623,000). The net proceeds from the 1999

                           METRO-GOLDWYN-MAYER INC.

Rights Offering were used to repay in full the amounts outstanding under a bridge loan and the Revolving Facility, with the balance retained as cash for general operating purposes.

  Private Placements. On May 26, 2000, pursuant to a Form S-3 shelf registration statement (the "Shelf Registration Statement") filed with the Securities and Exchange Commission, the Company completed the sale of 4,890,000 shares of the Common Stock at $25 per share to various third party investors for aggregate net proceeds of $121,539,000. On August 15, 2000, the Company, pursuant to the Shelf Registration Statement, issued an additional 473,800 shares of the Common Stock at $25 per share to third party investors for aggregate net proceeds of $11,845,000.

  In February and March 2001, pursuant to the Shelf Registration Statement, the Company issued 16,080,590 shares of the Common Stock for aggregate net proceeds of $310,639,000. On April 2, 2001, the Company used the net proceeds from these sales to partially finance its investment in the Cable Channels (see Note 5).

  Sale of Preferred Stock to Tracinda. On February 7, 2001, the Company sold 15,715,667 shares of Series B preferred stock ("Preferred Stock") to Tracinda for net proceeds of $325,000,000. On April 2, 2001, the Company used the net proceeds of this sale to partially finance its investment in the Cable Channels. On May 2, 2001, upon approval of the stockholders of the Company, the Preferred Stock was converted into 15,715,667 shares of the Common Stock of the Company. Tracinda currently beneficially owns approximately 81 percent of the Company's outstanding Common Stock.

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

  Stock option transactions under the 1996 Incentive Plan were as follows:

                          December 31, 2001    December 31, 2000    December 31, 1999
                         -------------------- -------------------- --------------------
                                     Weighted             Weighted             Weighted
                                     Average              Average              Average
                                     Exercise             Exercise             Exercise
                           Shares     Price     Shares     Price     Shares     Price
                         ----------  -------- ----------  -------- ----------  --------
Options outstanding at
 beginning of year...... 23,675,034   $21.01  21,396,307   $20.52   7,712,611   $17.25
Granted.................  3,423,100   $18.05   3,116,082   $22.92  16,198,950   $22.17
Exercised...............   (468,905)  $14.80    (330,802)  $14.66    (218,421)  $14.83
Cancelled or expired.... (1,465,811)  $28.66    (506,553)  $16.08  (2,296,833)  $15.60
                         ----------   ------  ----------   ------  ----------   ------
Options outstanding at
 end of year............ 25,163,418   $20.30  23,675,034   $21.01  21,396,307   $20.52
                         ==========   ======  ==========   ======  ==========   ======
Options exercisable at
 end of year............ 12,427,343   $19.83   9,457,039   $19.86   3,619,361   $15.77
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

                           METRO-GOLDWYN-MAYER INC.

  The following table summarizes information about the outstanding options as of December 31, 2001 under the 1996 Incentive Plan:

                                                                      Weighted
                                                                       Average
                                                         Outstanding  Remaining
                                                          Number of  Contractual
     Exercise price                                        Options      Life
     --------------                                      ----------- -----------
     $11.38.............................................    121,640     6.96
     $14.90............................................. 11,478,473     6.66
     $15.19-$19.94......................................  3,874,630     9.18
     $20.00-$26.63......................................  3,088,675     8.24
     $30.00.............................................  6,600,000     7.35
                                                         ----------
                                                         25,163,418
                                                         ==========

  The Company applies APB Opinion No. 25, "Accounting For Stock Issued to Employees," and related interpretations in accounting for its plan. Had compensation cost for the plan been determined consistent with FASB Statement No. 123, the Company's net income (loss) would have been the following pro forma amounts (in thousands, except per share data):

                                                    Year Ended December 31,
                                                  ----------------------------
                                                    2001      2000     1999
                                                  ---------  ------- ---------
   Net income (loss):
     As reported................................. $(438,058) $50,999 $(530,910)
     Pro forma................................... $(479,245) $16,721 $(547,304)
   Basic earnings (loss) per share:
     As reported................................. $   (1.89) $  0.25 $   (3.36)
     Pro forma................................... $   (2.06) $  0.08 $   (3.46)
   Diluted earnings (loss) per share:
     As reported................................. $   (1.89) $  0.24 $   (3.36)
     Pro forma................................... $   (2.06) $  0.08 $   (3.46)

  The fair value of each option grant was estimated using the Black-Scholes model based on the following assumptions: the weighted average fair value of stock options granted in the year ended December 31, 2001, 2000 and 1999 was $9.26, $12.54 and $8.03, respectively. The dividend yield was 0 percent in all periods, and expected volatility was 53.5 percent, 56.3 percent and 59.5 percent for the years ended December 31, 2001, 2000 and 1999, respectively. Also, the calculation uses a weighted average expected life of 5.0 years in each year, and a weighted average assumed risk-free interest rate of 4.6 percent, 6.2 percent and 5.6 percent for the years ended December 31, 2001, 2000 and 1999, respectively.

  Senior Management Bonus Plan and Other Options. The Company has a Senior Management Bonus Plan (the "Senior Management Bonus Plan") under which 2,420,685 bonus interests ("Bonus Interests") were granted to certain senior employees. Subject to certain vesting and other requirements, each Bonus Interest held by the Executive Repricing Participants entitles the holder to receive a cash payment if (a) the sum of the average closing price of Common Stock during the 20 trading days plus, in certain circumstances, per share distributions on the Common Stock (together, the "Price") preceding a Determination Date, as defined, is greater than (b) $14.90 and less than $29.80 (adjusted for stock splits, reverse stock splits and similar events). With respect to Bonus Interests held by all others, each Bonus Interest entitles the holder to receive a cash payment if the Price preceding a Determination Date, as defined, is greater than $24.00 and less than $48.00 (adjusted for stock splits, reverse stock splits and similar events). The cash payment will be equal to (i) the vested portion of the

                           METRO-GOLDWYN-MAYER INC.

Bonus Interest at the Determination Date multiplied by (ii) the amount by which the Price at the Determination Date is less than $29.80, with respect to Executive Repricing Participants, or $48.00 with respect to all others, multiplied by (iii) 1.61, with respect to the Executive Repricing Participants only (in each case, a maximum of $24.00 per Bonus Interest). Once a payment is made in respect of the vested portion of a Bonus Interest, no further payment is due in respect of that portion. If at any Determination Date the Price equals or exceeds $29.80, with respect to Executive Repricing Participants, or $48.00, with respect to all others, no payments will thereafter be due in respect of any then-vested portion of a Bonus Interest. Bonus Interests vested 20 percent at October 1, 1997 and 1/60 each month thereafter.

  As of October 23, 2001, the Company entered into agreements with certain executives who are participants in the Senior Management Bonus Plan, pursuant to which such executives agreed to accept, on or about January 1, 2002, in lieu of cash amount otherwise payable with respect to the December 31, 2001 Determination Date, shares of the Common Stock of the Company, as determined by dividing such cash amount by the fair market value of the Common Stock (as defined). The shares of the Common Stock issued in accordance with the agreements will be deferred pursuant to the Amended and Restated MGM Deferred Compensation Plan and will not be transferable by any such executive during the holding period which ends the earlier of (i) January 1, 2003, (ii) the date such executive ceases to be employed by the Company, or (iii) a designated change in control, as defined. In addition, as of November 21, 2001, the Company entered into a similar agreement with a former executive who also holds bonus interests under the Senior Management Bonus Plan. The shares of the Common Stock issued to such former executive in accordance with the aforementioned agreement are intended to be sold on the open market in accordance with a trading plan that complies with the Securities Exchange Act of 1934, as amended.

  At December 31, 2001, there were 2,293,634 Bonus Interests outstanding, of which 2,272,449 were vested.

  Pursuant to an employment termination agreement, in August 1999 the Company repriced stock options of a former executive officer aggregating 1,745,680 shares. Such options were repriced to $14.90 and became fully vested and exercisable. These options are being accounted for as a variable option grant.

  The Company has expensed $4,371,000, $2,650,000 and $25,328,000 for obligations under these plans for the years ended December 31, 2001, 2000 and 1999, respectively, of which $25,328,000 is included in restructuring and other charges related to employees terminated in 1999. At December 31, 2001, the Company has accrued $45,814,000 for these obligations, of which $40,104,000 is payable in 1,393,599 shares of the Common Stock of the Company, of which 1,042,466 shares were issued in January 2002, and $5,710,000 is payable in cash in April 2002.

  Employee Incentive Plan. In January 2000 the Company approved the adoption of an employee incentive plan (the "Employee Incentive Plan") for eligible employees (the "Participants"), subject to stockholder approval, which was obtained May 4, 2000. In the case of certain named executive officers of the Company (the "Named Executive Officers"), bonus awards are determined solely by the Compensation Committee of the Board of Directors (the "Committee") as follows: (a) objective performance goals, bonus targets and performance measures are pre-established by the Committee at a time when the actual performance relative to the goal remains substantially certain and may be based on such objective business criteria as the Committee may determine, including film performance and EBITDA, among others; (b) the Committee may exercise discretion to reduce an award to a Named Executive Officer by up to 25% so long as such reduction does not result in an increase in the amount of the bonus of any other Participant; and (c) prior to the payment of any bonus to any of the Named Executive Officers, the Committee will certify to the Company's Board of Directors or the Executive Committee that the objective pre-established performance goals upon which such bonus is based have been attained and that the amount of each bonus has been determined solely on the basis of the attainment

                           METRO-GOLDWYN-MAYER INC.

of such goals (subject to the exercise of the negative discretion discussed above). The Company has expensed $13,335,000 and $14,000,000 for obligations under this plan for the years ended December 31, 2001 and 2000, respectively.

  Additionally, the Company issued a stock bonus to certain employees aggregating $2,154,000 and $1,235,000 in the years ended December 31, 2000 and 1999, respectively.

Note 10--Income Taxes

  The Company's domestic and foreign tax liability balances consist of the following (in thousands):

                                                        December 31, December 31
                                                            2001        2000
                                                        ------------ -----------
   Current.............................................   $31,865      $34,056
   Deferred............................................       --           --
                                                          -------      -------
                                                          $31,865      $34,056
                                                          =======      =======

  The income tax effects of temporary differences between book value and tax basis of assets and liabilities are as follows (in thousands):

                                                        December 31, December 31
                                                            2001        2000
                                                        ------------ -----------
   Deferred tax assets:
     Film and television costs.........................  $ 289,621    $ 250,768
     Participations and residuals payable..............     28,924       24,923
     Reserves and investments..........................     61,897       56,949
     Net miscellaneous tax assets......................     48,281       43,691
     Operating loss carryforwards......................    161,122      123,225
                                                         ---------    ---------
       Subtotal, gross deferred tax assets.............    589,845      499,556
     Valuation allowance...............................   (372,542)    (396,362)
                                                         ---------    ---------
       Total deferred tax assets.......................    217,303      103,194
                                                         ---------    ---------
   Deferred tax liabilities:
     Film revenue......................................    (48,498)     (69,166)
     Purchased film costs..............................    (23,794)     (26,529)
     Goodwill..........................................     (9,839)      (7,499)
     Acquired partnership interests....................   (135,172)         --
                                                         ---------    ---------
       Total deferred tax liabilities..................   (217,303)    (103,194)
                                                         ---------    ---------
   Net deferred tax liability..........................  $     --     $     --
                                                         =========    =========

  At December 31, 2001, the Company and its subsidiaries for U.S. federal income tax purposes had a net operating loss carryforward of $413,134,000, which expires in various years between 2011 and 2021. Under U.S. tax rules enacted in 1997, net operating losses generated in tax years beginning before August 6, 1997 may be carried forward for 15 years while losses generated in subsequent tax years may be carried forward 20 years. Presently, there are no limitations on the use of these carryforwards.

  At December 31, 2001, the Company has determined that deferred tax assets in the amount of $372,542,000 do not satisfy the recognition criteria set forth in SFAS No. 109, "Accounting for Income Taxes." Accordingly, a valuation allowance has been recorded by the Company for this amount.

                           METRO-GOLDWYN-MAYER INC.

  Details of the provision for income taxes are as follows (in thousands):

                                                   Year Ended December 31,
                                                 -----------------------------
                                                   2001      2000      1999
                                                 --------  --------  ---------
   Current taxes:
     Foreign taxes.............................. $ 14,297  $ 12,480  $   9,801
     Federal and state taxes....................      --      1,000        --
   Deferred taxes:
     Federal and state taxes....................   23,820   (27,734)  (140,584)
     Adjustment for change in valuation
      allowance.................................  (23,820)   27,734    140,584
                                                 --------  --------  ---------
   Total tax provision.......................... $ 14,297  $ 13,480  $   9,801
                                                 ========  ========  =========

  The following is a summary reconciliation of the federal tax rate to the effective tax rate:

                                                  Year Ended December 31,
                                                  -----------------------------
                                                   2001       2000       1999
                                                  -------    -------    -------
   Federal tax rate on pre-tax book income
    (loss).......................................     (35)%       35 %      (35)%
   Goodwill and other permanent differences......       1          9          1
   Foreign taxes, net of available federal tax
    benefit......................................       2         14          2
   Loss carryforward and other tax attributes
    (benefited) not benefited....................      35        (37)        34
                                                  -------    -------    -------
   Effective tax rate............................       3 %       21 %        2 %
                                                  =======    =======    =======

  The Company has various foreign subsidiaries formed or acquired to produce or distribute motion pictures outside the United States. In the opinion of management, the earnings of these subsidiaries are not permanently invested outside the United States. Pursuant to APB Opinion No. 23, "Accounting For Income Taxes-Special Areas," tax expense has accordingly been provided for these unremitted earnings.

Note 11--Retirement Plans

  The Company has a non-contributory retirement plan (the "Basic Plan") covering substantially all regular full-time, non-union employees. Benefits are based on years of service and compensation, as defined. The Company's disclosures are in accordance with SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits," which revised employers' disclosures about pension and post-retirement benefit plans.

                           METRO-GOLDWYN-MAYER INC.

  As of December 31, 2000, the Company has amended the Basic Plan to cease benefit accruals. This amendment resulted in a curtailment, the effect of which has been presented in the following tables. Reconciliation of the funded status of the plans and the amounts included in the Company's consolidated balance sheets are as follows (in thousands):

                                                       December 31, December 31,
                                                           2001         2000
                                                       ------------ ------------
   Projected benefit obligations:
     Beginning obligations...........................    $14,542      $13,840
     Service cost....................................        --         1,459
     Interest cost...................................      1,072        1,230
     Actuarial loss .................................        465        1,282
     Curtailments....................................        --        (2,770)
     Benefits paid...................................       (366)        (499)
                                                         -------      -------
       Ending obligations............................    $15,713      $14,542
                                                         =======      =======
   Fair value of plan assets (primarily debt
    securities):
     Beginning fair value............................    $14,688      $13,640
     Actual return on plan assets....................       (174)         313
     Employer contributions..........................        617        1,234
     Benefits paid...................................       (366)        (499)
                                                         -------      -------
       Ending fair value.............................    $14,765      $14,688
                                                         =======      =======
   Funded status of the plans:
     Projected benefit obligations...................    $15,713      $14,542
     Plan assets at fair value.......................     14,765       14,688
                                                         -------      -------
     Projected benefit obligations in excess of (less
      than) plan assets..............................       (948)         146
     Unrecognized net asset as of beginning of year..        (81)        (100)
     Unrecognized net (gain) loss....................      2,095       (1,214)
     Unrecognized prior service credit...............       (107)        (121)
     Effect of curtailment...........................        --         1,588
                                                         -------      -------
       Net balance sheet asset.......................    $   959      $   299
                                                         =======      =======

  Key assumptions used in the actuarial computations were as follows:

   Discount rate.....................................       7.25%        7.50%
                                                         =======      =======
   Long-term rate of return on assets................       7.25%        7.25%
                                                         =======      =======
   Rate of increase in future compensation levels....        N/A         5.00%
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

                           METRO-GOLDWYN-MAYER INC.

  Pension cost includes the following components (in thousands):

                                                        Year Ended December
                                                                31,
                                                       ------------------------
                                                        2001     2000     1999
                                                       -------  -------  ------
   Service cost....................................... $   --   $ 1,459  $1,681
   Interest cost on projected benefit obligation......   1,072    1,230   1,070
   Expected return on plan assets.....................  (1,080)  (1,210)   (857)
   Net amortization and deferral......................     (34)     (34)     43
   Recognized curtailment gain........................     --    (1,588)    --
                                                       -------  -------  ------
       Net periodic pension (benefit) cost............ $   (42) $  (143) $1,937
                                                       =======  =======  ======

  A significant number of the Company's production employees are covered by union sponsored, collectively bargained multi-employer pension plans. The Company contributed approximately $11,541,000, $11,577,000 and $6,884,000, respectively, for such plans for the years ended December 31, 2001, 2000 and 1999. Information from the plans' administrators is not sufficient to permit the Company to determine its share of unfunded vested benefits, if any.

  The Company also provides each of its employees, including its officers, who have completed one year of service with the Company the opportunity to participate in the MGM Savings Plan (the "Savings Plan"). The Company contributed approximately $2,653,000, $1,285,000 and $1,350,000, respectively, to the Savings Plan in the years ended December 31, 2001, 2000 and 1999.

Note 12--Related Party Transactions

  In February 1980, a predecessor-in-interest to the Company granted to a predecessor-in-interest to MGM Grand, Inc. an exclusive open-ended royalty-free license, which was amended in 1998. Pursuant to the license, as amended, MGM Grand Inc. (now known as "MGM MIRAGE") has the right to use certain trademarks that include the letters "MGM," as well as logos and names consisting of or related to stylized depictions of a lion, in its resort hotel and/or gaming businesses and other businesses that are not related to filmed entertainment. The Company did not receive any monetary compensation for this license. In June 2000, in consideration of the payment to the Company of an annual royalty of $1,000,000, such license was further amended to permit MGM Grand, Inc. to use the letters "MGM" combined with the name "Mirage" in the same manner and to the same extent that it was permitted theretofore to use the name "MGM Grand." Tracinda owns a majority of the outstanding common stock of MGM MIRAGE, the parent of MGM Grand Hotel, Inc. ("Grand Hotel"). In consideration of this further grant of rights, MGM MIRAGE paid the Company $1,000,000 in each of the years ended December 31, 2001 and 2000. Subsequent annual payments are due on each anniversary date thereafter. Additionally, the Company and affiliates of Tracinda occasionally conduct cross-promotional campaigns, in which the Company's motion pictures and the affiliates' hotels are promoted together; however, the Company believes that the amounts involved are immaterial.

  The Company and Grand Hotel have an ongoing relationship whereby Grand Hotel can utilize key art, still photographs of artwork and one minute film clips from certain of the Company's motion picture releases on an as-needed basis. The Company did not receive any monetary compensation for the use of these assets.

  The Company periodically sells to Grand Hotel and certain of its affiliates, on a wholesale basis, videocassettes and other merchandise such as baseball caps, clothing, keychains and watches bearing the Company's trademarks and logos for resale to consumers in retail shops located within Grand Hotel's hotels. In December 2000, pursuant to a Merchandise License Agreement, the Company granted a subsidiary of MGM MIRAGE the right to use certain of the Company's trademarks and logos in connection with the retail sale of merchandise at MGM MIRAGE's properties. The Company receives royalties based on retail sales of the licensed merchandise. The agreement has a term of five years, subject to the MGM MIRAGE's right to extend the term for one additional five-year period and its option to terminate the agreement at any time upon 60 days'

                           METRO-GOLDWYN-MAYER INC.

notice. During the years ended December 31, 2001, 2000 and 1999, the Company recognized licensing and royalty revenues of $9,000, $6,000 and $17,000, respectively.

  In July 2001, the Company entered into an agreement with Grand Hotel for the licensing of the MGM logo on slot machines for one year, with two one-year options to renew. The Company recognized licensing revenue of $200,000 during the year ended December 31, 2001 with respect to this agreement.

  From time to time, the Company charters airplanes from MGM MIRAGE and Tracinda for use in the Company's business. The Company believes that the terms of the charter arrangements are no less favorable to the Company than those that could be obtained from unrelated third parties. During the years ended December 31, 2001, 2000 and 1999, the aggregate of the payments made to MGM MIRAGE and/or Tracinda for such charters were approximately $271,000, $98,000 and $149,000, respectively.

  From time to time, the Company reserves hotel rooms from MGM MIRAGE for use by key exhibitors. For the year ended December 31, 2001, the aggregate amount paid by the Company for such rooms was approximately $32,000.

  In 1994, in connection with the formation of Movie Network Channels, a joint venture in which the Company has a non-controlling interest, the Company licensed to the joint venture certain of its current theatrical and television motion pictures, as well as a number of its library pictures, for distribution on Australian pay television. The agreement expires on June 30, 2005, with all motion pictures covered by the agreement reverting to the Company within one year after that date, but both the Company and Movie Network Channels have the right to extend the license for a further four years. The Company receives a license fee for each picture that is based on the number of Movie Network Channel's subscribers. The Company recognized such license fee revenues of $3,249,000, $3,273,000 and $3,261,000 during the years ended December 31,
2001, 2000 and 1999, respectively. The Company believes that the terms of the agreement are no less favorable to the Company than those contained in its licenses with unaffiliated licensees.

  The Company, under various agreements, licenses the right to distribute certain motion picture and television product in the domestic television market to the Rainbow Media cable channels, in which the Company acquired a 20 percent equity interest on April 2, 2001. During the year ended December 31, 2001, the Company recognized revenues of $6,158,000 under these licensing arrangements. The Company believes that the terms of these agreements are no less favorable to the Company than those contained in its licenses with unaffiliated licensees.

  The Company has equity interests ranging from five percent to 50 percent in certain television channels located in various international territories, in which the Company licenses certain library pictures and theatrical motion pictures and television series, miniseries and made-for-television movies produced or distributed by the Company during the terms of the agreements. The Company recognized aggregate license fees under these agreements of $24,107,000, $23,861,000 and $12,072,000 during the years ended December 31,
2001, 2000 and 1999, respectively.

  The Company had an exclusive producer overhead arrangement with FGM Entertainment for the services of Frank Mancuso, Jr., the son of the Company's former Chairman of the Board and Chief Executive Officer, which was terminated on August 2, 1999. FGM Entertainment, a company wholly owned by Mr. Mancuso, Jr., received $400,000 each year, subject to five to ten percent annual increases, for overhead expenses, as well as a development fund and a production fund to pay for the costs of developing and producing projects. Pursuant to this arrangement, the Company paid Mr. Mancuso, Jr. approximately $1,043,000 during the year ended December 31, 1999. Pursuant to the termination agreement, the Company's obligation to fund overhead ceased, Mr. Mancuso Jr. acquired a feature film produced by the Company for $3,000,000, and Mr. Mancuso Jr. obtained the right to acquire certain projects developed by him pursuant to a turnaround arrangement.

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

Note 13--Segment Information

  The Company applies the disclosure provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company's business units have been aggregated into four reportable operating segments: feature films, television programming, cable channels and other (see Note 1). Due to the significant acquisitions of cable channels in 2001, the Company has separated cable channels as a reportable operating segment, and reclassified such amounts from the other operating segment in prior years. The factors for determining the reportable segments were based on the distinct nature of their operations. They are managed as separate business units because each requires and is responsible for executing a unique business strategy. Income or losses of industry segments and geographic areas, other than those accounted for under the equity method, exclude interest income, interest expense, goodwill amortization, income taxes and other unallocated corporate expenses. Identifiable assets are those assets used in the operations of the segments. Corporate assets consist of cash, certain corporate receivables and intangibles. Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):

                                                 Year Ended December 31,
                                             ----------------------------------
                                                2001        2000        1999
                                             ----------  ----------  ----------
Revenues
  Feature films............................. $1,217,969  $1,058,296  $  888,303
  Television programs.......................    137,967     139,229     205,719
  Cable channels............................     77,674      32,744      15,205
  Other.....................................     31,595      39,922      48,411
                                             ----------  ----------  ----------
    Subtotal................................  1,465,205   1,270,191   1,157,638
  Less: unconsolidated companies............    (77,674)    (32,744)    (15,205)
                                             ----------  ----------  ----------
  Consolidated revenues..................... $1,387,531  $1,237,447  $1,142,433
                                             ==========  ==========  ==========

                            METRO-GOLDWYN-MAYER INC.

                                                Year Ended December 31,
                                            ----------------------------------
                                               2001        2000        1999
                                            ----------  ----------  ----------
Segment Income (Loss)
  Feature films............................ $  101,842  $  200,478  $  (77,590)
  Television programs......................     12,715      (2,649)     27,602
  Cable channels...........................     (2,421)      1,953      (6,325)
  Other....................................     14,081      17,768      26,006
                                            ----------  ----------  ----------
    Subtotal...............................    126,217     217,550     (30,307)
  Less: unconsolidated companies...........      2,421      (1,953)      6,325
                                            ----------  ----------  ----------
  Consolidated segment income (loss)....... $  128,638  $  215,597  $  (23,982)
                                            ==========  ==========  ==========

Identifiable Assets
  Feature films............................ $2,183,488  $2,479,639  $2,255,693
  Television programs......................    334,886     401,776     423,204
  Cable channels...........................    845,042      12,403       9,203
  Other....................................      9,857      14,772      18,104
                                            ----------  ----------  ----------
  Consolidated segment assets.............. $3,373,273  $2,908,590  $2,706,204
                                            ==========  ==========  ==========

Capital Expenditures
  Feature films............................ $    8,554  $   10,493  $   12,691
  Television programs......................      1,312       1,700       2,102
  Other....................................         39          66          90
                                            ----------  ----------  ----------
  Consolidated capital expenditures........ $    9,905  $   12,259  $   14,883
                                            ==========  ==========  ==========

Depreciation Expense
  Feature films............................ $   15,733  $   11,909  $    8,187
  Television programs......................      2,414       1,930       1,356
  Cable channels...........................      1,115         311         296
  Other....................................         71          74          58
                                            ----------  ----------  ----------
  Subtotal.................................     19,333      14,224       9,897
  Less: unconsolidated companies...........     (1,115)       (311)       (296)
                                            ----------  ----------  ----------
  Consolidated segment depreciation........ $   18,218  $   13,913  $    9,601
                                            ==========  ==========  ==========

  The following table presents the details of other operating segment income:

                                                Year Ended December 31,
                                            ----------------------------------
                                               2001        2000        1999
                                            ----------  ----------  ----------
Licensing and merchandising................ $    6,460  $    5,666  $    4,763
Interactive media..........................      3,586       9,381       1,309
Music......................................      7,593       6,111       7,202
Other......................................     (3,558)     (3,390)     12,732
                                            ----------  ----------  ----------
                                            $   14,081  $   17,768  $   26,006
                                            ==========  ==========  ==========

                           METRO-GOLDWYN-MAYER INC.

  The following is a reconciliation of reportable segment income (loss) to income (loss) from operations before provision for income taxes:

                                                    Year Ended December 31,
                                                  -----------------------------
                                                    2001      2000      1999
                                                  --------  --------  ---------
   Segment income (loss)........................  $128,638  $215,597  $ (23,982)
   General and administrative expenses..........   (92,692)  (89,419)   (82,515)
   Severance and related (costs) recoveries.....       --      3,715    (76,158)
   Contract termination fee.....................       --        --    (225,000)
   Depreciation and non-film amortization.......   (32,952)  (28,648)   (24,454)
                                                  --------  --------  ---------
     Operating income (loss)....................     2,994   101,245   (432,109)
   Equity in net earnings (losses) of
    affiliates..................................    (2,421)    1,953     (6,325)
   Interest expense, net of amounts capitalized.   (51,494)  (51,425)   (86,445)
   Interest and other income, net...............     9,478    12,706      3,770
                                                  --------  --------  ---------
     Income (loss) from operations before
      provision for income taxes................  $(41,443) $ 64,479  $(521,109)
                                                  ========  ========  =========

  The following is a reconciliation of reportable segment assets to consolidated total assets:

                                                   Year Ended December 31,
                                               --------------------------------
                                                  2001       2000       1999
                                               ---------- ---------- ----------
   Total assets for reportable segments....... $3,373,273 $2,908,590 $2,706,204
   Goodwill not allocated to segments.........    516,706    531,440    546,173
   Other unallocated amounts .................     33,185    108,160    171,984
                                               ---------- ---------- ----------
     Consolidated total assets................ $3,923,164 $3,548,190 $3,424,361
                                               ========== ========== ==========

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

                                                   Year Ended December 31,
                                               --------------------------------
                                                  2001       2000       1999
                                               ---------- ---------- ----------
   United States and Canada................... $  872,056 $  669,158 $  648,857
   Europe.....................................    364,663    372,308    338,811
   Asia and Australia.........................     97,925    138,672    106,965
   Other......................................     52,887     57,309     47,800
                                               ---------- ---------- ----------
                                               $1,387,531 $1,237,447 $1,142,433
                                               ========== ========== ==========

Note 14--Commitments and Contingencies

  Leases. The Company has operating leases for offices and equipment. Certain property leases include provisions for increases over base year rents as well as for escalation clauses for maintenance and other building operations. Rent expense was approximately $18,499,000, $17,264,000 and $16,528,000 for the
years ended December 31, 2001, 2000 and 1999, respectively.

  Employment Agreements. The Company has employment agreements with various principal officers and employees. The agreements provide for minimum salary levels as well as, in some cases, bonuses.

                           METRO-GOLDWYN-MAYER INC.

  Creative Talent Agreements. The Company has entered into contractual agreements for creative talent related to future film production. Such amounts are scheduled to be paid through 2004.

  Future minimum annual commitments under bank and other debt agreements, non-cancelable operating leases, employment agreements, creative talent agreements and letters of credit as of December 31, 2001 are as follows (in thousands):

                                                                       There-
                           2002     2003     2004     2005     2006    after     Total
                         -------- -------- -------- -------- -------- -------- ----------
Bank and other debt..... $234,331 $108,689 $103,666 $103,000 $286,500 $    --  $  836,186
Operating leases........   10,976   14,826   16,394   16,455   17,042  238,931    314,624
Employment agreements...   36,485   24,852    9,484       18        2      --      70,841
Creative talent
 agreements.............   21,761    3,956      688      --       --       --      26,405
Letters of credit.......   20,038       90      --       --       --       --      20,128
                         -------- -------- -------- -------- -------- -------- ----------
Total................... $323,591 $152,413 $130,232 $119,473 $303,544 $238,931 $1,268,184
                         ======== ======== ======== ======== ======== ======== ==========

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

  The Company has provided an accrual for pending litigation as of December 31, 2001 in accordance with SFAS No. 5, "Accounting for Contingencies." In the opinion of Company management, any liability under pending litigation is not expected to be material in relation to the Company's financial condition or results of operations.

Note 15--Supplementary Cash Flow Information

  The Company paid interest, net of capitalized interest, of $43,833,000, $43,936,000 and $74,054,000 during the years ended December 31, 2001, 2000 and
1999, respectively. The Company paid income taxes of $14,751,000, $12,829,000 and $13,037,000 during the years ended December 31, 2001, 2000 and 1999, respectively.

  During the year ended December 31, 2000, the Company issued to certain employees a stock grant of 47,300 shares of common stock valued at $2,154,000. During the year ended December 31, 1999, the Company issued to certain employees a stock grant of 42,300 shares of common stock valued at $1,235,000.

  Net cash provided by operating activities for the year ended December 31, 1999 reflects a $225,000,000 payment to WHV representing the consideration paid by the Company for the early expiration of the WHV Agreement (see Note
3).

                           METRO-GOLDWYN-MAYER INC.

Note 16--Quarterly Financial Data (Unaudited)

  Certain quarterly information is presented below (in thousands):

                                       First     Second     Third     Fourth
                                      Quarter    Quarter   Quarter   Quarter
                                     ---------  ---------  --------  --------
2001:
Revenues............................ $ 343,896  $ 274,859  $393,310  $375,466
Operating income (loss)............. $  (9,321) $ (43,946) $    969  $ 55,292
Interest expense, net of amounts
 capitalized........................ $  (9,453) $ (13,475) $(14,287) $(14,279)
Cumulative effect of accounting
 change............................. $(382,318) $     --   $    --   $    --
Net income (loss)................... $(399,839) $ (61,305) $(15,975) $ 39,061
Basic and diluted income (loss) per
 share, before cumulative effect of
 accounting change.................. $   (0.08) $   (0.26) $  (0.07) $   0.16
Basic and diluted income (loss) per
 share.............................. $   (1.86) $   (0.26) $  (0.07) $   0.16

2000:
Revenues............................ $ 338,995  $ 294,486  $311,777  $292,189
Operating income.................... $  19,917  $  18,169  $ 36,669  $ 28,443
Interest expense, net of amounts
 capitalized........................ $ (14,893) $ (14,722) $(12,583) $ (9,227)
Net income.......................... $   5,215  $   6,294  $ 27,115  $ 12,375
Basic and diluted income per share.. $     .03  $     .03  $    .13  $    .06

1999:
Revenues............................ $ 258,643  $ 212,274  $299,310  $372,206
Operating income (loss)............. $(286,163) $(227,463) $ 34,378  $ 40,814
Interest expense, net of amounts
 capitalized........................ $ (19,019) $ (22,219) $(22,807) $(22,400)
Net income (loss)................... $(306,621) $(249,807) $ 10,344  $ 15,174
Basic and diluted income (loss) per
 share.............................. $   (2.03) $   (1.65) $    .07  $    .08

  The Company adopted SOP 00-2 on January 1, 2001 and recorded a one-time, non-cash cumulative effect charge to earnings of $382,318,000, primarily to reduce the carrying value of its film and television costs (see Note 1).

  The Company regularly reviews, and revises when necessary, its total revenue estimates on an individual title basis. These revisions can result in significant quarter-by-quarter fluctuations in film write-downs and amortization. The results of operations for the fourth quarter of 2001 were positively impacted by reduced film amortization rates due to a significant increase in digital video disc revenues and new television licensing agreements. The favorable impact of these items was partially offset by advertising costs incurred for unreleased film product as of December 31, 2001, which in 2001 are required to be expensed under the new accounting rules. The net favorable impact of these items on our operating income in the fourth quarter of 2001 aggregated approximately $12,504,000.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Metro-Goldwyn-Mayer Inc.:

  We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of Metro-Goldwyn-Mayer Inc. included in this Report on Form 10-K and have issued our report thereon dated February 4, 2002. Our report on the financial statements includes an explanatory paragraph with respect to the change in method of accounting for film and television costs and for derivative instruments and hedging activities in 2001 as discussed in Note 1 to the financial statements. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

Arthur Andersen LLP

Los Angeles, California
February 4, 2002

                SCHEDULE I: FINANCIAL INFORMATION OF REGISTRANT

                            METRO-GOLDWYN-MAYER INC.
                                 (PARENT ONLY)

                                 BALANCE SHEETS
                       (in thousands, except share data)

                                                      December 31,  December 31,
                                                          2001          2000
                                                      ------------  ------------
                       ASSETS
                       ------

Investments and advances to affiliates............... $ 2,489,482    $2,309,687
                                                      ===========    ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Liabilities.......................................... $       --     $      --

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 25,000,000 shares
   authorized, none issued...........................         --            --
  Common stock, $.01 par value, 500,000,000 shares
   authorized, 239,629,500 and 207,217,585 shares
   issued and outstanding............................       2,396         2,072
  Additional paid-in capital.........................   3,717,767     3,072,611
  Deficit............................................  (1,203,565)     (765,507)
  Accumulated other comprehensive income (loss)......     (27,116)          511
                                                      -----------    ----------
    Total stockholders' equity.......................   2,489,482     2,309,687
                                                      -----------    ----------
                                                      $ 2,489,482    $2,309,687
                                                      ===========    ==========



  The accompanying Notes to Financial Statements are an integral part of these statements.

                            METRO-GOLDWYN-MAYER INC.
                                 (PARENT ONLY)

                            STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)

                                              Year Ended December 31,
                                        -------------------------------------
                                           2001         2000         1999
                                        -----------  -----------  -----------
Revenues............................... $       --   $       --   $       --
Expenses:
  Equity in net (profit) losses of
   subsidiaries........................     438,058      (50,999)     530,910
                                        -----------  -----------  -----------
    Total expenses.....................     438,058      (50,999)     530,910
                                        -----------  -----------  -----------
Net income (loss)...................... $  (438,058) $    50,999  $  (530,910)
                                        ===========  ===========  ===========
Income (loss) per share:
  Basic................................ $     (1.89) $      0.25  $     (3.36)
                                        ===========  ===========  ===========
  Diluted.............................. $     (1.89) $      0.24  $     (3.36)
                                        ===========  ===========  ===========
Weighted average number of common
 shares outstanding:
  Basic................................ 232,082,403  204,797,589  158,015,955
  Diluted.............................. 232,082,403  210,313,274  158,015,955



  The accompanying Notes to Financial Statements are an integral part of these statements.

                            METRO-GOLDWYN-MAYER INC.
                                 (PARENT ONLY)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (in thousands, except share data)

                                                                                             Accum.
                    Preferred Stock       Common Stock                            Compre-    Other
                   ------------------  ------------------   Add'l     Retained    hensive   Compre-    Less:        Total
                     No. of      Par     No. of     Par    Paid-in    Earnings     Income   hensive   Treasury  Stockholders'
                     Shares     Value    Shares    Value   Capital    (Deficit)    (Loss)    Income    Stock       Equity
                   -----------  -----  ----------- ------ ---------- -----------  --------  --------  --------  -------------
Balance December
 31, 1998........          --   $ --   150,856,424 $1,509 $2,203,490 $  (285,596) $    --   $    254  $   --     $1,919,657
Acquisition of
 treasury stock,
 at cost.........          --     --           --     --         --          --        --        --    (2,040)       (2,040)
Common stock
 issued in 1999
 rights offering,
 net.............          --     --    49,714,554    497    714,741         --        --        --       --        715,238
Common stock
 issued to
 directors,
 officers and
 employees, net..          --     --       848,353      8     11,408         --        --        --     2,036        13,452
Amortization of
 deferred stock
 compensation....          --     --           --     --       1,365         --        --        --       --          1,365
Comprehensive
 income (loss):
 Net loss........          --     --           --     --         --     (530,910) (530,910)      --       --       (530,910)
 Foreign currency
  translation
  adjustment.....          --     --           --     --         --          --         62        62      --             62
                                                                                  --------
 Comprehensive
  loss...........          --     --           --     --         --          --   (530,848)      --       --            --
                   -----------  -----  ----------- ------ ---------- -----------  --------  --------  -------    ----------
Balance December
 31, 1999........          --     --   201,419,331  2,014  2,931,004    (816,506)      --        316       (4)    2,116,824
Common stock
 issued to
 outside parties,
 net.............          --     --     5,363,800     54    133,330         --        --        --       --        133,384
Common stock
 issued to
 directors,
 officers and
 employees, net..          --     --       434,454      4      8,277         --        --        --         4         8,285
Comprehensive
 income (loss):
 Net income......          --     --           --     --         --       50,999    50,999       --       --         50,999
 Foreign currency
  translation
  adjustment.....          --     --           --     --         --          --        152       152      --            152
 Unrealized gains
  on securities..          --     --           --     --         --          --         43        43      --             43
                                                                                  --------
 Comprehensive
  income.........          --     --           --     --         --          --     51,194       --       --            --
                   -----------  -----  ----------- ------ ---------- -----------  --------  --------  -------    ----------
Balance December
 31, 2000........          --     --   207,217,585  2,072  3,072,611    (765,507)      --   $    511  $   --     $2,309,687
Preferred stock
 issued to
 Tracinda, net...   15,715,667    157          --     --     324,843         --        --        --       --        325,000
Conversion of
 preferred stock
 into common
 stock...........  (15,715,667)  (157)  15,715,667    157        --          --        --        --       --            --
Common stock
 issued to
 outside parties,
 net.............          --     --    16,080,590    161    310,478         --        --        --       --        310,639
Common stock
 issued to
 directors,
 officers and
 employees, net..          --     --       615,658      6      9,835         --        --        --       --          9,841
Comprehensive
 income (loss):
 Net loss........          --     --           --     --         --     (438,058) (438,058)      --       --       (438,058)
 Cumulative
  effect of
  accounting
  change.........          --     --           --     --         --          --        469       469      --            469
 Unrealized loss
  on derivative
  instruments....          --     --           --     --         --          --    (27,523)  (27,523)     --        (27,523)
 Unrealized loss
  on securities..          --     --           --     --         --          --       (240)     (240)     --           (240)
 Foreign currency
  translation
  adjustments....          --     --           --     --         --          --       (333)     (333)     --           (333)
                                                                                  --------
 Comprehensive
  loss...........          --     --           --     --         --          --   (465,685)      --       --            --
                   -----------  -----  ----------- ------ ---------- -----------  --------  --------  -------    ----------
Balance December
 31, 2001........          --   $ --   239,629,500 $2,396 $3,717,767 $(1,203,565) $    --   $(27,116) $   --     $2,489,482
                   ===========  =====  =========== ====== ========== ===========  ========  ========  =======    ==========

  The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                            METRO-GOLDWYN-MAYER INC.
                                 (PARENT ONLY)

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                  Year Ended December 31,
                                               -------------------------------
                                                 2001       2000       1999
                                               ---------  ---------  ---------
Operating activities:
  Net income (loss)........................... $(438,058) $  50,999  $(530,910)
  Adjustments to reconcile net income from
   operations to net cash used by operating
   activities:
    (Profit) losses on equity investments,
     net......................................   438,058    (50,999)   530,910
                                               ---------  ---------  ---------
    Net cash from operating activities........       --         --         --
                                               ---------  ---------  ---------
Financing activities:
  Proceeds from issuance of preferred stock to
   Tracinda...................................   325,000        --         --
  Proceeds from issuance of equity securities
   to outside parties.........................   310,766    133,384     73,184
  Proceeds from issuance of equity securities
   to related parties.........................     6,941      4,849    646,291
  Net intercompany advances...................  (642,707)  (138,233)  (719,475)
                                               ---------  ---------  ---------
    Net cash from financing activities........       --         --         --
                                               ---------  ---------  ---------
Net change in cash and cash equivalents.......       --         --         --
Cash and cash equivalents at beginning of
 period.......................................       --         --         --
                                               ---------  ---------  ---------
Cash and cash equivalents at end of the
 period....................................... $     --   $     --   $     --
                                               =========  =========  =========


  The accompanying Notes to Financial Statements are an integral part of these statements.

                           METRO-GOLDWYN-MAYER INC.
                                 (PARENT ONLY)

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 2001

Note 1--Basis of Presentation and Comprehensive Income (Loss)

  Basis of Presentation. The accompanying financial statements include the accounts of Metro-Goldwyn-Mayer Inc. ("MGM" or "the Company") presented on a separate company (parent only) basis. MGM is a Delaware corporation formed on July 10, 1996 specifically to acquire MGM Studios, and is majority owned by an investor group comprised of Tracinda Corporation and a corporation that is principally owned by Tracinda Corporation, and certain current and former executive officers of the Company. The acquisition of MGM Studios by MGM was completed on October 10, 1996, at which time MGM commenced principal operations. MGM acquired Orion Pictures Corporation and its majority owned subsidiaries on July 10, 1997.

  Comprehensive Income (Loss). The Company computes comprehensive income pursuant to SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components in financial statements and thereby reports a measure of all changes in equity of an enterprise that result from transactions and other economic events other than transactions with owners. Total comprehensive income (loss) for the Company includes net earnings (loss) and other comprehensive income items, including unrealized loss on derivative instruments, unrealized loss on securities and cumulative foreign currency translation adjustments. Components of other comprehensive income (loss) are shown below (in thousands):

                                                    Year Ended December 31,
                                                  ----------------------------
                                                    2001      2000     1999
                                                  ---------  ------- ---------
   Net income (loss)............................. $(438,058) $50,999 $(530,910)
   Other comprehensive income (loss):
     Cumulative effect of accounting change for
      derivative instruments.....................       469      --        --
     Unrealized loss on derivative instruments...   (27,523)     --        --
     Unrealized gain (loss) on securities........      (240)      43       --
   Cumulative foreign currency translation
    adjustments..................................      (333)     152        62
                                                  ---------  ------- ---------
       Total comprehensive income (loss)......... $(465,685) $51,194 $(530,848)
                                                  =========  ======= =========

  Components of accumulated other comprehensive income (loss) are shown below (in thousands):

                            Unrealized                              Accumulated
                              loss on     Unrealized   Cumulative      other
                            derivative  gain (loss) on translation comprehensive
                            instruments   securities   adjustments income (loss)
                            ----------- -------------- ----------- -------------
   Balance at December 31,
    1999...................  $    --        $ --          $ 316      $    316
   Current year change.....       --           43           152           195
                             --------       -----         -----      --------
   Balance at December 31,
    2000...................       --           43           468           511
   Cumulative effect of
    accounting change......       469         --            --            469
   Current year change.....   (27,523)       (240)         (333)      (28,096)
                             --------       -----         -----      --------
   Balance at December 31,
    2001...................  $(27,054)      $(197)        $ 135      $(27,116)
                             ========       =====         =====      ========

                           METRO-GOLDWYN-MAYER INC.
                                 (PARENT ONLY)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


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

                            METRO-GOLDWYN-MAYER INC.

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (In thousands)

                                          Additions
                                     ----------------------
                          Balance at Charged to                         Balance
                          Beginning  Costs and                          at End
                          of Period   Expenses     Acquired Deductions of Period
                          ---------- ----------    -------- ---------- ---------
Year Ended December 31,
 2001:
  Reserve for allowances
   and doubtful accounts.  $22,947      1,442         --        1,784   $26,173
                           =======                                      =======
  Reserve for home
   entertainment
   inventory
   obsolescence,
   shrinkage and
   reduplication.........  $ 8,920      5,406         --          --    $14,326
                           =======                                      =======
  Reserve for severance
   and other costs under
   corporate
   restructuring program.  $26,715      4,109         --       (1,620)  $29,204
                           =======                                      =======
  Reserve for contract
   termination costs.....  $ 2,000        --          --       (2,000)  $   --
                           =======                                      =======
Year Ended December 31,
 2000:
  Reserve for allowances
   and doubtful accounts.  $20,985      3,545         --       (1,583)  $22,947
                           =======                                      =======
  Reserve for home
   entertainment
   inventory
   obsolescence,
   shrinkage and
   reduplication.........  $ 6,795      8,920         --       (6,795)  $ 8,920
                           =======                                      =======
  Reserve for severance
   and other costs under
   corporate
   restructuring program.  $32,912      1,285         --       (7,482)  $26,715
                           =======                                      =======
  Reserve for contract
   termination costs.....  $32,100     (5,000)(1)     --      (25,100)  $ 2,000
                           =======                                      =======
  Reserve for pre-release
   film inventory........  $69,629        --          --      (69,629)  $   --
                           =======                                      =======
Year Ended December 31,
 1999:
  Reserve for allowances
   and doubtful accounts.  $23,220      3,425       5,125     (10,785)  $20,985
                           =======                                      =======
  Reserve for home
   entertainment
   inventory
   obsolescence,
   shrinkage and
   reduplication.........  $   --       6,800         --           (5)  $ 6,795
                           =======                                      =======
  Reserve for severance
   and other costs under
   corporate
   restructuring program.  $ 3,810     48,958         --      (19,856)  $32,912
                           =======                                      =======
  Reserve for contract
   termination costs.....  $   --     257,100         --     (225,000)  $32,100
                           =======                                      =======
  Reserve for pre-release
   film inventory........  $   --     129,388         --      (59,759)  $69,629
                           =======                                      =======

--------
(1) Includes $5,000 recovery of prior year reserves for contract termination costs.

                                 EXHIBIT INDEX

  Exhibit
  Number                           Document Description
  -------                          --------------------
  3.1(2)   Amended and Restated Certificate of Incorporation of the Company
  3.2(7)   Certificate of Amendment to the Amended and Restated Certificate of
            Incorporation of the Company
  3.3(2)   Amended and Restated Bylaws of the Company
 10.1(2)   Amended and Restated Credit Agreement, dated as of October 15, 1997, among the Company, MGM Studios, Orion, certain lenders, Morgan
            Guaranty Trust Company of New York ("Morgan"), as agent and Bank of
            America ("B of A"), as syndication agent**
 10.2(5)   Amendment I to Amended and Restated Credit Agreement, dated as of
            March 30, 1998, among the Company, MGM Studios, Orion, certain lenders, Morgan, as agent and B of A, as syndication agent
 10.3(5)   Amendment II and Waiver I to Amended and Restated Credit Agreement;
            Amendment I to Amended and Restated Holdings Agreement dated as of
            September 9, 1998, among the Company, MGM Studios, Orion, certain lenders, Morgan, as agent and B of A, as syndication agent
 10.4(8)   Amendment III and Waiver I to Amended and Restated Credit Agreement;
            Amendment II to Amended and Restated Holdings Agreement dated as of
            April 30, 1999, among the Company, MGM Studios, Orion, certain lenders, Morgan, as agent and B of A, as syndication agent
 10.5(12)  Second Amended and Restated Credit Agreement, dated as of July 21,
            2000, among MGM Studios, Orion, B of A, as agent, certain lenders and certain L/C issuers**
 10.6(2)   Form of Modification and Cancellation Agreement, dated as of
            November 5, 1997
 10.7(2)   Amended and Restated 1996 Stock Incentive Plan dated as of November
            11, 1997 and form of related Stock Option Agreement*
 10.8(7)   Amendment No. 1 to Amended and Restated 1996 Stock Incentive Plan*
 10.9(6)   Form of Executive Option Exchange Agreement*
 10.10(15) Form of Director Stock Option Agreement Pursuant to the Amended and
            Restated 1996 Stock Incentive Plan*
 10.11(2)  Senior Management Bonus Plan dated as of November 11, 1997 and form of related Bonus Interest Agreement*
 10.12(6)  Bonus Interest Amendment*
 10.13(11) Form of 2000 Employee Incentive Plan*
 10.14(2)  Amended and Restated Employment Agreement of Frank G. Mancuso dated as of August 4, 1997
 10.15(10) Consulting Agreement of Frank G. Mancuso dated as of August 12, 1999
 10.16(2)  Employment Agreement of William A. Jones dated as of October 10,
            1996*
 10.17(13) Amendment to Employment Agreement of William A. Jones dated as of
            July 16, 1999*
 10.18(5)  Employment Agreement of Daniel J. Taylor dated as of August 1, 1997*
 10.19(5)  Amendment to Employment Agreement of Daniel J. Taylor dated as of
            June 15, 1998*
 10.20(13) Amendment to Employment Agreement of Daniel J. Taylor dated as of
            November 1, 2000*
 10.21(9)  Employment Agreement of Christopher J. McGurk dated as of April 28,
            1999*
 10.22(9)  Letter Agreement between the Company and Christopher J. McGurk dated
            April 28, 1999*
 10.23(9)  Employment Agreement of Alex Yemenidjian dated as of April 28, 1999*

  Exhibit
  Number                           Document Description
  -------                          --------------------
 10.24(12) Employment Agreement of Jay Rakow dated as of August 7, 2000*
 10.25(12) Addendum to Employment Agreement of Jay Rakow dated as of August 7,
            2000*
 10.26(12) Employment Agreement of Michael R. Gleason dated August 22, 2000
 10.27(2)  Indemnification Agreement dated as of October 10, 1996--Frank G.
            Mancuso
 10.28(2)  Indemnification Agreement dated as of October 10, 1996--William A.
            Jones
 10.29(2)  Indemnification Agreement dated as of October 10, 1996--James D.
            Aljian
 10.30(2)  Indemnification Agreement dated as of October 10, 1996-- Michael R.
            Gleason
 10.31(2)  Indemnification Agreement dated as of October 10, 1996--Kirk
            Kerkorian
 10.32(2)  Indemnification Agreement dated as of October 10, 1996--Jerome B.
            York
 10.33(3)  Indemnification Agreement dated as of November 7, 1997--Alex
            Yemenidjian
 10.34(3)  Indemnification Agreement dated as of January 28, 1998--Francis Ford
            Coppola
 10.35(5)  Indemnification Agreement dated as of June 15, 1998--Daniel J.
            Taylor
 10.36(6)  Indemnification Agreement dated as of November 12, 1998--Alexander
            M. Haig, Jr.
 10.37(6)  Indemnification Agreement dated as of November 12, 1998--Willie D.
            Davis
 10.38(9)  Indemnification Agreement dated as of April 28, 1999--Christopher J.
            McGurk
 10.39(12) Indemnification Agreement dated as of August 2, 2000--Jay Rakow
 10.40(12) Indemnification Agreement dated as of September 7, 2000--Priscilla
            Presley
 10.41(1)  Indemnification Agreement dated as of February 12, 2001--Henry
            Winterstern
 10.42(2)  Form of Amended and Restated Shareholders Agreement dated as of
            August 4, 1997
 10.43(5)  Form of Waiver and Amendment No. 1 to Amended and Restated
            Shareholders Agreement dated as of August 8, 1998
 10.44(5)  Form of Amendment No. 2 to Amended and Restated Shareholders
            Agreement dated September 1, 1998
 10.45(6)  Form of Waiver and Amendment No. 3 to Amended and Restated
            Shareholders Agreement
 10.46(2)  Form of Amended and Restated Stock Option Agreement between the
            Company and Celsus Financial Corp.
 10.47(2)  Form of Inducement Agreement dated as of November 5, 1997
 10.48(2)  Form of Investment Agreement dated November 12, 1997 between the
            Company and Tracinda
 10.49(4)  1998 Non-Employee Director Stock Plan*
 10.50(14) Agreement between Metro-Goldwyn-Mayer Inc. and Rainbow Media
            Holdings Inc. dated January 31, 2001
 21(1)     List of Subsidiaries of Metro-Goldwyn-Mayer Inc.
 23(1)     Consent of Independent Public Accountants

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

(10) Filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 1999 (File No. 001-13481) and incorporated herein by reference.

(11) Filed as an appendix to the Company's Proxy Statement for the annual meeting held on May 4, 2000 and incorporated herein by reference.

(12) Filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 2000 (File No. 001-13481) and incorporated herein by reference.

(13) Filed as an exhibit to the Company's Form 10-K for the fiscal year ended December 31, 2000 (File No. 001-13481) and incorporated herein by reference.

(14) Filed as an exhibit to the Company's Form 8-K dated January 31, 2001 (File No. 001-13481) and incorporated herein by reference.

(15) Filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2001 (File No. 001-13481) and incorporated herein by reference.