Form 10-K405/A
period 2001-12-31
METRO-GOLDWYN-MAYER INC
filed 2002-03-29
CIK 1026816

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

                                EXPLANATORY NOTE

  The purpose of this amendment is to supplement Item 14(a) of Part IV.

                                    PART IV

Item 14. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

  (a) The following documents are filed as part of this report:

    1. Consolidated Financial Statements

      The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Form 10-K/A at pages 53 to 99.

    2. Financial Statement Schedules

      The financial statement schedules listed in the accompanying Index to Financial Statements are filed as part of this Form 10-K/A at pages 100 to 107.

    3. Exhibits

      The exhibits listed in the accompanying Exhibit Index on pages 108 to 110 are filed as part of this Form 10-K/A.

  (b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the quarter ended December 31, 2001.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2002

                                          METRO-GOLDWYN-MAYER INC.

                                                  /s/ Daniel J. Taylor
                                          By: _________________________________
                                                      Daniel J. Taylor
                                              Senior Executive Vice President
                                                            and
                                                  Chief Financial Officer

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Public Accountants..................................  53

Consolidated Balance Sheets as of December 31, 2001 and 2000..............  54

Consolidated Statements of Operations for the Years Ended December 31,
 2001, 2000 and 1999......................................................  55

Consolidated Statements of Stockholders' Equity for the Years Ended
 December 31, 2001, 2000 and 1999.........................................  56

Consolidated Statements of Cash Flows for the Years Ended December 31,
 2001, 2000 and 1999......................................................  57

Notes to Consolidated Financial Statements................................  58

Financial Statements of Acquired Companies

Independent Auditors' Report..............................................  83

Combined Balance Sheets as of December 31, 2001 and 2000..................  84

Combined Statements of Income for the Years Ended December 31, 2001, 2000
 and 1999.................................................................  85

Combined Statements of Partners' Capital (Deficiency) for the Years Ended
 December 31, 2001, 2000 and 1999.........................................  86

Combined Statements of Cash Flows for the Years Ended December 31, 2001,
 2000 and 1999............................................................  87

Notes to Combined Financial Statements....................................  88

Financial Statement Schedules

Report of Independent Public Accountants.................................. 100

Schedule I: Financial Information of Registrant........................... 101

Schedule II: Valuation and Qualifying Accounts and Reserves............... 107

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

                         INDEPENDENT AUDITORS' REPORT

The Partners
American Movie Classics Company and Bravo Company:

  We have audited the accompanying combined balance sheets of American Movie Classics Company (a general partnership) and subsidiaries and Bravo Company (a general partnership) and subsidiaries (collectively, the "Partnerships"), as of December 31, 2001 and 2000, and the related combined statements of income, partners' capital (deficiency) and cash flows for each of the years in the three-year period ended December 31, 2001. These combined financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Partnerships at December 31, 2001 and 2000, and the combined results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

March 11, 2002
Melville, New York

                AMERICAN MOVIE CLASSICS COMPANY AND SUBSIDIARIES
                                      AND
                         BRAVO COMPANY AND SUBSIDIARIES

                             (General Partnerships)

                            COMBINED BALANCE SHEETS

                           DECEMBER 31, 2001 and 2000
                                 (in thousands)

                                                                 2001     2000
                           ASSETS                              -------- --------
Current assets:
  Cash.......................................................  $ 49,740 $     28
  Trade accounts receivable (less allowance for doubtful
   accounts of $5,289 and $3,227)............................    83,574   56,106
  Trade accounts receivable-affiliates, net of allowance for
   doubtful accounts.........................................     1,028   17,420
  Other receivables-affiliates, net of allowance for doubtful
   accounts..................................................    76,625    5,904
  Note receivable............................................        --    4,000
  Prepaid expenses and other current assets..................     8,387    5,955
  Current feature film inventory, net........................    71,077   61,017
                                                               -------- --------
    Total current assets.....................................   290,431  150,430
Long-term feature film inventory, net........................   338,751  278,502
Plant and equipment, net.....................................    25,854   28,490
Deferred carriage fees, net..................................   158,328   18,914
Deferred costs, net of accumulated amortization of $3,131 and
 $2,095......................................................     1,152    2,629
Intangible assets, net of accumulated amortization of
 $111,250 and $96,210........................................    39,165   54,205
                                                               -------- --------
                                                               $853,681 $533,170
                                                               ======== ========

            LIABILITIES AND PARTNERS' DEFICIENCY
Current liabilities:
  Accounts payable...........................................  $ 24,398 $ 37,131
  Accrued payroll and related costs..........................    14,707    8,079
  Other accrued expenses.....................................    10,530   14,289
  Accounts payable-affiliates, net...........................     7,720   17,744
  Feature film rights payable, current.......................    57,115   50,946
  Deferred carriage fees payable.............................    13,306    7,081
  Bank debt, current.........................................        --   31,322
  Capital lease obligations, current.........................     4,415    3,961
                                                               -------- --------
    Total current liabilities................................   132,191  170,553
Bank debt, long-term.........................................        --  328,000
Feature film rights payable, long-term.......................   250,352  197,021
Capital lease obligations, long-term.........................    12,829   17,008
                                                               -------- --------
    Total liabilities........................................   395,372  712,582
Commitments and contingencies
Partners' capital (deficiency)...............................   458,309 (179,412)
                                                               -------- --------
                                                               $853,681 $533,170
                                                               ======== ========

            See accompanying notes to combined financial statements.

                AMERICAN MOVIE CLASSICS COMPANY AND SUBSIDIARIES
                                      AND
                         BRAVO COMPANY AND SUBSIDIARIES

                             (General Partnerships)

                         COMBINED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 2001, 2000 and 1999
                                 (in thousands)

                                                    2001      2000      1999
                                                  --------  --------  --------
Revenues, net (including affiliate amounts of
 $89,853, $68,708, and $62,570).................. $435,129  $362,366  $297,251
                                                  --------  --------  --------
Operating expenses:
  Technical and operating (including affiliate
   amounts of $14,931, $13,728, and $12,854).....  156,923   125,816   120,279
  Selling, general and administrative (including
   affiliate amounts of $27,411, $38,744, and
   $30,411)......................................  132,694   143,278   112,287
  Depreciation and amortization..................   22,462    25,244    27,700
                                                  --------  --------  --------
                                                   312,079   294,338   260,266
                                                  --------  --------  --------
  Operating income...............................  123,050    68,028    36,985
                                                  --------  --------  --------
Other income (expense):
  Interest expense, net..........................   (4,056)  (30,324)  (21,352)
  Gain on sale of programming division...........       --     5,716        --
  Miscellaneous, net.............................       86      (206)     (210)
  Write-off of deferred financing costs..........   (1,053)       --    (1,413)
                                                  --------  --------  --------
                                                   (5,023)   (24,814)  (22,975)
                                                  --------  --------  --------
Net income....................................... $118,027  $ 43,214  $ 14,010
                                                  ========  ========  ========



            See accompanying notes to combined financial statements.

                AMERICAN MOVIE CLASSICS COMPANY AND SUBSIDIARIES
                                      AND
                         BRAVO COMPANY AND SUBSIDIARIES

                             (General Partnerships)

             COMBINED STATEMENTS OF PARTNERS' CAPITAL (DEFICIENCY)

                  YEARS ENDED DECEMBER 31, 2001, 2000 and 1999
                                 (in thousands)

                                                  RMH        MGM       Total
                                               ---------  ---------  ---------
Balance, December 31, 1998.................... $ (60,924) $      --  $ (60,924)
  Contributions...............................    10,495         --     10,495
  Net income..................................    14,010         --     14,010
  Distributions...............................  (125,000)        --   (125,000)
                                               ---------  ---------  ---------
Balance, December 31, 1999....................  (161,419)        --   (161,419)
  Contributions...............................    12,785         --     12,785
  Net income..................................    43,214         --     43,214
  Distributions...............................   (73,992)        --    (73,992)
                                               ---------  ---------  ---------
Balance, December 31, 2000....................  (179,412)        --   (179,412)
  Contributions...............................    21,299         --     21,299
  Acquisition of partnership interests........        --    825,000    825,000
  Net income..................................   100,191     17,836    118,027
  Adjustment of partnership capital...........   751,174   (751,174)        --
  Distributions...............................  (326,605)        --   (326,605)
                                               ---------  ---------  ---------
Balance, December 31, 2001.................... $ 366,647  $  91,662  $ 458,309
                                               =========  =========  =========



            See accompanying notes to combined financial statements.

                AMERICAN MOVIE CLASSICS COMPANY AND SUBSIDIARIES
                                      AND
                         BRAVO COMPANY AND SUBSIDIARIES

                             (General Partnerships)

                       COMBINED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2001, 2000 and 1999
                                 (in thousands)

                                                   2001       2000      1999
                                                 ---------  --------  ---------
Cash flows from operating activities:
 Net income..................................... $ 118,027  $ 43,214  $  14,010
 Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
  Depreciation and amortization.................    22,462    25,244     27,700
  CSC stock appreciation rights and other
   incentive plan (benefit) expense allocations.    (9,162)   12,785     10,495
  Amortization of feature film inventory........    69,329    53,398     42,936
  Amortization of deferred carriage fees........     5,923     6,849      4,606
  Amortization and write-off of deferred costs..     1,477       675      1,922
  Gain on sale of programming division..........        --    (5,716)        --
  Changes in assets and liabilities, net of
   effect of disposition:
   Trade accounts receivable, net...............   (27,468)  (17,101)   (10,839)
   Trade accounts receivable-affiliates, net....    16,392    (4,812)    (1,231)
   Other receivables-affiliates, net............     5,804    (5,832)       270
   Prepaid expenses and other current assets....    (3,829)   (4,781)     3,520
   Feature film inventory.......................  (140,009)  (66,510)  (113,050)
   Deferred carriage fees.......................  (145,337)   (4,435)   (24,362)
   Accounts payable and accrued expenses........    (8,465)     (177)     4,120
   Accounts payable-affiliates, net.............    (5,576)   (1,986)     6,945
   Deferred carriage fees payable...............     6,225     3,694      3,387
   Feature film rights payable..................    59,650   (15,420)    52,173
                                                 ---------  --------  ---------
    Net cash (used in) provided by operating
     activities.................................   (34,557)   19,089     22,602
                                                 ---------  --------  ---------
Cash flows (used in) provided by investing
 activities:
 Capital expenditures...........................    (4,588)   (3,695)    (5,088)
 Loan to affiliate..............................   (74,630)       --         --
 Net proceeds from sale of programming division.     4,000     8,828         --
                                                 ---------  --------  ---------
    Net cash (used in) provided by investing
     activities.................................   (75,218)    5,133     (5,088)
                                                 ---------  --------  ---------
Cash flows provided by (used in) financing
 activities:
 Proceeds from bank debt........................   425,000   114,225    383,208
 Repayment of bank debt.........................  (784,322)  (64,359)  (269,292)
 Acquisition of partnership interests...........   825,000        --         --
 Distributions to partners, net.................  (302,195)  (70,000)  (125,000)
 Principal payments on capital lease obligation.    (3,996)   (4,133)    (3,732)
 Financing costs on bank debt...................        --        (9)    (2,715)
                                                 ---------  --------  ---------
    Net cash provided by (used in) financing
     activities.................................   159,487   (24,276)   (17,531)
                                                 ---------  --------  ---------
Net increase (decrease) in cash.................    49,712       (54)       (17)
Cash at beginning of year.......................        28        82         99
                                                 ---------  --------  ---------
Cash at end of year............................. $  49,740  $     28  $      82
                                                 =========  ========  =========

            See accompanying notes to combined financial statements.

               AMERICAN MOVIE CLASSICS COMPANY AND SUBSIDIARIES
                                      AND
                        BRAVO COMPANY AND SUBSIDIARIES
                            (General Partnerships)

                    NOTES TO COMBINED FINANCIAL STATEMENTS
                            (dollars in thousands)

1. Summary of Significant Accounting Policies

 Description of Business

  American Movie Classics Company ("AMCC") and Bravo Company ("Bravo") are general partnerships organized as of January 1, 1987, and January 1, 1980, respectively, under the provisions of New York State Partnership Law. AMCC and subsidiaries and Bravo and subsidiaries (collectively, the "Partnerships") are operated as an integral part of Rainbow Media Holdings, Inc. ("RMH"). RMH is a 77.1% owned indirect subsidiary of Cablevision Systems Corporation ("CSC").

  The Partnerships produce, market and distribute the American Movie Classics ("AMC"), WE: Women's Entertainment (formerly Romance Classics) ("WE"), Bravo and Independent Film Channel services to the pay television industry located throughout the United States. Accordingly, the Partnerships consider themselves to be operating in a single industry segment.

  On January 4, 2001, Bravo assigned its interests in certain developmental subsidiaries, including IFC Productions, LLC, Next Wave Films, LLC, IFC Theatres, LLC and IFC Films, LLC (collectively the "Assigned Entities") to RMH. Bravo accounted for this transaction as a capital contribution from RMH as the then net book value of the Assigned Entities was a net liability. On April 2, 2001, a subsidiary of Metro-Goldwyn-Mayer, Inc. ("MGM") acquired a 20% interest in AMCC and Bravo as they existed on such date for $825 million. All revenues and expenses subsequent to this date are allocated 80% to RMH and 20% to MGM except for certain stock-related incentive plans as described in footnote 6.

 Principles of Combination and Basis of Presentation

  The accompanying combined financial statements include the accounts of AMCC and its wholly-owned subsidiaries and the accounts of Bravo and its wholly-owned subsidiaries. These combined financial statements of AMCC and Bravo have been prepared to reflect those entities in which MGM holds a minority interest. All significant intercompany transactions and balances are eliminated in combination.

 Revenue Recognition

  The Partnerships recognize subscriber revenue when programming services are provided to cable television systems or other pay television operators. Advertising revenue is recognized when commercials are telecast.

 Costs of Revenue

  Costs of revenue related to sales of programming services including, but not limited to, license fees, amortization of deferred carriage costs and production costs, are classified as "technical and operating" expenses in the accompanying statements of income.

 Advertising Expenses

  Advertising costs are charged to expense when incurred. Advertising costs were $58,954, $61,074 and $42,939 for the years ended December 31, 2001, 2000 and 1999, respectively.

               AMERICAN MOVIE CLASSICS COMPANY AND SUBSIDIARIES
                                      AND
                        BRAVO COMPANY AND SUBSIDIARIES
                            (General Partnerships)

              NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)


 Feature Film Inventory

  Rights to feature film inventory acquired under license agreements along with the related obligations are recorded at the contract value when a license agreement is executed or the license period has begun. Costs are amortized on the straight-line basis over the respective license periods throughout the contract term. Feature film inventory is stated at the lower of cost less accumulated amortization or net realizable value. Estimated future revenues and planned airings are reviewed regularly and write-downs to net realizable value are made as required. Estimates of total gross revenues can change due to a variety of factors, including the level of advertising rates and subscriber fees. Accordingly, revenue estimates are reviewed periodically and amortization is adjusted as necessary. Film telecast rights to be amortized within one year are classified as current assets while contract amounts payable within one year are classified as current liabilities. License periods generally range from one to five years. Perpetual television exhibition rights acquired under certain purchase agreements were recorded at the present value of the obligations (with the remainder recorded as imputed interest) and were being amortized over a period of eighteen years. On December 14, 2000, the perpetual television exhibition rights purchase agreements were assigned to RMH. The assignment of the net book value of the assets and the related obligations of $3,992 was recorded as a partner distribution.

  Amounts payable subsequent to December 31, 2001, relating to feature film telecast rights, which are reflected on the accompanying combined balance sheet, amount to $57,115 in 2002, $57,553 in 2003, $58,159 in 2004, $41,481 in
2005, $32,460 in 2006 and $60,699 thereafter. During 1999, the Partnerships reduced feature film inventory and rights payable by approximately $27,000 in connection with an amendment to an existing film license agreement (see Note
6).

 Plant and Equipment

  Plant and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation on plant and equipment is calculated on the straight-line basis over the estimated useful lives of the assets or, with respect to equipment under capital leases and leasehold improvements, amortized over the shorter of the lease term or the assets' useful lives.

 Deferred Carriage Fees

  Deferred carriage fees primarily represent payments to multiple systems operators to guarantee carriage of the Partnerships' programming services and are amortized to technical and operating expense over the period of the related guarantee (3 to 11 years).

 Deferred Costs

  Deferred costs consist of costs incurred to obtain debt (deferred financing costs) and costs that represent prepayments to secure transponder space on a satellite (deferred transmission costs). Deferred financing costs are amortized into interest expense over the life of the related debt. Deferred transmission costs are amortized to technical expense over the projected life (12 years) of the satellite.

 Intangible Assets

  Intangible assets established in connection with the acquisition of interests in the Partnerships in 1994 and 1995 consist of affiliation agreements, feature film intangibles and excess costs over fair value of net assets acquired. Affiliation agreements represent the value assigned to agreements with cable systems to carry the AMC

               AMERICAN MOVIE CLASSICS COMPANY AND SUBSIDIARIES
                                      AND
                        BRAVO COMPANY AND SUBSIDIARIES
                            (General Partnerships)

              NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)

service, and are amortized over a 10-year period on the straight-line basis. Feature film intangibles represent the value assigned to agreements with film distributors for the rights to exhibit films on the AMC service, and are amortized over a 6-year period on the straight-line basis. Feature film intangibles were fully amortized during 2000. Excess costs over fair value of net assets acquired are being amortized over a 10-year period on the straight-line basis.

 Income Taxes

  AMCC and Bravo operate as general partnerships; accordingly, their taxable income or loss is included in the tax returns of the individual partners, and the Partnerships make no provision for income taxes.

 Supplemental Cash Flow Information

  During the years ended December 31, 2001, 2000 and 1999, the Partnerships paid cash interest expense of $10,609, $31,116, and $20,785, respectively. In connection with the January 4, 2001 assignment of certain subsidiaries to RMH, the Partnerships had non-cash operating and financing activities of ($17,462) representing the net liabilities of the assigned entities and the offsetting contribution of capital. Also during 2001, the Partnerships had non-cash financing activities that included a net capital distribution of $11,411. In addition, for each of the years ended December 31, 2001, 2000 and 1999, the Partnerships recorded non-cash operating and financing activities related to the recognition of CSC Stock Appreciation Rights ("CSC SAR Plan") and other incentive plans expense (benefit) allocations of ($9,162), $12,785 and $10,495, respectively. Proceeds from the sale of the Partnerships' Bravo Latin America ("BLA") division during 2000 included $4,000 in the form of a note receivable (see Note 2), which was collected in 2001. In 2000, the Partnerships had non-cash operating and financing activities of $3,992 related to the assignment of the net book value of film assets and the related obligation, which was recorded as a distribution of capital.

 Use of Estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Such estimates include, but are not limited to, provisions for doubtful accounts receivable and the net realizable value of feature film inventory.

 Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

  The Partnerships account for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

               AMERICAN MOVIE CLASSICS COMPANY AND SUBSIDIARIES
                                      AND
                        BRAVO COMPANY AND SUBSIDIARIES
                            (General Partnerships)

              NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)


 Commitments and Contingencies

  Liabilities for loss contingencies, arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

 Impact of New Accounting Standards

  In January 2001, the Partnerships adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended by SFAS 138, which was effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes comprehensive standards for the recognition and measurement of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The adoption of SFAS No. 133 did not have a material effect on the Partnerships' combined results of operations or financial position.

  In June 2001, the FASB issued SFAS No. 141, Business Combinations, ("SFAS No. 141") and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill.

  SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but, instead, tested for impairment at least annually in accordance with the provisions of SFAS No.
142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121") and subsequently, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" after its adoption.

  The Partnerships adopted the provisions of SFAS No. 141 as of July 1, 2001, which had no effect on the combined financial position or results of operations of the Partnerships. SFAS No. 142 will be effective for the Partnerships on January 1, 2002 at which time the Partnerships will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations and make necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Partnerships will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. Amortization expense related to goodwill was $496 for each of the years in the three-year period ended December 31, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting this Statement on the Partnerships' combined financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

  In August, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which supercedes both SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions"

               AMERICAN MOVIE CLASSICS COMPANY AND SUBSIDIARIES
                                      AND
                        BRAVO COMPANY AND SUBSIDIARIES
                            (General Partnerships)

              NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)

("APB 30"), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Partnerships are required to adopt SFAS No. 144 on January 1, 2002. Management does not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on the Partnerships' combined financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121.

  In November 2001, the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") issued EITF No. 01-09, "Accounting for the Consideration Given by a Vendor to a Customer or a Reseller of the Vendors' Products." This EITF, among other things, codified the issues and examples of EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF No. 01-09 stipulates the criteria to be met in determining the financial statement classification of customer incentives (which includes deferred carriage fees) as either a reduction of revenue or an operating expense. As required, effective January 1, 2002, the Partnerships will generally reclassify the amortization of its deferred carriage fees as a reduction to revenue, net. All comparative periods will be restated. Based upon historical pro forma information, management believes that revenues, net, when restated for the years ended 2001, 2000 and 1999 could be reduced by up to 4%. The amortization of deferred carriage fees shown on the balance sheet is currently included in technical and operating expenses and would correspondingly be reduced such that operating income and net income would not be affected.

 Reclassifications

  Certain reclassifications have been made to the prior year combined financial statements to conform to the current year presentation.

2. Disposition

  On October 31, 2000 the Partnerships completed the sale of its BLA division for gross proceeds of $13,496, of which $4,000 was in the form of a note receivable. The note receivable, bearing interest at 8.5%, was paid in full in January 2001. In conjunction with the sale, the Partnerships entered into an agreement to cancel both its capital and operating leases on transponders covering this geographic region in 2001. As a result of these cancellations, during 2000, the Partnerships recognized a loss of approximately $2,686, representing lease termination penalties of $2,562 and periodic rental payments for the period the transponders will not be used. Total payments due for these leases of $3,182, which were paid in full in 2001, were included in accrued expenses in the accompanying combined balance sheet at December 31, 2000. For the year ended December 31, 2000, after adjusting for the cost of the net assets sold and for the expenses associated with the divestiture, including accrued employee termination benefits of approximately $700 for eight employees, the Partnerships realized a gain of approximately $5,716.

               AMERICAN MOVIE CLASSICS COMPANY AND SUBSIDIARIES
                                      AND
                        BRAVO COMPANY AND SUBSIDIARIES
                            (General Partnerships)

              NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)


3. Plant and Equipment

  Plant and equipment consist of the following:

                                                  December 31,
                                                 ----------------    Estimated
                                                  2001     2000    useful lives
                                                 -------  -------  -------------
   Program, service and test equipment.......... $16,970  $13,908   5 to 8 years
   Origination equipment........................  34,230   33,950  8 to 12 years
   Furniture and fixtures.......................   7,560    6,157   5 to 8 years
   Leasehold improvements.......................   3,137    3,134  Life of lease
                                                 -------  -------
                                                  61,897   57,149
   Accumulated depreciation and amortization.... (36,043) (28,659)
                                                 -------  -------
                                                 $25,854  $28,490
                                                 =======  =======

4. Intangible Assets

  Intangible assets consist of the following:

                                                                 December 31,
                                                                ---------------
                                                                 2001    2000
                                                                ------- -------
   Affiliation agreements, net of accumulated amortization of
    $107,855 and $93,311....................................... $37,591 $52,135
   Excess costs over fair value of net assets acquired, net of
    accumulated amortization of $3,395 and $2,899..............   1,574   2,070
                                                                ------- -------
                                                                $39,165 $54,205
                                                                ======= =======

5. Bank Debt

  AMCC has a Credit Agreement that matures on March 31, 2006 and consisted of a term loan and a revolving loan with available borrowings of $225,000 and $200,000, respectively. On April 2, 2001, all outstanding debt was repaid and the term loan was cancelled. The terms of the revolving loan remain unchanged. Borrowings under the Credit Agreement bear interest at varying rates based upon the banks' Base Rate or Eurodollar Rate plus a spread which varies, depending on the ratio of debt to cash flow, as defined. As of December 31, 2001, no amounts are outstanding under the revolving loan.

  On November 8, 1999, AMCC entered into an interest rate cap agreement with CSC on a notional amount of $105,000, which was to mature on May 13, 2002 whereby AMCC's LIBOR interest rate was capped at 7.0% through May 8, 2001 and 7.5% from May 8, 2001 through May 13, 2002, in exchange for an upfront payment of $441. AMCC entered into this interest rate cap agreement to hedge against interest rate risk, as required by its Credit Agreement, and therefore had accounted for these agreements as hedges of floating rate debt, whereby interest expense was recorded using the revised rate, with any fees or other payments amortized as yield adjustments. On April 2, 2001, the interest rate cap agreement was cancelled as all outstanding debt under the Credit Agreement was repaid. The loss of approximately $182 realized in conjunction with the cancellation of the interest rate cap agreement was recorded as a component of the write-off of deferred financing costs in the Partnerships' combined statement of income for the year ended December 31, 2001.

               AMERICAN MOVIE CLASSICS COMPANY AND SUBSIDIARIES
                                      AND
                        BRAVO COMPANY AND SUBSIDIARIES
                            (General Partnerships)

              NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)


  At December 31, 2000, the weighted-average interest rate on bank indebtedness approximated 7.9%. The revolving loan does not start to reduce until June 30, 2004. On December 31, 2000, $225,000 was outstanding under the term loan and $130,000 was outstanding under the revolving loan. As of December 31, 2001, no amounts were outstanding under the Credit Agreement. Unrestricted and undrawn funds under the Credit Agreement at December 31, 2001 and 2000 amounted to $200,000 and $70,000, respectively.

  Substantially all of the assets of AMCC have been pledged to secure the borrowings under the Credit Agreement. The Credit Agreement contains various restrictive covenants with which AMCC was in compliance at December 31, 2001. AMCC must pay an annual commitment fee of 0.625% on the aggregate unborrowed balance of the revolving loan, which was $1,013 and $469, at December 31, 2001 and 2000, respectively.

6. Allocations and Related-Party Transactions

 Other Receivables--Affiliates

  Other receivables--affiliates includes loans made by the Partnerships to a subsidiary of RMH. Such loans are due on the earlier of demand by the Partnerships or March 1, 2002 and bear interest at a rate of LIBOR plus 3% per annum. On February 28, 2002, these loans were amended to extend the due dates to the earlier of demand by the Partnerships or April 30, 2002.

 Allocations

  The combined financial statements of the Partnerships reflect the application of certain allocation policies of CSC and RMH, which are summarized below. Management believes that these allocations have been made on a reasonable basis. However, it is not practicable to determine whether the allocated amounts represent amounts that might have been incurred on a stand-alone basis, as there is no company-specific or comparable industry benchmarks with which to make such estimates. Explanations of the composition and the amounts of the more significant allocations are described below.

 Corporate General and Administrative Costs

  General and administrative costs, including costs of maintaining corporate headquarters, facilities and common support functions (such as human resources, legal, finance, accounting, tax, audit, treasury, strategy planning, information technology, creative and production services, etc.) have been allocated by CSC and RMH generally based upon specific usage measured by proportionate headcount or square footage. In addition, certain allocations are also based on revenues or expenses of the Partnerships in relation to consolidated CSC or consolidated RMH. The remaining overhead, principally salaries of corporate executives, is allocated based on management's estimate of the level of effort expended on each business unit based on historical trends. Such costs allocated to the Partnerships amounted to $23,286, $18,260 and $14,239 for the years ended December 31, 2001, 2000 and 1999, respectively, and have been included in selling, general and administrative expenses.

 Related-Party Transactions

  As described below, the Partnerships provide services to and receives services from affiliates of CSC and RMH. As many of these transactions are conducted between subsidiaries under common control of CSC, amounts charged for these services have not necessarily been based upon arm's length negotiations. However, it is not practicable to determine whether the amounts charged represent amounts that might have been incurred on a stand-alone basis for the Partnerships.

               AMERICAN MOVIE CLASSICS COMPANY AND SUBSIDIARIES
                                      AND
                        BRAVO COMPANY AND SUBSIDIARIES
                            (General Partnerships)

              NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)


  The Partnerships distribute programming to the pay television industry under contracts called affiliation agreements. Revenues earned under affiliation agreements with companies owned by or affiliated with CSC for the years ended December 31, 2001, 2000 and 1999 were approximately $88,868, $68,255 and $62,570, respectively.

  RMH pays the Partnerships for advertising revenue earned in connection with an agreement between RMH and a third party entered into during 2000. Such revenues were $583 and $453 for the year ended December 31, 2001 and 2000, respectively. In addition, during 2001, the Partnerships earned $402 for advertising revenue earned from subsidiaries of RMH.

  Rainbow Network Communications ("RNC"), an affiliate of the Partnerships, provides certain transmission and production services to the Partnerships. The Partnerships were charged approximately $13,309, $12,106 and $11,773 in 2001, 2000 and 1999, respectively, for these services. The Partnerships have entered into agreements that allow RNC to continue providing these services to the Partnerships through 2006. Future cash payments required under these agreements amount to $8,310 in 2002, $8,717 in 2003, $9,151 in 2004, $3,522 in
2005 and $3,671 in 2006.

  CSC and the Partnerships may enter into agreements with third party service providers in which the amounts paid by CSC or the Partnerships may differ from the amounts that CSC or the Partnerships would otherwise pay if such arrangements were on an arm's-length basis. These arrangements are in return for the service provider's or its affiliate's agreement to make payments or provide services to CSC or the Partnerships on a basis more or less favorable than either CSC or the Partnerships would otherwise obtain. Where the Partnerships have received the benefits of CSC's negotiations in the form of increased affiliation payments or discounted license fees, CSC charges the Partnerships the amount of the benefit. In one such agreement, the Partnerships have recorded charges from CSC relating to increased affiliation payments amounting to $14,000 in 2001, 2000 and 1999, which has been reflected as a reduction of the Partnerships' affiliation revenue. In another such agreement, CSC entered into an affiliation agreement with a provider that resulted in higher rates per subscriber charged to CSC than those under a previous agreement. As part of the negotiations, the service provider agreed to amend the existing film license agreement with the Partnerships with both reduced license fees and a revised list of film titles licensed. Since the Partnerships received the benefit of CSC's negotiations in the form of discounted license fees, CSC charged the Partnerships $10,000, which was treated as a cost to acquire the rights to the revised list of film titles and was classified as feature film inventory. Amortization of this charge over the remaining license period has been reflected as increased film licensing costs of $1,622 in 2001 and 2000, and $1,081 in 1999, respectively, which has been included in technical and operating expenses.

  Under contractual agreements, CSC provides certain management services to the Partnerships. These agreements provide for payment, in addition to expense reimbursement, of an aggregate fee of 3.5% of AMCC's gross revenues, as defined. The agreements are automatically renewable every five years at the option of CSC. Pursuant to the terms of these agreements, the Partnerships were charged management fees of $9,207, $7,699 and $6,832 in 2001, 2000 and 1999, respectively.

  During 1999, the Partnerships provided certain administrative, creative and production services to various affiliates. The affiliates were charged $1,155 for these services, which was recorded as a reduction to operating expenses.

  CSC allocates to the Partnerships its proportionate share of expenses or benefits related to the CSC SAR Plan and other incentive plans. For the years ended December 31, 2001, 2000 and 1999, the Partnerships

               AMERICAN MOVIE CLASSICS COMPANY AND SUBSIDIARIES
                                      AND
                        BRAVO COMPANY AND SUBSIDIARIES
                            (General Partnerships)

              NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)

recorded a net (benefit) expense of approximately ($5,082), $12,785 and $10,495, respectively, for its proportionate share of the CSC SAR Plan and other incentive plans (benefit) expense. Such amounts are recorded as administrative expenses in the accompanying combined statements of income.

  Liabilities related to the grants under the CSC SAR Plan are funded by RMH and are reflected as either capital contributions from or (distributions to) RMH in the combined financial statements of the Partnerships. The other partner in the Partnerships does not share in the charge or benefit associated with the CSC SAR Plan. The other incentive plans are funded by both partners and liabilities of $4,080 related to these plans are reflected as accrued payroll and related costs at December 31, 2001.

7. Benefit Plans

  CSC sponsors a cash balance pension plan and a 401(k) savings plan and during 2001, CSC sponsored an excess savings and excess cash balance plan, in which the Partnerships and its subsidiaries participate. In connection with the cash balance plan and excess cash plan, CSC charges the Partnerships for credits made into an account established for each participant. Such credits are based upon a percentage of eligible base pay and a market-based rate of return. The Partnerships also makes matching contributions for a portion of employee voluntary contributions to the 401(k) savings plan and the excess savings plan. Total expense related to these plans was approximately $1,499, $552 and $507 for the years ended December 31, 2001, 2000 and 1999, respectively. The Partnerships does not provide post retirement benefits for any of its employees.

8. Leases

  The Partnerships lease transponder space on several satellites and certain facilities under operating lease agreements that expire at various dates through 2006. Rent expense for operating leases amounted to approximately $4,336, $4,096 and $2,994 for the years ended December 31, 2001, 2000 and
1999, respectively. The following is a schedule of future minimum lease payments for operating leases as of December 31, 2001:

   Year ending December 31,
   ------------------------
     2002.............................................................. $ 2,557
     2003..............................................................   2,134
     2004..............................................................   2,137
     2005                                                                 1,903
     2006                                                                 1,800
     Thereafter........................................................      --
                                                                        -------
   Total minimum lease payments........................................ $10,531
                                                                        =======

  The Partnerships lease transponder space on satellites under capital leases that expire at various dates through 2006. At December 31, 2001 and 2000, the gross amount of equipment and related accumulated amortization recorded under capital leases was as follows:

                                                                2001     2000
                                                               -------  -------
   Origination equipment...................................... $33,499  $33,218
   Accumulated amortization................................... (19,644) (15,680)
                                                               -------  -------
                                                               $13,855  $17,538
                                                               =======  =======

               AMERICAN MOVIE CLASSICS COMPANY AND SUBSIDIARIES
                                      AND
                        BRAVO COMPANY AND SUBSIDIARIES
                            (General Partnerships)

              NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)


  Future minimum capital lease payments as of December 31, 2001 are:

   Year ending December 31,
   ------------------------
     2002............................................................... $ 5,940
     2003...............................................................   5,940
     2004...............................................................   5,580
     2005...............................................................   1,620
     2006...............................................................   1,620
     Thereafter.........................................................      --
                                                                         -------
   Total minimum lease payments.........................................  20,700
   Less amount representing interest (10%)..............................   3,456
                                                                         -------
   Present value of net minimum capital lease payments..................  17,244
   Less current installments............................................   4,415
                                                                         -------
   Obligations under capital leases, excluding current installments..... $12,829
                                                                         =======

9. Commitments and Contingencies

  The Partnerships have entered into various contracts with RMH subsidiaries to license films for pay television programming and to provide certain transmission and production services to the Partnerships. Maximum future cash payments required under these contracts as of December 31, 2001 are as follows:

   Year ending December 31,
   ------------------------
     2002............................................................... $17,450
     2003...............................................................  17,957
     2004...............................................................  18,391
     2005...............................................................  12,887
     2006...............................................................   4,786
     Thereafter.........................................................   1,440
                                                                         -------
                                                                         $72,911
                                                                         =======

  During 2001, the Partnerships secured carriage commitments with certain multiple system operators under long-term affiliation agreements, in exchange for which the Partnerships agreed to make payments when certain launch thresholds are met conditioned upon continued carriage. The Partnerships are contingently liable through 2003 for payments of up to $12,850, which will be used by the operators to provide various marketing and promotional support for the Partnerships.

  Broadcast Music, Inc. ("BMI"), an organization which licenses the performance of the musical compositions of its affiliated composers, authors and publishers, has alleged that the Partnerships need a license to exhibit programs containing musical compositions in BMI's catalog and that continued use requires a license. In June 1992, the Partnerships and BMI entered into a written license agreement covering the period January 1, 1990 through June 30, 1993, pursuant to which BMI agreed to an interim fee of 0.3% of net revenues. This agreement was extended several times and is currently extended on a month-to-month basis, terminable by either party on thirty days prior written notice.

               AMERICAN MOVIE CLASSICS COMPANY AND SUBSIDIARIES
                                      AND
                        BRAVO COMPANY AND SUBSIDIARIES
                            (General Partnerships)

              NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)


  BMI agreed to treat as final all payments made by the Partnerships for the period commencing on the launch date of each service and ending June 30, 1992. However, commencing with July 1, 1992, the license fees payable by the Partnerships are subject to retroactive adjustment either at such time as the Federal Rate Court reaches a final determination or the parties reach final agreement.

  On November 4, 1997, the Partnerships requested a license from BMI covering public performances of music by WE and its affiliated distributors from the date of launch of WE. BMI, in response, had indicated that WE is licensed as of the date of that correspondence at an interim fee equaling 0.3% of WE's net revenues. That interim fee is subject to retroactive adjustment in the same manner as pertains to the license arrangements with BMI for the AMC service. BMI has indicated that it is willing to discuss an appropriate retroactive license fee back to the date of launch. Those discussions have not yet concluded.

  The American Society of Composers, Authors and Publishers ("ASCAP"), another organization which licenses the performance of the musical compositions of its members, has also alleged that the Partnerships need a license to exhibit programs containing musical compositions in its catalog and that continued use requires a license. The subject of the fees to be paid to ASCAP and the manner in which they will be paid has been submitted to a Federal Rate Court in New York and is still pending. By submitting the matter to the Federal Rate Court, the Partnerships have been licensed by ASCAP for periods subsequent to March 6, 1989, at an interim fee of 0.3% of net revenues per year. The interim fee is subject to retroactive adjustment when the Federal Rate Court reaches a final decision. In addition, ASCAP has sought payments for license fees for part or all of the period from January 1, 1986 to March 6, 1989.

  On November 4, 1997, the Partnerships requested from ASCAP a license covering the use of public performances of ASCAP music by WE and its affiliated distributors from the launch date of that service. ASCAP has agreed to license WE on an interim basis at the rate of 0.3% of WE's net revenues. That interim fee is subject to retroactive adjustment in the same manner as pertains to the license arrangements with ASCAP for the AMC service.

  In addition, the Partnerships are a party to various lawsuits arising out of the ordinary conduct of its business.

  Management believes that the settlement of the above matters will not have a material adverse effect on the financial position of the Partnerships.

10. Concentrations of Credit Risk

  During 2001, the Partnerships had two customers that collectively accounted for 30% of net revenues. During 2000 and 1999, the Partnerships had three customers that collectively accounted for approximately 40% of net revenues in each year. At December 31, 2001 and 2000, the Partnerships had five customers and three customers totaling approximately 62% and 42% of the Partnerships' net trade receivable balances including those due from affiliates, respectively, which exposes the Partnerships to a concentration of credit risk.

11. Disclosures about the Fair Value of Financial Instruments

  Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

               AMERICAN MOVIE CLASSICS COMPANY AND SUBSIDIARIES
                                      AND
                        BRAVO COMPANY AND SUBSIDIARIES
                            (General Partnerships)

              NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)


  Cash, Trade Accounts Receivable, Trade Accounts Receivable-Affiliates, Other Receivables-Affiliates, Accounts Payable, Accrued Expenses, Accounts Payable-Affiliates

  The carrying amount approximates fair value due to the short-term maturity of these instruments.

 Bank Debt

  The estimated fair value of the Partnerships' bank debt approximates its carrying value based on current rates offered to the Partnerships for instruments of the same remaining maturity.

 Interest Rate Cap Agreement

  At December 31, 2000, the fair value of the outstanding cap agreement was $840 (net receivable position). Fair value was obtained from a dealer quote. This value represents the estimated amount the Partnerships would receive to terminate the agreement, taking into consideration current interest rates and the current creditworthiness of the counterparty. As discussed in footnote 5, this agreement was cancelled on April 2, 2001 when all of the outstanding debt under the Credit Agreement was repaid.

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
 10.24(12) Employment Agreement of Jay Rakow dated as of August 7, 2000*
 10.25(12) Addendum to Employment Agreement of Jay Rakow dated as of August 7,
            2000*
 10.26(12) Employment Agreement of Michael R. Gleason dated August 22, 2000
 10.27(2)  Indemnification Agreement dated as of October 10, 1996--Frank G.
            Mancuso
 10.28(2)  Indemnification Agreement dated as of October 10, 1996--William A.
            Jones
 10.29(2)  Indemnification Agreement dated as of October 10, 1996--James D.
            Aljian
 10.30(2)  Indemnification Agreement dated as of October 10, 1996-- Michael R.
            Gleason
 10.31(2)  Indemnification Agreement dated as of October 10, 1996--Kirk
            Kerkorian
 10.32(2)  Indemnification Agreement dated as of October 10, 1996--Jerome B.
            York
 10.33(3)  Indemnification Agreement dated as of November 7, 1997--Alex
            Yemenidjian
 10.34(3)  Indemnification Agreement dated as of January 28, 1998--Francis Ford
            Coppola
 10.35(5)  Indemnification Agreement dated as of June 15, 1998--Daniel J.
            Taylor
 10.36(6)  Indemnification Agreement dated as of November 12, 1998--Alexander
            M. Haig, Jr.
 10.37(6)  Indemnification Agreement dated as of November 12, 1998--Willie D.
            Davis
 10.38(9)  Indemnification Agreement dated as of April 28, 1999--Christopher J.
            McGurk
 10.39(12) Indemnification Agreement dated as of August 2, 2000--Jay Rakow
 10.40(12) Indemnification Agreement dated as of September 7, 2000--Priscilla
            Presley
 10.41(16) Indemnification Agreement dated as of February 12, 2001--Henry
            Winterstern
 10.42(2)  Form of Amended and Restated Shareholders Agreement dated as of
            August 4, 1997
 10.43(5)  Form of Waiver and Amendment No. 1 to Amended and Restated
            Shareholders Agreement dated as of August 8, 1998
 10.44(5)  Form of Amendment No. 2 to Amended and Restated Shareholders
            Agreement dated September 1, 1998
 10.45(6)  Form of Waiver and Amendment No. 3 to Amended and Restated
            Shareholders Agreement
 10.46(2)  Form of Amended and Restated Stock Option Agreement between the
            Company and Celsus Financial Corp.
 10.47(2)  Form of Inducement Agreement dated as of November 5, 1997
 10.48(2)  Form of Investment Agreement dated November 12, 1997 between the
            Company and Tracinda
 10.49(4)  1998 Non-Employee Director Stock Plan*
 10.50(14) Agreement between Metro-Goldwyn-Mayer Inc. and Rainbow Media
            Holdings Inc. dated January 31, 2001
 10.51(1)  Bonus Payment Agreement effective as of November 21, 2001--Frank G.
            Mancuso*
 10.52(1)  Bonus Payment Agreement entered into as of October 23, 2001--William
            A. Jones*
 21(16)    List of Subsidiaries of Metro-Goldwyn-Mayer Inc.
 23(1)     Consent of Independent Public Accountants

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

(16) Filed as an exhibit to the Company's 10-K for the fiscal year ended December 31, 2001 (FileNo. 001-13481) and incorporated herein by reference.