Form 10-Q
period 2002-03-31
METRO-GOLDWYN-MAYER INC
filed 2002-04-26
CIK 1026816

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

Commission File No. 1-13481

METRO-GOLDWYN-MAYER INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4605850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2500 Broadway Street, Santa Monica, CA	90404
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 449-3000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐   No

The number of shares of the Registrant’s common stock outstanding as of April 23, 2002 was 251,687,511.

METRO-GOLDWYN-MAYER INC.

FORM 10-Q

March 31, 2002

INDEX

		Page No.

Part I. Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2002 (unaudited) and December 31, 2001	1

	Condensed Consolidated Statements of Operations for the Quarters ended March 31, 2002 and 2001 (unaudited)	2

	Condensed Consolidated Statement of Stockholders’ Equity for the Quarter ended March 31, 2002 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Quarters ended March 31, 2002 and 2001 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Part II. Other Information

Item 6.	Exhibits and Reports on Form 8-K	27

Signatures		28

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

METRO-GOLDWYN-MAYER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
Cash and cash equivalents	$3,999	$2,698
Accounts and contracts receivable (net of allowance for doubtful accounts of $36,047 and $26,173, respectively)	429,976	458,010
Film and television costs, net	1,995,955	2,035,277
Investments in and advances to affiliates	840,708	845,042
Property and equipment, net	36,535	38,837
Goodwill	516,706	516,706
Other assets	24,789	26,594

	$3,848,668	$3,923,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Bank and other debt	$722,704	$836,186
Accounts payable and accrued liabilities	153,530	198,520
Accrued participants’ share	236,392	243,836
Income taxes payable	28,808	31,865
Advances and deferred revenues	74,870	82,156
Other liabilities	34,282	41,119

Total liabilities	1,250,586	1,433,682

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 500,000,000 shares authorized, 251,673,872 and 239,629,500 shares issued and outstanding	2,517	2,396
Additional paid-in capital	3,911,554	3,717,767
Deficit	(1,294,357)	(1,203,565)
Accumulated other comprehensive loss	(21,632)	(27,116)

Total stockholders’ equity	2,598,082	2,489,482

	$3,848,668	$3,923,164

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

METRO-GOLDWYN-MAYER INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Quarter Ended March 31,
	2002	2001
Revenues	$315,128	$343,896
Expenses:
Operating	224,193	190,293
Selling, general and administrative	152,705	154,979
Depreciation and non-film amortization	4,628	7,945

Total expenses	381,526	353,217

Operating loss	(66,398)	(9,321)

Other income (expense):
Equity in net losses of affiliates	(6,834)	(112)
Interest expense, net of amounts capitalized	(16,095)	(9,453)
Interest and other income, net	695	5,777

Total other expenses	(22,234)	(3,788)

Loss from operations before provision for income taxes	(88,632)	(13,109)
Income tax provision	(2,160)	(4,412)

Net loss before cumulative effect of accounting change	(90,792)	(17,521)
Cumulative effect of accounting change	—	(382,318)

Net loss	$(90,792)	$(399,839)

Loss per share:
Basic and diluted
Net loss before cumulative effect of accounting change	$(0.37)	$(0.08)
Cumulative effect of accounting change	—	(1.78)

Net loss	$(0.37)	$(1.86)

Weighted average number of common shares outstanding:
Basic and diluted	242,526,586	214,935,765

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

METRO-GOLDWYN-MAYER INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Preferred Stock		Common Stock		Add’l Paid-in Capital	Deficit	Comprehensive Income (Loss)	Accum. Other Comprehensive Income	Total Stockholders’ Equity
	No. of Shares	Par Value	No. of Shares	Par Value
Balance December 31, 2001	—	$—	239,629,500	$2,396	$3,717,767	$(1,203,565)	$—	$(27,116)	$2,489,482
Common stock issued to outside parties, net	—	—	10,550,000	106	164,665	—	—	—	164,771
Common stock issued to directors, officers and employees, net	—	—	1,494,372	15	29,122	—	—	—	29,137
Comprehensive income (loss):
Net loss	—	—	—	—	—	(90,792)	(90,792)	—	(90,792)
Unrealized gain on derivative instruments	—	—	—	—	—	—	5,659	5,659	5,659
Unrealized loss on securities	—	—	—	—	—	—	(78)	(78)	(78)
Foreign currency translation adjustments	—	—	—	—	—	—	(97)	(97)	(97)

Comprehensive loss	—	—	—	—	—	—	(85,308)	—	—

Balance March 31, 2002 (unaudited)	—	$—	251,673,872	$2,517	$3,911,554	$(1,294,357)	$—	$(21,632)	$2,598,082

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

METRO-GOLDWYN-MAYER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Quarter Ended March 31,
	2002	2001
Net cash used in operating activities	$(45,116)	$(26,832)

Investing activities:
Investments in and advances to affiliates	(3,020)	(674)
Additions to property and equipment	(2,358)	(1,493)

Net cash used in investing activities	(5,378)	(2,167)

Financing activities:
Net proceeds from issuance of preferred stock to Tracinda	—	325,000
Net proceeds from issuance of equity securities to outside parties	164,771	310,639
Net proceeds from issuance of equity securities to related parties	571	4,050
Additions to borrowed funds	75,000	—
Repayments of borrowed funds	(188,482)	(584)

Net cash provided by financing activities	51,860	639,105

Net change in cash and cash equivalents from operating, investing and financing activities	1,366	610,106
Net decrease in cash due to foreign currency fluctuations	(65)	(195)

Net change in cash and cash equivalents	1,301	609,911
Cash and cash equivalents at beginning of the year	2,698	77,140

Cash and cash equivalents at end of the quarter	$3,999	$687,051

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002

Note 1—Basis of Presentation

Basis of Presentation.    The accompanying consolidated financial statements include the accounts of Metro-Goldwyn-Mayer Inc. (“MGM”), Metro-Goldwyn-Mayer Studios Inc. and its majority owned subsidiaries (“MGM Studios”) and Orion Pictures Corporation and its majority owned subsidiaries (“Orion”) (collectively, the “Company”). MGM is a Delaware corporation formed on July 10, 1996 specifically to acquire MGM Studios, and is majority owned by an investor group comprised of Tracinda Corporation and a corporation that is principally owned by Tracinda (collectively, “Tracinda”) and certain current and former executive officers of the Company. The acquisition of MGM Studios by MGM was completed on October 10, 1996, at which time MGM commenced principal operations. The acquisition of Orion was completed on July 10, 1997. The Company completed the acquisition of certain film libraries and film related rights that were previously owned by PolyGram N.V. and its subsidiaries (“PolyGram”) on January 7, 1999.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and the instructions to Form 10-Q related to interim period financial statements. Accordingly, these financial statements do not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, these financial statements contain all adjustments consisting only of normal recurring accruals which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2001. As permitted by American Institute of Certified Public Accountants Statement of Position (“SOP”) 00-2, “Accounting by Producers or Distributors of Films,” the Company has presented unclassified balance sheets. Certain reclassifications have been made to amounts presented in the prior year period to conform to the current presentation.

New Accounting Pronouncements.    In June 2000, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 139, “Rescission of FASB Statement No. 53 and Amendments to FASB Statements No. 63, 89 and 121,” which, effective for financial statements for fiscal years beginning after December 15, 2000, rescinds SFAS No. 53, “Financial Reporting by Producers and Distributors of Motion Picture Films.” The companies that were previously subject to the requirements of SFAS No. 53 now follow the guidance in SOP 00-2 issued in June 2000. SOP 00-2 establishes new accounting and reporting standards for all producers and distributors that own or hold the rights to distribute or exploit films. SOP 00-2 provides that the cumulative effect of changes in accounting principles caused by its adoption should be included in the determination of net income in conformity with APB Opinion No. 20, “Accounting Changes.” The Company adopted SOP 00-2 on January 1, 2001 and recorded a one-time, non-cash cumulative effect charge to earnings of $382,318,000, primarily to reduce the carrying value of its film and television costs. The new rules also require that advertising costs be expensed as incurred as opposed to the old rules which generally allowed advertising costs to be capitalized as part of film costs and amortized using the individual film forecast method. Due to the significant advertising costs incurred in the early stages of a film’s release, the Company anticipates that the new rules will significantly impact its results of operations for the foreseeable future.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133,” and by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB No. 133.” This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in contracts, and for hedging activities. The Company adopted SFAS No. 133 on January 1, 2001 and recorded a one-time, non-cash cumulative effect adjustment to stockholders’ equity and other comprehensive income (loss) of $469,000. The adoption of SFAS No. 133 has not materially impacted the Company’s results of operations.

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

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” According to this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value based test. Under SFAS No. 142, the carrying value of assets are calculated at the lowest level for which there are identifiable cash flows, which include feature film operations, television programming operations, cable channels and other businesses (licensing and merchandising, music and interactive operations). The Company adopted SFAS No. 142 beginning January 1, 2002, and upon adoption the Company did not recognize any impairment of goodwill and other intangible assets already included in the financial statements. The Company expects to receive future benefits from previously acquired goodwill over an indefinite period of time. Accordingly, beginning on January 1, 2002, the Company has foregone all related amortization expense, which totaled $3,684,000 for the quarter ended March 31, 2001. Since the Company is recording its equity in net earnings of the Cable Channels (see Note 4) on a one-quarter lag, amortization of goodwill and other intangible assets of the Cable Channels ($9,528,000 for the quarter ended March 31, 2002) will not be included in the calculation of the Company’s equity in the net earnings in this investment beginning April 1, 2002.

For the quarter ended March 31, 2001, the reconciliation of reported net loss and net loss per share to adjusted net loss and adjusted net loss per share reflecting the elimination of goodwill amortization is as follows (in thousands, unaudited):

	Net Loss	Loss per Share
Net loss before cumulative effect of accounting change, as reported	$(17,521)	$(0.08)
Elimination of goodwill amortization	3,684	0.02

Net loss before cumulative effect of accounting change, as adjusted	$(13,837)	$(0.06)

Net loss, as reported	$(399,839)	$(1.86)
Elimination of goodwill amortization	3,684	0.02

Net loss, as adjusted	$(396,155)	$(1.84)

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

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends Accounting Research Board No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for subsidiaries for which control is likely to be temporary. The Company adopted SFAS No. 144 beginning January 1, 2002. The impact of such adoption did not have a material effect on the Company’s financial statements.

Note 2—Restructuring and Other Charges

Restructuring and Other Charges.    In June 1999, the Company incurred certain restructuring and other charges, in association with a change in senior management and a corresponding review of the Company’s operations, aggregating $214,559,000, including (i) a $129,388,000 reserve for pre-release film cost write-downs and certain other charges regarding a re-evaluation of film properties in various stages of development and production, and (ii) $85,171,000 of severance and other related costs, as well as the estimated costs of withdrawing from the Company’s arrangements with United International Pictures B.V. (“UIP”) on November 1, 2000. The severance charge in 1999 included the termination of 46 employees, including the Company’s former Chairman and Vice Chairman, across all divisions of the Company.

As of March 31, 2002, the Company has utilized all $129,388,000 of the pre-release film cost write-down reserves and has paid $54,844,000 of the severance and related costs. In June 2000, the Company reduced previously charged reserves by $5,000,000 due to a negotiated settlement with UIP regarding the Company’s withdrawal from the joint venture. In January and February 2002, in accordance with certain agreements with the Company’s former Chairman and Vice Chairman, $16,964,000 of the severance and related costs were converted into 863,499 shares of common stock of the Company.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Film and Television Costs

Film and television costs, net of accumulated amortization, are summarized as follows (in thousands):

	March 31, 2002	December 31, 2001
	(unaudited)
Theatrical productions:
Released	$3,667,790	$3,515,842
Less: accumulated amortization	(2,229,823)	(2,117,116)

Released, net	1,437,967	1,398,726
Completed not released	142,386	99,142
In production	138,780	242,621
In development	36,437	31,931

Subtotal: theatrical productions	1,755,570	1,772,420

Television programming:
Released	858,163	861,826
Less: accumulated amortization	(645,070)	(626,686)

Released, net	213,093	235,140
In production	25,352	25,968
In development	1,940	1,749

Subtotal: television programming	240,385	262,857

	$1,995,955	$2,035,277

Interest costs capitalized to theatrical productions were $1,865,000 and $7,331,000 during the quarters ended March 31, 2002 and 2001, respectively.

Note 4—Investments In and Advances to Affiliates

Investments are summarized as follows (in thousands):

	March 31, 2002	December 31, 2001
	(unaudited)
Domestic cable channels	$818,728	$822,502
Foreign cable channels	15,002	15,351
Joint ventures	6,763	7,039
Others	215	150

	$840,708	$845,042

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Domestic Cable Channels.    On April 2, 2001, the Company invested $825,000,000 in cash for a 20 percent interest in two general partnerships which own and operate the American Movie Channel, Bravo, the Independent Film Channel and WE: Women’s Entertainment (formerly Romance Classics), collectively referred to as the “Cable Channels.” These partnerships were wholly-owned by Rainbow Media Holdings, Inc., a 74 percent subsidiary of Cablevision Systems Corporation (“Rainbow Media”). The proceeds of the $825,000,000 investment were used as follows: (i) $365,000,000 was used to repay bank debt of the partnerships; (ii) $295,500,000 was used to repay intercompany loans from Cablevision and its affiliates; and (iii) $164,500,000 was added to the working capital of the partnerships. The Company financed the investment through the sale of equity securities (see Note 7), which provided aggregate net proceeds of approximately $635,600,000, and borrowings under the Company’s credit facilities. Based upon certain assumptions that management of the Company believes are reasonable, the Company’s determination of the difference between the Company’s cost basis in their investment in the Cable Channels and the Company’s share of the underlying equity in net assets (referred to as “goodwill”) is approximately $762,000,000.

The Company is accounting for its investment in the Cable Channels in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Pursuant to the requirements of APB No. 18, the Company is recording its share of the earnings and losses in the Cable Channels based on the most recently available financial statements received from the Cable Channels. Due to a lag in the receipt of the financial statements from the Cable Channels, the Company is reporting its interest in the Cable Channels on a one-quarter lag. Summarized financial information for the Cable Channels as of and for the quarter ended December 31, 2001 were as follows (in thousands):

Current assets	$290,431
Non-current assets	$563,250

Current liabilities	$132,191
Non-current liabilities	$263,181

Revenues, net	$116,363
Operating income	$23,823

In the quarter ended March 31, 2002, the Company’s share of the Cable Channels’ net operating results was a loss of $3,731,000, including amortization of intangible assets of $9,528,000.

Foreign Cable Channels.    The Company holds minority equity interests in various television channels located in certain international territories for which the Company realized its share of the channels’ net operating results, which aggregated a loss of $1,727,000 and $112,000 in the quarters ended March 31, 2002 and 2001, respectively.

Joint Ventures.    On August 13, 2001, the Company, through its wholly-owned subsidiary, MGM On Demand Inc., acquired a 20 percent interest in a joint venture established to create an on-demand movie service to offer a broad selection of theatrically-released motion pictures via digital delivery for broadband internet users in the United States. Other partners in the joint venture include Sony Pictures Entertainment, Universal Studios, Warner Bros. and Paramount Pictures. The Company has funded $7,485,000 for its equity interest and its share of operating expenses of the joint venture as of March 31, 2002. The Company financed its investment through borrowings under its credit facilities. The Company is committed to fund its share of the operating expenses of the joint venture, as required. The Company is accounting for its interest in the joint venture under the equity method. In the quarter ended March 31, 2002, the Company recognized a net loss of $291,000 for its share in the results of the joint venture.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2002, the Company, through its wholly-owned subsidiary MGM Domestic Television Distribution Inc., and NBC Enterprises, Inc. formed a new media sales company, MGM-NBC Media Sales, LLC (“MGM-NBC Media Sales”), to distribute off-network feature film and television series and first-run syndication programming from each company in the television barter sales markets. Each company is entitled to its share of the net profits or losses of MGM-NBC Media Sales based on a contractual formula as specified in the agreement. In the quarter ended March 31, 2002, the Company recognized a loss of $65,000 for its share of the operating results of the joint venture.

On March 27, 2002, the Company, through its wholly-owned subsidiary MGM Digital Development Inc. (“MGM Digital”), acquired a one-seventh interest in NDC, LLC (“NDC”), a partnership created with the six other major studios to (i) develop and/or ratify standards for digital motion picture equipment and for digital cinema technology to be used in the delivery of high quality in-theatre digital cinema, and (ii) update and deploy a limited amount of new digital motion picture equipment in theatres. MGM Digital contributed $979,000 for its initial interest in NDC. The agreement has an initial term expiring on March 27, 2004. In the quarter ended March 31, 2002, the Company recognized a loss of $1,020,000 representing its aggregate investment in the joint venture.

Note 5—Bank and Other Debt

Bank and other debt is summarized as follows (in thousands):

	March 31, 2002	December 31, 2001
	(unaudited)
Revolving Facility	$46,000	$159,000
Term Loans	668,500	668,500
Capitalized lease obligations and other borrowings	8,204	8,686

	$722,704	$836,186

On October 15, 1997, the Company entered into an amended and restated credit facility with a syndicate of banks aggregating $1.3 billion (the “Amended Credit Facility”) consisting of a six year $600,000,000 revolving credit facility (the “Revolving Facility”), a $400,000,000 seven and one-half year term loan (“Tranche A Loan”) and a $300,000,000 eight and one-half year term loan (“Tranche B Loan”) (collectively, the “Term Loans”). The Amended Credit Facility was subsequently amended and restated on July 21, 2000, with less restrictive operating and financial covenants. The Amended Credit Facility contains provisions allowing, with the consent of the requisite lenders and subject to syndication thereof, for an additional $200,000,000 tranche, raising the potential amount of Amended Credit Facility to $1.5 billion. The Revolving Facility and the Tranche A Loan bear interest at 2.50 percent over the Adjusted LIBOR rate, as defined (4.38 percent at March 31, 2002). The Tranche B Loan bears interest at 2.75 percent over the Adjusted LIBOR rate (4.78 percent at March 31, 2002). Scheduled amortization of the Term Loans under the Amended Credit Facility is $73,000,000 in 2002, $103,000,000 in 2003, $103,000,000 in 2004 and $103,000,000 in 2005, with the remaining balance due at maturity. The Revolving Facility matures on September 30, 2003, subject to extension under certain conditions. The Company is currently exploring various refinancing opportunities with regards to the Amended Credit Facility.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s borrowings under the Amended Credit Facility are secured by substantially all the assets of the Company. The Amended Credit Facility contains various covenants including limitations on dividends, capital expenditures and indebtedness, and the maintenance of certain financial ratios. The Amended Credit Facility limits the amount of the investment in the Company which may be made by MGM Studios and Orion in the form of loans or advances, or purchases of capital stock of the Company, up to a maximum aggregate amount of $500,000,000. As of March 31, 2002, there are no outstanding loans or advances to the Company by such subsidiaries, nor have such subsidiaries purchased any capital stock of the Company. Restricted net assets of MGM Studios and Orion at March 31, 2002 are approximately $2.1 billion. As of March 31, 2002, the Company was in compliance with all applicable covenants.

Lease and other borrowings.    Capitalized lease and other borrowings relate principally to contractual liabilities and computer equipment financing at interest rates ranging from approximately ten to eleven percent.

Note 6—Financial Instruments

The Company is exposed to the impact of interest rate changes as a result of its variable rate long-term debt. The Amended Credit Facility requires that the Company maintain interest rate swap agreements (the “Swap Agreements”) or other appropriate hedging arrangements to convert to fixed rate or otherwise limit the floating interest rate risk on at least 66 2/3 percent of the Term Loans outstanding through July 2003. Accordingly, the Company has entered into several Swap Agreements whereby the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate amounts calculated by reference to an agreed notional principal amount. The Swap Agreements expire in July 2003. Based on scheduled loan amortization, the Company will be in compliance with the Amended Credit Facility’s hedge provisions through that time.

The Company has entered into three-year fixed interest rate Swap Agreements in relation to a portion of the Amended Credit Facility for a notional value of $595,000,000 at an average rate of approximately 5.90 percent, which expire in various times no later than July 2003. Because these Swap Agreements carry interest rates that currently exceed the Company’s borrowing rates under the Amended Credit Facility (see Note 5), the Company will recognize additional interest costs, which will be charged against future earnings. We have also entered into additional interest rate Swap Agreements commencing in January 2002 for a notional value of $100.0 million in relation to a portion of our Revolving Facility at an average pay rate of approximately 2.34 percent, which expire in January 2003. At March 31, 2002, the Company would be required to pay approximately $20,041,000 if all such Swap Agreements were terminated, and this amount has been included in other liabilities and accumulated other comprehensive income (loss) as of March 31, 2002.

The Company is subject to market risks resulting from fluctuations in foreign currency exchange rates because approximately 25 percent of the Company’s revenues are denominated, and the Company incurs certain operating and production costs, in foreign currencies. In certain instances, the Company enters into foreign currency exchange forward contracts in order to reduce exposure to changes in foreign currency exchange rates that affect the value of the Company’s firm commitments and certain anticipated foreign currency cash flows. The Company currently intends to continue to enter into such contracts to hedge against future material foreign currency exchange rate risks. As of March 31, 2002, the Company would be required to pay approximately $1,157,000 if all such foreign currency forward contracts were terminated, and this amount has been included in other liabilities and accumulated other comprehensive income (loss) as of March 31, 2002.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Stockholders’ Equity

Public Offering.    On March 18, 2002, pursuant to a Form S-3 shelf registration statement filed with the Securities and Exchange Commission, the Company completed the sale of 10,550,000 shares of common stock of the Company at $16.50 per share, less an underwriting discount of $0.825 per share, in an underwritten public offering for aggregate net proceeds of $164,771,000. The Company used the net proceeds from the stock offering for general corporate purposes, including reduction of the revolving portion of its credit facility and financing of business operations.

Earnings Per Share (“EPS”).    Dilutive securities of 3,211,705 and 12,163,825 related to stock options are not included in the calculation of diluted EPS in the quarters ended March 31, 2002 and 2001, respectively, because they are antidilutive.

Note 8—Segment Information

The Company applies the disclosure provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company’s business units have been aggregated into four reportable operating segments: feature films, television programming, cable channels and other (principally licensing and merchandising, interactive media and music). Due to the significant acquisitions of cable channels in 2001, the Company has separated cable channels as a reportable operating segment, and reclassified such amounts from the other operating segments in prior-year periods. The factors for determining the reportable segments were based on the distinct nature of their operations. They are managed as separate business units because each requires and is responsible for executing a unique business strategy. Income or losses of industry segments and geographic areas, other than those accounted for under the equity method, exclude interest income, interest expense, goodwill amortization, income taxes and other unallocated corporate expenses. Identifiable assets are those assets used in the operations of the segments. Corporate assets consist of cash, certain corporate receivables and goodwill. Summarized financial information concerning the Company’s reportable segments is shown in the following tables (in thousands, unaudited):

	Quarter Ended March 31,
	2002	2001
Revenues
Feature films	$280,646	$300,553
Television programs	25,121	37,008
Cable channels	31,752	7,729
Other	9,361	6,335

Subtotal	346,880	351,625
Less: unconsolidated companies	(31,752)	(7,729)

Consolidated revenues	$315,128	$343,896

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Quarter Ended March 31,
	2002	2001
Segment Income (Loss)
Feature films	$(44,751)	$ 11,989
Television programs	(4,390)	6,326
Cable channels	(6,834)	(112)
Other	3,630	738

Subtotal	(52,345)	18,941
Less: unconsolidated companies	6,834	112

Consolidated segment income (loss)	$(45,511)	$ 19,053

The following table presents the details of other operating segment income:

	Quarter Ended March 31,
	2002	2001
Licensing and merchandising	$ 957	$ 893
Interactive media	2,293	516
Music	713	590
Other	(333)	(1,261)

	$ 3,630	$ 738

The following is a reconciliation of reportable segment income (loss) to loss from operations before provision for income taxes:

	Quarter Ended March 31,
	2002	2001
Segment income (loss)	$(45,511)	$19,053
General and administrative expenses	(16,259)	(20,429)
Depreciation and non-film amortization	(4,628)	(7,945)

Operating loss	(66,398)	(9,321)
Equity in net earnings (losses) of affiliates	(6,834)	(112)
Interest expense, net of amounts capitalized	(16,095)	(9,453)
Interest and other income, net	695	5,777

Loss from operations before provision for income taxes	$(88,632)	$(13,109)

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the change in reportable segment assets:

	December 31, 2001	Increase (Decrease)	March 31, 2002
			(unaudited)
Feature films	$2,183,488	$(39,548)	$2,143,940
Television programs	334,886	(25,222)	309,664
Cable channels	845,042	(4,334)	840,708
Other	9,857	(3,819)	6,038

Total reportable segment assets	$3,373,273	$(72,923)	$3,300,350

The following is a reconciliation of reportable segment assets to consolidated total assets:

	March 31,	December 31,
	2002	2001
	(unaudited)
Total assets for reportable segments	$3,300,350	$3,373,273
Goodwill not allocated to segments	516,706	516,706
Other unallocated amounts	31,612	33,185

Consolidated total assets	$3,848,668	$3,923,164

Note 9—Commitments and Contingencies

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

The Company has provided an accrual for pending litigation as of March 31, 2002 in accordance with SFAS No. 5, “Accounting for Contingencies.” In the opinion of Company management, any liability under pending litigation is not expected to be material in relation to the Company’s financial condition or results of operations.

Note 10—Supplementary Cash Flow Information

The Company paid interest, net of capitalized interest, of $14,056,000 and $7,746,000 during the quarters ended March 31, 2002 and 2001, respectively. The Company paid income taxes of $5,238,000 and $4,267,000 during the quarters ended March 31, 2002 and 2001, respectively.

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

Recent Developments

Cable Investment.    On April 2, 2001, we invested $825.0 million in cash for a 20 percent interest in two general partnerships which own and operate the American Movie Channel, Bravo, the Independent Film Channel and WE: Women’s Entertainment (formerly Romance Classics). These partnerships were wholly-owned by Rainbow Media Holdings, Inc., a 74 percent subsidiary of Cablevision Systems Corporation. The proceeds of the $825.0 million investment were used as follows: (i) $365.0 million was used to repay bank debt of the partnerships; (ii) $295.5 million was used to repay intercompany loans from Cablevision and its affiliates; and (iii) $164.5 million was added to the working capital of the partnerships. We financed the investment through the sale of equity securities and borrowings under our credit facilities. See “Liquidity and Capital Resources.” Based upon certain assumptions that management believes are reasonable, our determination of the difference between our cost basis in our investment in the cable channels and our share of the underlying equity in net assets is approximately $762 million.

We are accounting for our investment in the cable channels in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Pursuant to the requirements of this pronouncement, we are recording our share of the earnings and losses in the cable channels based on the most recently available financial statements received from the cable channels. Due to a lag in the receipt of the financial statements from the cable channels, we will be reporting our interest in the cable channels on a one quarter lag. In the quarter ended March 31, 2002, our share of the cable channels’ net operating results was a loss of $3.7 million, including amortization of goodwill and other intangible assets of $9.5 million.

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

Joint Ventures.    On August 13, 2001, a wholly-owned subsidiary, MGM On Demand Inc., acquired a 20 percent interest in a joint venture established to create an on-demand movie service to offer a broad selection of theatrically-released motion pictures via digital delivery for broadband internet users in the United States. Other partners in the joint venture include Sony Pictures Entertainment, Universal Studios, Warner Bros. and Paramount Pictures. We have funded approximately $7.5 million for our equity interest and our share of the operating expenses of the joint venture as of March 31, 2002. We financed our investment through borrowings under our credit facilities. We are accounting for our interest in the joint venture under the equity method. In the quarter ended March 31, 2002, we recognized a net loss of $0.3 million for our share in the results of the joint venture.

In February 2002, a wholly-owned subsidiary, MGM Domestic Television Distribution Inc., and NBC Enterprises, Inc. formed a new media sales company, MGM-NBC Media Sales, LLC, to distribute off-network feature film and television series and first-run syndication programming from each company in the television barter sales markets. Each company is entitled to its share of the net profits or losses of MGM-NBC Media Sales, LLC based on a contractual formula as specified in the agreement. In the quarter ended March 31, 2002, we recognized a loss of $0.1 million for our share of the operating results of the joint venture.

On March 27, 2002, a wholly-owned subsidiary, MGM Digital Development Inc., acquired a one-seventh interest in NDC, LLC, a partnership created with the six other major studios to (i) develop and/or ratify standards for digital motion picture equipment and for digital cinema technology to be used in the delivery of high quality in-theatre digital cinema, and (ii) update and deploy a limited amount of new digital motion picture equipment in theatres. We have contributed $1.0 million for our equity interest in the joint venture. The agreement has an initial term expiring on March 27, 2004. In the quarter ended March 31, 2002, we recognized a loss of $1.0 million representing our aggregate investment in the joint venture.

Collective Bargaining Agreements.    The motion picture and television programs produced by MGM Studios, and the other major studios in the United States, generally employ actors, writers and directors who are members of the Screen Actors Guild, Writers Guild of America, and Directors Guild of America, pursuant to industry-wide collective bargaining agreements. The collective bargaining agreement with Writers Guild of America was successfully renegotiated and became effective beginning May 2, 2001 for a term of three years. Negotiations regarding the collective bargaining agreement with Screen Actors Guild were successfully completed on July 3, 2001 and the agreement was ratified effective as of July 1, 2001 for a term of three years. The Directors Guild of America collective bargaining agreement was successfully renegotiated and has been ratified with a term of three years from July 1, 2002. Many productions also employ members of a number of other unions, including without limitation the International Alliance of Theatrical and Stage Employees and the Teamsters. A strike by one or more of the unions that provide personnel essential to the production of motion pictures or television programs could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time involved, could cause delay or interruption in our release of new motion pictures and television programs and thereby could adversely affect our cash flow and revenues. Our revenues from motion pictures and television programs in our library should not be affected and may partially offset the effects of a strike to the extent, if any, that television exhibitors buy more library product to compensate for interruption in their first-run programming.

Accounting for Motion Picture and Television Costs.    In accordance with accounting principles generally accepted in the United States and industry practice (see “Industry Accounting Practices”), we amortize the costs of production, including capitalized interest and overhead, as well as participations and talent residuals, for feature films and television programming using the individual-film-forecast method under which such costs are amortized for each film or television program in the ratio that revenue earned in the current period for such title bears to management’s estimate of the total revenues to be realized from all media and markets for such title. Effective January 1, 2001, all exploitation costs, including advertising and marketing costs, are expensed as incurred. Theatrical print costs are amortized over the periods of theatrical release of the respective territories.

Management regularly reviews, and revises when necessary, its total revenue estimates on a title-by-title basis, which may result in a change in the rate of amortization and/or a write-down of the film or television asset to estimated fair value. These revisions can result in significant quarter-to-quarter and year-to-year fluctuations in film write-downs and amortization. A typical film or television program recognizes a substantial portion of its ultimate revenues within the first two years of release. By then, a film has been exploited in the domestic and international theatrical markets and the domestic and international home video markets, as well as the domestic and international pay television and pay-per-view markets, and a television program has been exploited on network television or in first-run syndication. A similar portion of the film’s or television program’s capitalized costs should be expected to be amortized accordingly, assuming the film or television program is profitable.

The commercial potential of individual motion pictures and television programming varies dramatically, and is not directly correlated with production or acquisition costs. Therefore, it is difficult to predict or project a trend of our income or loss. However, the likelihood that we report losses, particularly in the year of a motion picture’s release, is increased by the industry’s method of accounting which requires the immediate recognition of the entire loss (through increased amortization) in instances where it is estimated the ultimate revenues of a motion picture or television program will not recover our capitalized costs. On the other hand, the profit of a profitable motion picture or television program must be deferred and recognized over the entire revenue stream generated by that motion picture or television program. This method of accounting may also result in significant fluctuations in reported income or loss, particularly on a quarterly basis, depending on our release schedule, the timing of advertising campaigns and the relative performance of individual motion pictures or television programs.

Industry Accounting Practices.    Beginning January 1, 2001 we adopted new accounting rules (see “New Accounting Pronouncements” below) which require, among other changes, that exploitation costs, including advertising and marketing costs, be expensed as incurred. Theatrical print costs are amortized over the periods of theatrical release of the respective territories. Under accounting rules in effect for periods prior to January 1, 2001, such costs were capitalized as a part of film costs and amortized over the life of the film using the individual-film-forecast method. The current practice dramatically increases the likelihood of reporting losses upon a film’s theatrical release, but will provide for increased returns when a film is released in the ancillary markets of home video and television, when we incur a much lower proportion of advertising costs. Additional provisions under the new accounting rules include changes in revenue recognition and accounting for development costs and overhead, and reduced amortization periods for film costs.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statement of Financial Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of Financial Accounting Standards Board No. 133,” and by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of Financial Accounting Standards Board Statement No. 133,” which is effective for all quarters of fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We adopted Statement of Financial Accounting Standards No. 133 beginning January 1, 2001, and recorded a one-time, non-cash cumulative effect adjustment in stockholders’ equity and other comprehensive income (loss) of $0.5 million. The adoption of Statement of Financial Accounting Standards No. 133 did not materially impact our results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations.” This statement has eliminated the flexibility to account for some mergers and acquisitions as pooling of interests, and effective as of July 1, 2001, all business combinations are to be accounted for using the purchase method. We adopted this statement as of July 1, 2001, and the impact of such adoption did not have a material adverse impact on our financial statements.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” According to this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value-based test. Under this statement, the carrying value of assets are calculated at the lowest level for which there are identifiable cash flows, which include feature film operations, television programming operations, cable channels and other businesses (licensing and merchandising, music and interactive operations). We adopted this statement beginning January 1, 2002, and upon adoption we did not recognize any impairment of goodwill already included in the financial statements. We expect to receive future benefits from previously acquired goodwill over an indefinite period of time. Accordingly, beginning on January 1, 2002, we have foregone all related amortization expense, which totaled $3,684,000 for the quarter ended March 31, 2001. Since we are recording our equity in net earnings of the cable channels on a one-quarter lag, amortization of goodwill and other intangible assets of the cable channels ($9,528,000 for the quarter ended March 31, 2002) will not be included in the calculation of our equity in the net earnings in this investment beginning April 1, 2002.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of this statement is to develop consistent accounting of asset retirement obligations and related costs in the financial statements and provide more information about future cash outflows, leverage and liquidity regarding retirement obligations and the gross investment in long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We will implement this statement on January 1, 2003. The impact of such adoption is not anticipated to have a material effect on our financial statements.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that opinion). This statement also amends Accounting Research Board No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for subsidiaries for which control is likely to be temporary. We adopted Statement of Financial Accounting Standards No. 144 beginning January 1, 2002. The impact of such adoption did not have a material effect on our financial statements.

Results of Operations

The following table sets forth our reported operating results for the quarter ended March 31, 2002 (the “2002 Quarter”) and the quarter ended March 31, 2001 (the “2001 Quarter”):

	Quarter ended March 31,
	2002	2001
	(in thousands) (unaudited)
Revenues:
Feature films	$280,646	$300,553
Television programs	25,121	37,008
Other	9,361	6,335

Total revenues	$315,128	$343,896

Operating income (loss):
Feature films	$(44,751)	$11,989
Television programs	(4,390)	6,326
Other	3,630	738
General and administration expenses	(16,259)	(20,429)
Depreciation and non-film amortization	(4,628)	(7,945)

Operating loss	(66,398)	(9,321)
Equity in net losses of affiliates	(6,834)	(112)
Interest expense, net of amounts capitalized	(16,095)	(9,453)
Interest and other income, net	695	5,777

Loss before provision for income taxes	(88,632)	(13,109)
Income tax provision	(2,160)	(4,412)

Net loss before cumulative effect of accounting change	(90,792)	(17,521)
Cumulative effect of accounting change	—	(382,318)

Net loss	$(90,792)	$(399,839)

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

Unconsolidated companies include our investment in the Rainbow Media Group cable channels and our investments in joint ventures acquired in 2001 and 2002 (see “Recent Developments” above), as well as various interests in international cable channels located in 40 countries, the majority of which are accounted for under the equity method. Consolidated and unconsolidated companies’ revenues, operating income (loss) and EBITDA are as follows:

	Quarter ended March 31,
	2002	2001
	(in thousands, unaudited)
Revenues:
Consolidated companies	$315,128	$343,896
Unconsolidated companies	31,752	7,729

Total	$346,880	$351,625

Operating income (loss):
Consolidated companies	$(66,398)	$(9,321)
Unconsolidated companies	(7,308)	318

Total	$(73,706)	$(9,003)

EBITDA:
Consolidated companies	$(61,770)	$(1,376)
Unconsolidated companies	2,793	488

Total	$(58,977)	$(888)

While management considers EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to, operating income, net earnings, cash flow and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States. EBITDA does not reflect cash available to fund cash requirements, and the items excluded from EBITDA, such as depreciation and non-film amortization, are significant components in assessing our financial performance. Other significant uses of cash flows are required before cash will be available to us, including debt service, taxes and cash expenditures for various long-term assets. Our calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. For purposes of our calculation, unconsolidated EBITDA includes unconsolidated operating income (loss) and the add-back of depreciation expense and amortization of goodwill and other intangible assets of $10.1 million and $0.2 million for the quarters ended March 31, 2002 and 2001, respectively.

See further details of operating changes under segments discussion below.

Feature Films

Consolidated feature films revenues, operating income and EBITDA are as follows:

	Quarter ended March 31,
	2002	2001
	(in thousands, unaudited)

Revenues	$280,646	$300,553
Operating income (loss) and EBITDA	$(44,751)	$11,989

Revenues.    Feature film revenues decreased by $19.9 million, or seven percent, to $280.6 million in the quarter ended March 31, 2002 (the “2002 Quarter”) compared to the quarter ended March 31, 2001 (the “2001 Quarter”).

Worldwide theatrical revenues decreased by $69.2 million, or 74 percent, to $24.8 million in the 2002 Quarter, principally due to the performance of our domestic theatrical releases Rollerball and Hart’s War, which were less successful than the releases of Hannibal and Heartbreakers in the 2001 Quarter. Overall, in the 2002

Quarter, we released three new feature films domestically and no new films internationally. In the 2001 Quarter, we released three new feature films domestically and two new films internationally.

Worldwide home video revenues increased by $58.1 million, or 50 percent, to $174.8 million in the 2002 Quarter. In 2002, we released Jeepers Creepers, What’s The Worst That Could Happen, Original Sin and Ghost World in the domestic home video marketplace, as well as benefiting from the continuing sales of Hannibal and Legally Blonde, among others, and various library sales promotions. In the 2001 Quarter, our home video releases included Autumn in New York in the domestic marketplace. In the 2002 Quarter, DVD sales alone increased to $119.7 million, or 70 percent, from $70.6 million in the 2001 Quarter.

Worldwide pay television revenues from feature films increased by $0.9 million, or three percent, to $30.2 million in the 2002 Quarter, principally due to the delivery of Hannibal to domestic pay television as compared to the delivery of Supernova in the 2001 Quarter, which carried a much lower license fee than Hannibal. This increase was partially offset by the timing of international television licenses in the 2002 Quarter. Network television revenues increased to $7.9 million in the 2002 Quarter, principally due to the delivery of The Thomas Crown Affair. There were no network revenues in the 2001 Quarter. Worldwide syndicated television revenues from feature films decreased by $17.7 million, or 31 percent, to $38.5 million in the 2002 Quarter, principally due to fewer new releases in domestic and international markets, as compared to the licensing in the 2001 Quarter of Ronin and Species 2 in domestic markets, and sales in international markets for The Man In The Iron Mask and certain films in the James Bond series, among others.

Operating Results.    Operating income and EBITDA from feature films decreased by $56.7 million, or 473 percent, to a loss of $44.8 million in the 2002 Quarter from a profit of $12.0 million in the 2001 Quarter. The decrease in operating income and EBITDA from feature films reflected the disappointing performances of Rollerball and Hart’s War. In comparison, in the 2001 Quarter we benefited from the successful performance of Hannibal. Overall, we incurred feature film write-downs of $32.3 million in the 2002 Quarter. There were no such write-downs in the 2001 Quarter. Additionally, we incurred higher bad debt expenses in the 2002 Quarter than in the 2001 Quarter, resulting in additional charges of $8.5 million.

Television Programming

Consolidated television programming revenues, operating income and EBITDA are as follows:

	Quarter ended March 31,
	2002	2001
	(in thousands, unaudited)

Revenues	$25,121	$37,008
Operating income and EBITDA	$(4,390)	$6,326

Revenues.    Television programming revenues decreased by $11.9 million, or 32 percent, to $25.1 million in the 2002 Quarter compared to the 2001 Quarter.

Worldwide pay television revenues increased by $1.2 million, or 26 percent, to $5.6 million in the 2002 Quarter, principally due to the addition of the new series Jeremiah airing on domestic pay television. Worldwide syndicated television programming revenues decreased by $16.7 million, or 55 percent, to $13.4 million in the 2002 Quarter, primarily due to fewer series in syndication in domestic markets. In the 2002 Quarter, we had two series in syndication as compared to four series in the 2001 Quarter. Worldwide home video revenues with respect to television programming increased by $2.6 million, or 108 percent, to $5.0 million in the 2002 Quarter, primarily due to increased international sales of Stargate SG-1.

Operating Results.    Operating income and EBITDA from television programming decreased by $10.7 million to a loss of $4.4 million in the 2002 Quarter, principally due to the decrease in revenues described above as well as increased write-downs on new series than in the 2001 Quarter.

Other Businesses

Consolidated revenues, operating income and EBITDA from other businesses, including consumer products, interactive media and branded programming services, music soundtrack and royalty income, are as follows:

	Quarter ended March 31,
	2002	2001
	(in thousands, unaudited)

Revenues	$9,361	$6,335
Operating income and EBITDA	$3,630	$738

Revenues.    Revenues from other businesses increased by $3.0 million, or 48 percent, to $9.4 million in the 2002 Quarter as compared to the 2001 Quarter. Operating results in the 2002 Quarter included consumer products revenue of $2.2 million and music soundtrack and royalty revenue of $1.3 million, as compared to consumer products revenue of $2.1 million and music soundtrack and royalty revenue of $1.4 million in the 2001 Quarter. Interactive media revenues were $5.1 million in the 2002 Quarter, which included royalties from the interactive game 007–Agent Under Fire, as compared to revenues of $2.1 million in the 2001 Quarter. Additionally, revenues from other businesses in the 2002 Quarter include the receipt of $0.7 million in third party audit recoveries and other miscellaneous income as compared to recoveries of $0.8 million in the 2001 Quarter.

Operating Results.    Operating income and EBITDA from other businesses increased by $2.9 million, or 392 percent, to $3.6 million in the 2002 Quarter, principally due to the favorable interactive game revenues as well as lower overhead costs. Expenses for other businesses include interactive product costs of $2.7 million in the 2002 Quarter as compared to $1.5 million of such costs in the 2001 Quarter. Consumer products cost of sales were $0.7 million in the 2002 Quarter and $0.5 million in the 2001 Quarter. Overhead costs related to other businesses aggregated $1.6 million in the 2002 Quarter and $2.2 million in the 2001 Quarter. The decrease in overhead costs principally reflected reduced spending on our website. Other expenses aggregated $0.8 million in the 2002 Quarter and $1.4 million in the 2001 Quarter. Such expenses include distribution costs associated with music and branded programming services, as well as foreign currency transaction losses.

Corporate and Other

General and Administrative Expenses.    In the 2002 Quarter, general and administrative expenses decreased by $4.2 million, or 20 percent, to $16.3 million, as compared to the 2001 Quarter. The decrease reflected significantly lower incentive costs, related to certain of our former senior executives, associated with the change in the price of our common stock, partially offset by increased professional fees.

Depreciation and Non-Film Amortization.    Depreciation and non-film amortization in the 2002 Quarter decreased by $3.3 million, or 42 percent, to $4.6 million, as compared to the 2001 Quarter, due to the elimination of the amortization of our goodwill in 2002 ($3.7 million for the 2001 Quarter) in accordance with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002 (see “New Accounting Pronouncements”).

Equity in Net Losses of Affiliates.    Equity in net losses of affiliates include our interest in the Rainbow Media Group cable channels acquired on April 2, 2001 and our investment in joint ventures acquired in 2001 and 2002, as well as various interests in international cable channels located in 40 countries. Earnings in the Rainbow Media Group cable channels are being reported on a one quarter lag. See “Recent Developments.”

In the 2002 Quarter, EBITDA from unconsolidated companies was $2.8 million, operating losses were $7.3 million and net losses were $6.8 million, respectively. In the 2002 Quarter, we benefited from the inclusion of our share of the operating results of the Rainbow Media Group cable channels, which contributed $5.2 million in EBITDA. On a net basis, due to the one quarter lag in reporting of this investment, the 2002 Quarter results were offset by amortization of goodwill and other intangible assets of $9.5 million related to our investment in the cable channels. In the 2001 Quarter, EBITDA from unconsolidated companies was $0.5 million, operating income was $0.3 million and net losses were $0.1 million, respectively.

Interest Expense, Net of Amounts Capitalized.    Net interest expense in the 2002 Quarter increased by $6.6 million, or 70 percent, to $16.1 million, as compared to the 2001 Quarter, primarily due to increased borrowings to fund our acquisition of the Rainbow Media Group cable channels on April 2, 2001 as well as increased operating activities.

Interest and Other Income, Net.    Interest and other income in the 2002 Quarter decreased by $5.1 million, or 88 percent, to $0.7 million, as compared to the 2001 Quarter due to lower interest income earned on our short-term investments, which decreased due to the $825.0 million cash investment in the Rainbow Media Group cable channels on April 2, 2001. We had a significant portion of this cash invested in interest-bearing accounts during the 2001 Quarter.

Income Tax Provision.    The provision for income taxes in the 2002 Quarter decreased by $2.3 million, or 51 percent, to $2.2 million, as compared to the 2001 Quarter, principally due to lower foreign remittance taxes attributable to decreased international distribution revenues.

Liquidity and Capital Resources

General.    Our operations are capital intensive. In recent years we have funded our operations primarily from (i) the sale of equity securities, (ii) bank borrowings and (iii) internally generated funds. During the 2002 Quarter, the net cash used by operating activities was $45.1 million, which included film and television production and distribution costs of $98.3 million; net cash used by investing activities was $5.4 million; and net cash provided by financing activities was $51.9 million, including $165.3 million in net proceeds from the sale of common stock, partially offset by net repayments of bank debt of $113.5 million.

Public Offering.    On March 18, 2002, pursuant to a Form S-3 shelf registration statement filed with the Securities and Exchange Commission, we completed the sale of 10,550,000 shares of common stock at $16.50 per share, less an underwriting discount of $0.825 per share, in an underwritten public offering for aggregate net proceeds of $164,771,000. We intend to use the net proceeds from the stock offering for general corporate purposes, including reduction of the revolving portion of our credit facility, financing of business operations and potential acquisitions.

Bank Borrowings.    We have a $1.3 billion syndicated credit facility consisting of (i) a six year $600.0 million revolving credit facility, (ii) a $400.0 million seven and one-half year term loan and (iii) a $300.0 million eight and one-half year term loan. As of April 23, 2002, $507.9 million, including outstanding letters of credit, was available under our credit facility, which also contains provisions allowing, under certain circumstances, for an additional $200.0 million tranche.

Currently, the revolving facility and the $400.0 million term loan bear interest at 2.50 percent over the Adjusted LIBOR rate, as defined therein (4.35 percent at April 23, 2002), and the $300.0 million term loan bears interest at 2.75 percent over the Adjusted LIBOR rate (4.69 percent at April 23, 2002). We have entered into three-year fixed interest rate swap contracts in relation to a portion of our credit facility for a notional value of $595.0 million at an average rate of approximately 5.90 percent, which expire in July 2003. Because these swap agreements carry interest rates that currently exceed our borrowing rates under our credit facilities, we will recognize additional interest costs, which will be charged against future earnings. We have also entered into additional forward interest rate swap contracts commencing in January 2002 for a notional value of $100.0 million at an average rate of approximately 2.34 percent, which expire in January 2003.

As of April 23, 2002, the $400.0 million term loan had an outstanding balance of $352.5 million, and the $300.0 million term loan had an outstanding balance of $297.75 million. Scheduled amortization of the term loans under our credit facility is as follows: $54.75 million for the remainder of 2002, $103.0 million in 2003, $103.0 million in 2004, and $103.0 million in 2005, with the remaining balance due at maturity. The revolving facility was entered into in October 1997 and matures on September 30, 2003, subject to extension under certain conditions. We are currently exploring alternatives regarding the renegotiation of our credit facility. There can be no assurances we will be successful in renegotiating our credit facility.

Our credit facility contains various covenants, including limitations on indebtedness, dividends and capital expenditures, and maintenance of certain financial ratios. Our credit facility was amended and restated on July 21, 2000, with less restrictive operating and financial covenants. Our credit facility limits the amount of the investment in MGM which may be made by Metro-Goldwyn-Mayer Studios Inc. and Orion Pictures Corporation, both of which are wholly-owned subsidiaries, in the form of loans or advances, or purchases of capital stock of MGM, up to a maximum aggregate amount of $500.0 million. As of March 31, 2002, there are no outstanding loans or advances to MGM by such subsidiaries, nor have such subsidiaries purchased any capital stock of MGM. Restricted net assets of Metro-Goldwyn-Mayer Studios Inc. and Orion Pictures Corporation at March 31, 2002 are approximately $2.1 billion. Although we are in compliance with all terms of our credit facility, there can be no assurances that we will remain in compliance with such covenants or other conditions under our credit facility in the future. We anticipate substantial continued borrowing under our credit facility.

Cash Used in Operating Activities.    In the 2002 Quarter, cash used by operating activities was $45.1 million compared to cash used by operating activities of $26.8 million in the 2001 Quarter. Included in cash used by operating activities were film and television production and distribution costs of $98.3 million in the 2002 Quarter and $131.3 million in the 2001 Quarter.

Cash Provided by Investing Activities.    In the 2002 Quarter, cash used by investing activities was $5.4 million compared to cash used in investing activities of $2.2 million in the 2001 Quarter.

Cash Provided by Financing Activities.    In the 2002 Quarter, cash provided by financing activities was $51.9 million, which included $165.3 million in net proceeds from the sale of common stock, partially offset by net repayments of borrowed funds of $113.5 million. In the 2001 Quarter, cash provided by financing activities was $639.1 million, consisting of $635.6 million in net proceeds from the sale of equity securities and $4.1 million received from the exercise of stock options, partially offset by $0.6 million in net repayments of borrowed funds.

Commitments.    Future minimum annual commitments under bank and other debt agreements, non-cancelable operating leases, employment agreements, creative talent agreements and letters of credit as of March 31, 2002 are as follows (in thousands, unaudited):

	2002	2003	2004	2005	2006	There- after	Total
Bank and other debt	$120,849	$108,689	$103,666	$103,000	$286,500	$—	$722,704
Operating leases	8,232	14,826	16,394	16,455	17,042	238,931	311,880
Employment agreements	27,364	24,852	9,484	18	2	—	61,720
Creative talent agreements	12,142	8,969	688	—	—	—	21,799
Letters of credit	20,038	90	—	—	—	—	20,128

Total	$188,625	$157,426	$130,232	$119,473	$303,544	$238,931	$1,138,231

We do not expect our obligations for property and equipment expenditures, including the purchase of computer systems and equipment and leasehold improvements, to exceed $35.0 million per year.

We are obligated to fund 50 percent of the expenses of MGM Networks Latin America up to a maximum of approximately $24.0 million. We have funded approximately $23.5 million under such obligation as of March 31, 2002.

We are committed to fund our share of the operating expenses of certain joint ventures, as required. See “Recent Developments.”

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

At April 23, 2002, $55.25 million of our term debt was exposed to interest rate risk.

The following table provides information about our interest rate swaps outstanding at March 31, 2002:

	Amounts scheduled for maturity for the year ending December 31, 2003	Estimated fair value at March 31, 2002
Interest Rate Swaps
Variable to fixed:
Notional value (in thousands)	$595,000	$(20,312)
Average pay rate	5.897%
Spot rate	1.904%
Variable to fixed:
Notional value (in thousands)	$100,000	$271
Average pay rate	2.340%
Spot rate	1.882%

We are subject to market risks resulting from fluctuations in foreign currency exchange rates because approximately 25 percent of our revenues are denominated, and we incur certain operating and production costs, in foreign currencies. In certain instances, we enter into foreign currency exchange contracts in order to reduce exposure to changes in foreign currency exchange rates that affect the value of our firm commitments and certain anticipated foreign currency cash flows. We currently intend to continue to enter into such contracts to hedge against future material foreign currency exchange rate risks. The following table provides information about our foreign currency forward contracts outstanding at March 31, 2002:

	Amounts scheduled for maturity for the year ending December 31, 2002	Estimated fair value at March 31, 2002

Foreign Currency Forward Contracts
Contract amount (in thousands) (receive CAD, pay $US)	$20,908	$(670)
Spot rate	0.9552
Forward rate	1.5449
Contract amount (in thousands) (receive GBP, pay $US)	$31,207	$(487)
Spot rate	1.4258
Forward rate	1.4448

PART II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.	Document Description

10.1	Amendment to Employment Agreement of Alex Yemenidjian dated March 25, 2002*

10.2	Amendment to Employment Agreement of Christopher J. McGurk dated March 25, 2002*

*Management	contract or compensatory plan

(b)  Reports on Form 8-K

Date	Relating to
February 15, 2002	Item 5. Other Information
February 26, 2002	Item 5. Other Information
March 13, 2002	Item 5. Other Information
March 14, 2002	Item 5. Other Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METRO-GOLDWYN-MAYER INC.

April 25, 2002	By:	/s/ ALEX YEMENIDJIAN
Alex Yemenidjian Chairman of the Board of Directors and Chief Executive Officer
	By:	/s/ DANIEL J. TAYLOR
Daniel J. Taylor Senior Executive Vice President and Chief Financial Officer