Form 10-Q
period 2002-06-30
METRO-GOLDWYN-MAYER INC
filed 2002-07-26
CIK 1026816

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

Commission File No. 1-13481

METRO-GOLDWYN-MAYER INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4605850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2500 Broadway Street, Santa Monica, CA	90404
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 449-3000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

The number of shares of the Registrant’s common stock outstanding as of July 23, 2002 were 251,795,200.

METRO-GOLDWYN-MAYER INC.

FORM 10-Q

June 30, 2002

i

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

METRO-GOLDWYN-MAYER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Cash and cash equivalents	$446,860	$2,698
Accounts and contracts receivable (net of allowance for doubtful accounts of $40,088 and $26,173, respectively)	370,537	458,010
Film and television costs, net	1,982,446	2,035,277
Investments in and advances to affiliates	851,270	845,042
Property and equipment, net	34,538	38,837
Goodwill	516,706	516,706
Other assets	33,743	26,594

	$4,236,100	$3,923,164

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Bank and other debt	$1,211,915	$836,186
Accounts payable and accrued liabilities	170,971	198,520
Accrued participants' share	235,580	243,836
Income taxes payable	29,152	31,865
Advances and deferred revenues	77,520	82,156
Other liabilities	33,901	41,119

Total liabilities	1,759,039	1,433,682

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 500,000,000 shares authorized, 251,771,186 and 239,629,500 shares issued and outstanding	2,518	2,396
Additional paid-in capital	3,913,067	3,717,767
Deficit	(1,416,166)	(1,203,565)
Accumulated other comprehensive loss	(22,358)	(27,116)

Total stockholders' equity	2,477,061	2,489,482

	$4,236,100	$3,923,164

The accompanying Notes to Condensed Consolidated Financial Statements  are an integral part of these consolidated statements.

METRO-GOLDWYN-MAYER INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues	$336,923	$274,859	$652,051	$618,755
Expenses:
Operating	264,961	181,975	489,154	372,268
Selling, general and administrative	166,366	128,774	319,071	283,753
Depreciation and non-film amortization	4,849	8,056	9,477	16,001

Total expenses	436,176	318,805	817,702	672,022

Operating loss	(99,253)	(43,946)	(165,651)	(53,267)
Other income (expense):
Equity in net earnings (losses) of affiliates	6,019	(1,147)	(815)	(1,259)
Interest expense, net of amounts capitalized	(26,530)	(13,475)	(42,625)	(22,928)
Interest and other income, net	930	1,360	1,625	7,137

Total other expenses	(19,581)	(13,262)	(41,815)	(17,050)

Loss from operations before provision for income taxes	(118,834)	(57,208)	(207,466)	(70,317)
Income tax provision	(2,975)	(4,097)	(5,135)	(8,509)

Net loss before cumulative effect of accounting change	(121,809)	(61,305)	(212,601)	(78,826)
Cumulative effect of accounting change	—	—	—	(382,318)

Net loss	$(121,809)	$(61,305)	$(212,601)	$(461,144)

Loss per share:
Basic and diluted
Net loss before cumulative effect of accounting change	$(0.48)	$(0.26)	$(0.86)	$(0.35)
Cumulative effect of accounting change	—	—	—	(1.70)

Net loss	$(0.48)	$(0.26)	$(0.86)	$(2.05)

Weighted average number of common shares outstanding:
Basic and diluted	251,732,625	234,002,719	247,155,037	224,521,913

The accompanying Notes to Condensed Consolidated Financial Statements  are an integral part of these consolidated statements.

METRO-GOLDWYN-MAYER INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Preferred Stock		Common Stock		Add'l Paid-in Capital	Deficit	Comprehensive Income (Loss)	Accum. Other Comprehensive Income	Total Stockholders' Equity
	No. of Shares	Par Value	No. of Shares	Par Value
Balance December 31, 2001	—	$—	239,629,500	$2,396	$3,717,767	$(1,203,565)	$—	$(27,116)	$2,489,482
Common stock issued to outside parties, net	—	—	10,550,000	106	164,665	—	—	—	164,771
Common stock issued to related parties, net	—	—	1,591,686	16	30,635	—	—	—	30,651
Comprehensive income (loss):
Net loss	—	—	—	—	—	(212,601)	(212,601)	—	(212,601)
Unrealized gain on derivative instruments	—	—	—	—	—	—	5,963	5,963	5,963
Unrealized loss on securities	—	—	—	—	—	—	(1,222)	(1,222)	(1,222)
Foreign currency translation adjustments	—	—	—	—	—	—	17	17	17

Comprehensive loss	—	—	—	—	—	—	(207,843)	—	—

Balance June 30, 2002 (unaudited)	—	$—	251,771,186	$2,518	$3,913,067	$(1,416,166)	$—	$(22,358)	$2,477,061

The accompanying Notes to Condensed Consolidated Financial Statements  are an integral part of these consolidated statements.

METRO-GOLDWYN-MAYER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2002	2001
Net cash used in operating activities	$(67,732)	$(44,583)

Investing activities:
Investments in Cable Channels	—	(825,185)
Additions to property and equipment	(5,200)	(3,310)
Other investing activities	(7,715)	(1,050)

Net cash used in investing activities	(12,915)	(829,545)

Financing activities:
Net proceeds for issuance of preferred stock to Tracinda	—	325,000
Net proceeds from issuance of common stock to outside parties	164,771	310,639
Net proceeds from issuance of common stock to related parties	1,118	4,801
Additions to borrowed funds	1,305,197	171,500
Repayments of borrowed funds	(929,468)	(1,323)
Financing fees and other	(16,823)	—

Net cash provided by financing activities	524,795	810,617

Net change in cash and cash equivalents from operating, investing and financing activities	444,148	(63,511)
Net increase (decrease) in cash due to foreign currency fluctuations	14	(364)

Net change in cash and cash equivalents	444,162	(63,875)
Cash and cash equivalents at beginning of the year	2,698	77,140

Cash and cash equivalents at end of the period	$446,860	$13,265

The accompanying Notes to Condensed Consolidated Financial Statements  are an integral part of these condensed consolidated statements.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002

Note 1—Basis of Presentation

Basis of Presentation.    The accompanying condensed consolidated financial statements include the accounts of Metro-Goldwyn-Mayer Inc. (“MGM”), Metro-Goldwyn-Mayer Studios Inc. and its majority owned subsidiaries (“MGM Studios”) and Orion Pictures Corporation and its majority owned subsidiaries (“Orion”) (collectively, the “Company”). MGM is a Delaware corporation formed on July 10, 1996 specifically to acquire MGM Studios, and is majority owned by an investor group comprised of Tracinda Corporation and a corporation that is principally owned by Tracinda (collectively, “Tracinda”) and certain current and former executive officers of the Company. The acquisition of MGM Studios by MGM was completed on October 10, 1996, at which time MGM commenced principal operations. The acquisition of Orion was completed on July 10, 1997. The Company completed the acquisition of certain film libraries and film related rights that were previously owned by PolyGram N.V. and its subsidiaries (“PolyGram”) on January 7, 1999.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and the instructions to Form 10-Q related to interim period financial statements. Accordingly, these financial statements do not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, these financial statements contain all adjustments consisting only of normal recurring accruals which, in the opinion of management, are necessary in order to make the financial statements not misleading. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2001. As permitted by American Institute of Certified Public Accountants Statement of Position (“SOP”) 00-2, “Accounting by Producers or Distributors of Films,” the Company has presented unclassified balance sheets. Certain reclassifications have been made to amounts presented in the prior year period to conform to the current presentation.

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

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” According to this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value based test. Under SFAS No. 142, the carrying value of assets are calculated at the lowest level for which there are identifiable cash flows, which include feature film operations, television programming operations, cable channels and other businesses (licensing and merchandising, music and interactive operations). The Company adopted SFAS No. 142 beginning January 1, 2002, and upon adoption the Company did not recognize any impairment of goodwill and other intangible assets already included in the financial statements. The Company expects to receive future benefits from previously acquired goodwill over an indefinite period of time. Accordingly, beginning January 1, 2002, the Company has foregone all related amortization expense, which totaled $3,683,000 and $7,367,000 for the quarter and six months ended June 30, 2001. Since the Company is recording its equity in net earnings of the Cable Channels (see Note 4) on a one-quarter lag, amortization of goodwill of the Cable Channels ($9,528,000 for the quarter ended March 31, 2002) is not included in the calculation of the Company’s equity in the net earnings in this investment commencing with the quarter ended June 30, 2002.

For the quarter and six months ended June 30, 2001, the reconciliation of reported net loss and net loss per share to adjusted net loss and adjusted net loss per share reflecting the elimination of goodwill amortization is as follows (in thousands, unaudited):

	Quarters Ended June 30, 2001		Six Months Ended June 30, 2001
	Net Loss	Loss per Share	Net Loss	Loss per Share
Net loss before cumulative effect of accounting change, as reported	$(61,305)	$(0.26)	$(78,826)	$(0.35)
Elimination of goodwill amortization	3,683	0.02	7,367	0.03

Net loss before cumulative effect of accounting change, as adjusted	$(57,622)	$(0.24)	$(71,459)	$(0.32)

	Quarters Ended June 30, 2001		Six Months Ended June 30, 2001
	Loss Net	Loss per Share	Net Loss	Loss per Share
Net loss, as reported	$(61,305)	$(0.26)	$(461,144)	$(2.05)
Elimination of goodwill amortization	3,683	0.02	7,367	0.03

Net loss, as adjusted	$(57,622)	$(0.24)	$(453,777)	$(2.02)

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Comprehensive Loss.    Comprehensive loss for the Company includes net loss and other comprehensive income (loss) items, including unrealized gain (loss) on derivative instruments, unrealized loss on securities and cumulative foreign currency translation adjustments. Components of comprehensive loss are shown below (in thousands, unaudited):

	Quarters Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss	$(121,809)	$(61,305)	$(212,601)	$(461,144)
Other comprehensive income (loss):
Cumulative effect of accounting change for derivative instruments	—	—	—	469
Unrealized gain (loss) on derivative instruments	304	(702)	5,963	(13,543)
Unrealized loss on securities	(1,144)	(119)	(1,222)	(301)
Cumulative foreign currency translation adjustments	114	(214)	17	(362)

Comprehensive loss	$(122,535)	$(62,340)	$(207,843)	$(474,881)

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

As of June 30, 2002, the Company has utilized all $129,388,000 of the pre-release film cost write-down reserves and has paid $54,844,000 of the severance and related costs. In June 2000, the Company reduced previously charged reserves by $5,000,000 due to a negotiated settlement with UIP regarding the Company’s withdrawal from the joint venture. In January and February 2002, in accordance with certain agreements with the Company’s former Chairman and Vice Chairman, $16,964,000 of the severance and related costs were converted into 863,499 shares of common stock of the Company.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Film and Television Costs

Film and television costs, net of accumulated amortization, are summarized as follows (in thousands):

	June 30, 2002	December 31, 2001
	(unaudited)
Theatrical productions:
Released	$3,785,455	$3,515,842
Less: accumulated amortization	(2,369,600)	(2,117,116)

Released, net	1,415,855	1,398,726
Completed not released	29,895	99,142
In production	248,786	242,621
In development	37,862	31,931

Subtotal: theatrical productions	1,732,398	1,772,420

Television programming:
Released	890,764	861,826
Less: accumulated amortization	(668,567)	(626,686)

Released, net	222,197	235,140
In production	25,984	25,968
In development	1,867	1,749

Subtotal: television programming	250,048	262,857

	$1,982,446	$2,035,277

Interest costs capitalized to theatrical productions were $3,522,000 and $5,387,000 during the quarter and six months ended June 30, 2002, and $6,030,000 and $13,361,000 during the quarter and six months ended June 30, 2001, respectively.

Note 4—Investments In and Advances to Affiliates

Investments are summarized as follows (in thousands):

	June 30, 2002	December 31, 2001
	(unaudited)
Domestic cable channels	$825,908	$822,502
Foreign cable channels	15,205	15,351
Joint ventures	10,007	7,039
Others	150	150

	$851,270	$845,042

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

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company is accounting for its investment in the Cable Channels in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” In accordance with APB Opinion No. 18, management continually reviews its equity investments to determine if any permanent impairment has occurred. If, in management’s judgment, an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings. Such determination is dependent on the specific facts and circumstances, including the financial condition of the investee, subscriber demand and growth, demand for advertising time and space, the intent and ability to retain the investment, and general economic conditions in the areas in which the investee operates. As of June 30, 2002, management has determined that there have been no permanent impairments.

Pursuant to the requirements of APB No. 18, the Company is recording its share of the earnings and losses in the Cable Channels based on the most recently available financial statements received from the Cable Channels. Due to a lag in the receipt of the financial statements from the Cable Channels, the Company is reporting its interest in the Cable Channels on a one-quarter lag. Summarized financial information for the Cable Channels as of March 31, 2002, and for the quarter and six months ended March 31, 2002, were as follows (in thousands):

As of March 31, 2002:
Current assets	$318,314
Non-current assets	$583,975
Current liabilities	$129,300
Non-current liabilities	$279,929

For the quarter and six months ended March 31, 2002:
Quarter
Revenues, net	$120,126
Operating income	$36,747
Six Months
Revenues, net	$236,489
Operating income	$60,570

In the quarter and six months ended June 30, 2002, the Company’s share of the Cable Channels’ net operating results was a profit of $7,277,000 and $3,546,000, respectively. The results for the six months ended June 30, 2002 were reduced by the amortization of goodwill of $9,528,000 for the period from January 1 to March 31, 2002 (see Note 1).

Foreign Cable Channels.    The Company holds minority equity interests in various television channels located in certain international territories for which the Company realized its share of the channels’ net operating results, which aggregated a loss of $371,000 and $2,096,000 in the quarter and six months ended June 30, 2002, and $1,147,000 and $1,259,000 in the quarter and six months ended June 30, 2001, respectively.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Joint Ventures.    On August 13, 2001, the Company, through its wholly-owned subsidiary, MGM On Demand Inc., acquired a 20 percent interest in a joint venture established to create an on-demand movie service to offer a broad selection of theatrically-released motion pictures via digital delivery for broadband internet users in the United States. Other partners in the joint venture include Sony Pictures Entertainment, Universal Studios, Warner Bros. and Paramount Pictures. The Company has funded $8,641,000 for its equity interest and its share of operating expenses of the joint venture as of June 30, 2002. The Company financed its investment through borrowings under its credit facilities. The Company is committed to fund its share of the operating expenses of the joint venture, as required. The Company is accounting for its interest in the joint venture under the equity method. In the quarter and six months ended June 30, 2002, the Company recognized a net loss of $690,000 and $982,000 for its share of the operating results of the joint venture.

In February 2002, the Company, through its wholly-owned subsidiary MGM Domestic Television Distribution Inc., and NBC Enterprises, Inc. formed a new media sales company, MGM-NBC Media Sales, LLC (“MGM-NBC Media Sales”), to distribute off-network feature film and television series and first-run syndication programming from each company in the television barter sales markets. The joint venture recognizes income from distribution fees of ten percent earned on each company’s barter sales, and incurs overhead costs to operate the joint venture, which are shared between the companies. Each company is entitled to its share of the net profits or losses of MGM-NBC Media Sales based on a contractual formula as specified in the agreement. In the quarter and six months ended June 30, 2002, the Company recognized a loss of $196,000 and $262,000 for its share of the operating results of the joint venture.

On March 27, 2002, the Company, through its wholly-owned subsidiary MGM Digital Development Inc. (“MGM Digital”), acquired a one-seventh interest in NDC, LLC (“NDC”), a partnership created with the six other major studios to (i) develop and/or ratify standards for digital motion picture equipment and for digital cinema technology to be used in the delivery of high quality in-theatre digital cinema, and (ii) update and deploy a limited amount of new digital motion picture equipment in theatres. MGM Digital contributed $979,000 for its initial interest in NDC. The agreement has an initial term expiring on March 27, 2004. In the six months ended June 30, 2002, the Company recognized a loss of $1,020,000 representing its aggregate investment in the joint venture.

Note 5—Bank and Other Debt

Bank and other debt is summarized as follows (in thousands):

	June 30, 2002	December 31, 2001
	(unaudited)
Revolving Facility	$—	$159,000
Term Loans	1,150,000	668,500
Production loans and other borrowings	61,915	8,686

	$1,211,915	$836,186

On June 11, 2002, the Company entered into a third amended and restated credit facility with a syndicate of banks, which amended a pre-existing credit facility, aggregating $1.75 billion (the “Amended Credit Facility”) consisting of a five-year $600,000,000 revolving credit facility (the “Revolving Facility”), a five-year $300,000,000 term loan (“Tranche A Loan”) and a six-year $850,000,000 term loan (“Tranche B Loan”) (collectively, the “Term Loans”). The Revolving Facility and the Tranche A Loan bear interest at 2.75 percent over the Adjusted LIBOR rate, as defined (4.61 percent at June 30, 2002). The Tranche B Loan bears interest at

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.00 percent over the Adjusted LIBOR rate (4.86 percent at June 30, 2002). Scheduled amortization of the Term Loans under the Amended Credit Facility is $16,411,000 in 2003, $65,643,000 in each of 2004, 2005 and 2006, $122,786,000 in 2007 and $813,875,000 in 2008. The Revolving Facility matures on June 30, 2007. In connection with the amendment of the pre-existing credit facility, the Company expensed previously deferred financing costs aggregating approximately $12,000,000, which have been included in interest expense for the quarter and six months ended June 30, 2002.

The Company’s borrowings under the Amended Credit Facility are secured by substantially all the assets of the Company, with the exception of the copyrights in the James Bond series of motion pictures. The Amended Credit Facility contains various covenants including limitations on dividends, capital expenditures and indebtedness, and the maintenance of certain financial ratios. The Amended Credit Facility limits the amount of the investment in the Company which may be made by MGM Studios and Orion in the form of loans or advances, or purchases of capital stock of the Company, up to a maximum aggregate amount of $500,000,000 (or a maximum aggregate amount of $300,000,000 in the event that MGM Studios elects to release its investment in the Cable Channels from the loan collateral, as permitted under the Amended Credit Facility). As of June 30, 2002, there are no outstanding loans or advances to the Company by such subsidiaries, nor have such subsidiaries purchased any capital stock of the Company. Restricted net assets of MGM Studios and Orion at June 30, 2002 are approximately $2.0 billion. As of June 30, 2002, the Company was in compliance with all applicable covenants.

Production loans and other borrowings.    Production loans and other borrowings relate principally to individual bank loans to fund production costs, contractual liabilities and capitalized lease obligations.

Note 6—Financial Instruments

The Company is exposed to the impact of interest rate changes as a result of its variable rate long-term debt. Accordingly, the Company had previously entered into three-year fixed interest rate swap agreements whereby the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate amounts calculated by reference to an agreed notional principal amount. The swap agreements aggregate a notional value of $585,000,000 at an average rate of approximately 5.91 percent and expire in July 2003. Because these swap agreements carry interest rates that currently exceed the Company’s borrowing rates under the Amended Credit Facility (see Note 5), the Company will recognize additional interest costs, which will be charged against future earnings. We have also entered into additional interest rate swap agreements for a notional value of $100,000,000 at an average pay rate of approximately 2.34 percent, which expire in January 2003. At June 30, 2002, the Company would be required to pay approximately $21,820,000 if all such swap agreements were terminated, and this amount has been included in other liabilities and accumulated other comprehensive income (loss).

The Company is subject to market risks resulting from fluctuations in foreign currency exchange rates because approximately 25 percent of the Company’s revenues are denominated, and the Company incurs certain operating and production costs, in foreign currencies. In certain instances, the Company enters into foreign currency exchange forward contracts in order to reduce exposure to changes in foreign currency exchange rates that affect the value of the Company’s firm commitments and certain anticipated foreign currency cash flows. The Company currently intends to continue to enter into such contracts to hedge against future material foreign currency exchange rate risks. As of June 30 2002, the Company has outstanding foreign currency forward contracts aggregating Canadian $28,500,000 and £2,750,000. As of June 30, 2002, the Company would be entitled to receive approximately $512,000 if all such foreign currency forward contracts were terminated, and this amount has been included in other assets and accumulated other comprehensive income (loss).

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

Earnings Per Share (“EPS”).    Dilutive securities of 684,283 and 1,947,994 related to stock options are not included in the calculation of diluted EPS in the quarter and six months ended June 30, 2002, and dilutive securities of 4,101,574 and 3,537,124 are not included in the quarter and six months ended June 30, 2001, respectively, because they are antidilutive.

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

	Quarters Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues
Feature films	$297,365	$230,588	$578,011	$531,141
Television programs	30,055	36,182	55,176	73,190
Cable channels	31,977	8,497	63,728	16,226
Other	9,503	8,089	18,864	14,424

Subtotal	368,900	283,356	715,779	634,981
Less: unconsolidated companies	(31,977)	(8,497)	(63,728)	(16,226)

Consolidated revenues	$336,923	$274,859	$652,051	$618,755

Segment Income (Loss)
Feature films	$(73,642)	$(22,421)	$(118,393)	$(10,432)
Television programs	(3,941)	4,640	(8,331)	10,966
Cable channels	6,019	(1,147)	(814)	(1,259)
Other	5,821	4,503	9,451	5,241

Subtotal	(65,743)	(14,425)	(118,087)	4,516
Less: unconsolidated companies	(6,019)	1,147	814	1,259

Consolidated segment income (loss)	$(71,762)	$(13,278)	$(117,273)	$5,775

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the details of other operating segment income:

	Quarters Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Licensing and merchandising	$1,336	$1,551	$2,293	$2,444
Interactive media	505	690	2,798	1,206
Music	2,986	2,842	3,699	3,432
Other	994	(580)	661	(1,841)

	$5,821	$4,503	$9,451	$5,241

The following is a reconciliation of reportable segment income (loss) to loss from operations before provision for income taxes:

	Quarters Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Segment income (loss)	$(71,762)	$(13,278)	$(117,273)	$5,775
General and administrative expenses	(22,642)	(22,612)	(38,901)	(43,041)
Depreciation and non-film amortization	(4,849)	(8,056)	(9,477)	(16,001)

Operating loss	(99,253)	(43,946)	(165,651)	(53,267)
Equity in net earnings (losses) of affiliates	6,019	(1,147)	(815)	(1,259)
Interest expense, net of amounts capitalized	(26,530)	(13,475)	(42,625)	(22,928)
Interest and other income, net	930	1,360	1,625	7,137

Loss from operations before provision for income taxes	$(118,834)	$(57,208)	$(207,466)	$(70,317)

The following is a reconciliation of the change in reportable segment assets:

	December 31, 2001	Increase (Decrease)	June 30, 2002
			(unaudited)
Feature films	$2,183,488	$(105,730)	$2,077,758
Television programs	334,886	(33,464)	301,422
Cable channels	845,042	6,225	851,267
Other	9,857	(6,580)	3,277

Total reportable segment assets	$3,373,273	$(139,549)	$3,233,724

The following is a reconciliation of reportable segment assets to consolidated total assets:

	June 30, 2002	December 31, 2001
	(unaudited)
Total assets for reportable segments	$3,233,724	$3,373,273
Goodwill not allocated to segments	516,706	516,706
Other unallocated amounts, including cash and cash equivalents	485,670	33,185

Consolidated total assets	$4,236,100	$3,923,164

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has provided an accrual for pending litigation as of June 30, 2002 in accordance with SFAS No. 5, “Accounting for Contingencies.” In the opinion of Company management, any liability under pending litigation is not expected to be material in relation to the Company’s financial condition or results of operations.

Note 10—Supplementary Cash Flow Information

The Company paid interest, net of capitalized interest, of $29,657,000 and $18,299,000 during the six months ended June 30, 2002 and 2001, respectively. The Company paid income taxes of $8,128,000 and $7,896,000 during the six months ended June 30, 2002 and 2001, respectively.

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

Recent Developments

Amended Credit Facility.    On June 11, 2002, we entered into a third amended and restated credit facility with a syndicate of banks, which amended a pre-existing credit facility, aggregating $1.75 billion consisting of a five-year $600,000,000 revolving credit facility, a five-year $300,000,000 term loan and a six-year $850,000,000 term loan. For further details, see “Liquidity and Capital Resources—Bank Borrowings.”

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

We are accounting for our investment in the cable channels in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” In accordance with APB Opinion No. 18, management continually reviews its equity investments to determine if any permanent impairment has occurred. If, in management’s judgment, an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings. Such determination is dependent on the specific facts and circumstances, including the financial condition of the investee, subscriber demand and growth, demand for advertising time and space, the intent and ability to retain the investment, and general economic conditions in the areas in which the investee operates. As of June 30, 2002, management has determined that there have been no permanent impairments.

Pursuant to the requirements of this pronouncement, we are recording our share of the earnings and losses in the cable channels based on the most recently available financial statements received from the cable channels. Due to a lag in the receipt of the financial statements from the cable channels, we will be reporting our interest in the cable channels on a one-quarter lag. In the quarter and six months ended June 30, 2002, our share of the cable channels’ net operating results was a profit of $7.3 million and $3.5 million, respectively. The six-month period results were reduced by amortization of goodwill of $9.5 million.

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

Joint Ventures.    On August 13, 2001, a wholly-owned subsidiary, MGM On Demand Inc., acquired a 20 percent interest in a joint venture established to create an on-demand movie service to offer a broad selection of theatrically-released motion pictures via digital delivery for broadband internet users in the United States. Other partners in the joint venture include Sony Pictures Entertainment, Universal Studios, Warner Bros. and Paramount Pictures. We have funded approximately $8.6 million for our equity interest and our share of the operating expenses of the joint venture as of June 30, 2002. We financed our investment through borrowings under our credit facilities. We are accounting for our interest in the joint venture under the equity method. In the quarter and six months ended June 30, 2002, we recognized a net loss of $0.7 million and $1.0 million for our share of the operating results of the joint venture.

In February 2002, a wholly-owned subsidiary, MGM Domestic Television Distribution Inc., and NBC Enterprises, Inc. formed a new media sales company, MGM-NBC Media Sales, LLC, to distribute off-network feature film and television series and first-run syndication programming from each company in the television barter sales markets. The joint venture recognizes income from distribution fees of ten percent earned on each company’s barter sales, and incurs overhead costs to operate the joint venture, which are shared between the companies. Each company is entitled to its share of the net profits or losses of MGM-NBC Media Sales, LLC based on a contractual formula as specified in the agreement. In the quarter and six months ended June 30, 2002, we recognized a loss of $0.2 million and $0.3 million for our share of the operating results of the joint venture.

On March 27, 2002, a wholly-owned subsidiary, MGM Digital Development Inc., acquired a one-seventh interest in NDC, LLC, a partnership created with the six other major studios to (i) develop and/or ratify standards for digital motion picture equipment and for digital cinema technology to be used in the delivery of high quality in-theatre digital cinema, and (ii) update and deploy a limited amount of new digital motion picture equipment in theatres. We have contributed $1.0 million for our equity interest in the joint venture. The agreement has an initial term expiring on March 27, 2004. In the six months ended June 30, 2002, we recognized a loss of $1.0 million representing our aggregate investment in the joint venture.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statement of Financial Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of Financial Accounting Standards Board No. 133,” and by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment of Financial Accounting Standards Board Statement No. 133,” which is effective for all quarters of fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We adopted Statement of Financial Accounting Standards No. 133 beginning January 1, 2001, and recorded a one-time, non-cash cumulative effect adjustment in stockholders’ equity and other comprehensive income of $0.5 million. The adoption of Statement of Financial Accounting Standards No. 133 did not materially impact our results of operations.

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” According to this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value-based test. Under this statement, the carrying value of assets are calculated at the lowest level for which there are identifiable cash flows, which include feature film operations, television programming operations, cable channels and other businesses (licensing and merchandising, music and interactive operations). We adopted this statement beginning January 1, 2002, and upon adoption we did not recognize any impairment of goodwill already included in the financial statements. We expect to receive future benefits from previously acquired goodwill over an indefinite period of time. Accordingly, beginning January 1, 2002, we have foregone all related amortization expense, which totaled $3.7 million and $7.4 million for the quarter and six months ended June 30, 2001. Since we are recording our equity in net earnings of the cable channels on a one-quarter lag, amortization of goodwill of the cable channels ($9.5 million for the quarter ended March 31, 2002) is not included in the calculation of our equity in the net earnings in this investment commencing with the quarter ended June 30, 2002.

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

Results of Operations

The following table sets forth our reported operating results for the quarter ended June 30, 2002 (the “2002 Quarter”) and the quarter ended June 30, 2001 (the “2001 Quarter”), as well as the six months ended June 30, 2002 (the “2002 Period”) and June 30, 2001 (the “2001 Period”):

	Quarters Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands, unaudited)
Revenues:
Feature films	$297,365	$230,588	$578,011	$531,141
Television programs	30,055	36,182	55,176	73,190
Other	9,503	8,089	18,864	14,424

Total revenues	$336,923	274,859	$652,051	$618,755

Operating income (loss):
Feature films	$(73,642)	$(22,421)	$(118,393)	$(10,432)
Television programs	(3,941)	4,640	(8,331)	10,966
Other	5,821	4,503	9,451	5,241
General and administrative expenses	(22,642)	(22,612)	(38,901)	(43,041)
Depreciation and non-film amortization	(4,849)	(8,056)	(9,477)	(16,001)

Operating loss	(99,253)	(43,946)	(165,651)	(53,267)
Equity in net earnings (losses) of affiliates	6,019	(1,147)	(815)	(1,259)
Interest expense, net of amounts capitalized	(26,530)	(13,475)	(42,625)	(22,928)
Interest and other income, net	930	1,360	1,625	7,137

Loss before provision for income taxes	(118,834)	(57,208)	(207,466)	(70,317)
Income tax provision	(2,975)	(4,097)	(5,135)	(8,509)

Net loss before cumulative effect of accounting change	(121,809)	(61,305)	(212,601)	(78,826)
Cumulative effect of accounting change	—	—	—	(382,318)

Net loss	$(121,809)	$(61,305)	$(212,601)	$(461,144)

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

Unconsolidated companies include our investment in the Rainbow Media Group cable channels and our investment in joint ventures acquired in 2001 and 2002 (see “Recent Developments” above), as well as various interests in international cable channels located in 40 countries, the majority of which are accounted for under the equity method. Consolidated and unconsolidated companies’ revenues, operating income (loss) and EBITDA are as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands, unaudited)
Revenues:
Consolidated companies	$336,923	$274,859	$652,051	$618,755
Unconsolidated companies	31,977	8,497	63,728	16,226

Total	$368,900	$283,356	$715,779	$634,981

Operating income (loss):
Consolidated companies	$(99,253)	$(43,946)	$(165,651)	$(53,267)
Unconsolidated companies	6,446	(504)	(862)	(186)

Total	$(92,807)	$(44,450)	$(166,513)	$(53,453)

EBITDA:
Consolidated companies	$(94,404)	$(35,890)	$(156,174)	$(37,266)
Unconsolidated companies	7,783	(331)	10,576	157

Total	$(86,621)	$(36,221)	$(145,598)	$(37,109)

While management considers EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to, operating income, net earnings, cash flow and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States. EBITDA does not reflect cash available to fund cash requirements, and the items excluded from EBITDA, such as depreciation and non-film amortization, are significant components in assessing our financial performance. Other significant uses of cash flows are required before cash will be available to us, including debt service, taxes and cash expenditures for various long-term assets. Our calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. For purposes of our calculation, unconsolidated EBITDA includes unconsolidated operating income (loss) and the add-back of depreciation expense and amortization of goodwill of $1.3 million and $11.4 million for the quarter and six months ended June 30, 2002, and $0.2 million and $0.3 million for the quarter and six months ended June 30, 2001, respectively.

See further details of operating changes under segments discussion below.

Feature Films

Consolidated feature films revenues, operating income and EBITDA are as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands, unaudited)
Revenues	$297,365	$230,588	$578,011	$531,141
Operating loss and EBITDA	$(73,642)	$(22,421)	$(118,393)	$(10,432)

Quarter Ended June 30, 2002 Compared to Quarter Ended June 30, 2001

Revenues.    Feature film revenues increased by $66.8 million, or 29 percent, to $297.4 million in the 2002 Quarter compared to the 2001 Quarter.

Worldwide theatrical revenues decreased by $1.6 million, or six percent, to $25.9 million in the 2002 Quarter, principally due to the performance of our domestic theatrical releases Windtalkers and Deuce’s Wild. In the 2001 Quarter, we released What’s The Worst That Could Happen, as well as benefiting from continued theatrical receipts from Hannibal and Heartbreakers which were released in the first quarter of 2001. Overall, in the 2002 Quarter, we released four new feature films domestically and one new film internationally. In the 2001 Quarter, we released one new feature film domestically and two new films internationally.

Worldwide home video revenues increased by $76.7 million, or 70 percent, to $187.1 million in the 2002 Quarter. In the 2002 Quarter, we released Bandits, Rollerball and No Man’s Land in the domestic home video marketplace, as well benefiting from the release of Bandits and Legally Blonde in international markets, and various library sales promotions. In the 2001 Quarter, our home video releases included Antitrust in the domestic marketplace. In the 2002 Quarter, DVD sales increased to $131.6 million, or 77 percent, from $74.5 million in the 2001 Quarter.

Worldwide pay television revenues from feature films were $39.7 million in each of the 2002 Quarter and the 2001 Quarter. We recognized higher domestic pay revenues in the 2002 Quarter due to the delivery of Legally Blonde and Heartbreakers, as compared to the delivery of Return To Me in the domestic market in the 2001 Quarter. International pay television revenues, however, were lower in the 2002 Quarter due to significant license fees realized in the 2001 Quarter for The World Is Not Enough and The Thomas Crown Affair. Network television revenues decreased by $1.4 million, or 69 percent, to $0.7 million in the 2002 Quarter, principally due to the delivery of For Your Eyes Only in the 2001 Quarter with no comparable licenses in the 2002 Quarter. Worldwide syndicated television revenues from feature films decreased by $9.3 million, or 19 percent, to $38.7 million in the 2002 Quarter, principally due to fewer new releases in international markets, as compared to the licensing in the 2001 Quarter of The World Is Not Enough, Tomorrow Never Dies and Species 2 in international markets, among others.

Operating Results.    Operating income and EBITDA from feature films decreased by $51.2 million, or 228 percent, to a loss of $73.6 million in the 2002 Quarter from a loss of $22.4 million in the 2001 Quarter. The decrease in operating income and EBITDA from feature films reflected the less than anticipated theatrical performance of Windtalkers, as well as increased distribution expenses which were $43.0 million higher than the 2001 Quarter. Additionally, feature film write-downs in the 2002 Quarter were $41.8 million compared to write-downs of $19.1 million in the 2001 Quarter. These decreases were partially offset by the aforementioned improvement in home video performance in the 2002 Quarter.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Revenues.    Feature film revenues increased by $46.9 million, or nine percent, to $578.0 million in the 2002 Period compared to the 2001 Period.

Worldwide theatrical revenues decreased by $70.7 million, or 58 percent, to $50.7 million in the 2002 Period, principally due to the performance of our domestic theatrical releases Windtalkers, Rollerball and Hart’s War, which generated lower theatrical revenues than the releases of Hannibal, Heartbreakers and What’s The Worst That Could Happen in the 2001 Period. Overall, in the 2002 Period, we released nine new feature films domestically and two films internationally. In the 2001 Period, we released four feature films domestically and internationally.

Worldwide home video revenues increased by $134.8 million, or 59 percent, to $361.9 million in the 2002 Period. In 2002, we released Bandits, Rollerball, Jeepers Creepers, What’s The Worst That Could Happen, Original Sin and Ghost World in the domestic home video marketplace, as well as benefiting from the continuing sales of Hannibal and Legally Blonde, among others, and various library sales promotions. In the 2001 Period, our home video releases included Autumn in New York and Antitrust in the domestic marketplace. In the 2002 Period, DVD sales increased to $254.6 million, or 75 percent, from $145.1 million in the 2001 Period.

Worldwide pay television revenues from feature films increased by $0.9 million, or one percent, to $72.1 million in the 2002 Period, principally due to the delivery of Hannibal, Legally Blonde and Heartbreakers to domestic pay television as compared to the delivery of Return To Me and Supernova in the 2001 Period. This increase was partially offset by the timing of international television licenses in the 2002 Period. Network television revenues increased by $6.4 million, or 311 percent, to $8.5 million in the 2002 Period, principally due to the delivery of The Thomas Crown Affair in 2002. Worldwide syndicated television revenues from feature films decreased by $26.9 million, or 26 percent, to $77.2 million in the 2002 Period, principally due to fewer new releases in domestic and international markets, as compared to the licensing in the 2001 Period of Ronin and Species 2 in domestic markets, and sales in international markets for The World Is Not Enough, Tomorrow Never Dies, Species 2 and The Man In The Iron Mask, among others.

Operating Results.    Operating income and EBITDA from feature films decreased by $108.0 million, or 1,035 percent, to a loss of $118.4 million in the 2002 Period as compared to the 2001 Period. The decrease in operating income and EBITDA from feature films reflected the disappointing theatrical performances of Windtalkers, Rollerball, Hart’s War and Deuce’s Wild, as well as increased distribution expenses which were $30.5 million higher than in the 2001 Period. Additionally, in the 2001 Period we benefited from the successful theatrical performance of Hannibal. Partially offsetting these comparisons was the significant improvement in home video performance in the 2002 Period mentioned above. Overall, we incurred feature film write-downs of $74.1 million in the 2002 Period as compared to write-downs of $19.1 million in the 2001 Period. Additionally, we incurred higher bad debt expenses in the 2002 Period, resulting in additional charges of $15.3 million compared to the 2001 Period.

Television Programming

Consolidated television programming revenues, operating income (loss) and EBITDA are as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands, unaudited)
Revenues	$30,055	$36,182	$55,176	$73,190
Operating income (loss) and EBITDA	$(3,941)	$4,640	$(8,331)	$10,966

Quarter Ended June 30, 2002 Compared to Quarter Ended June 30, 2001

Revenues.    Television programming revenues decreased by $6.1 million, or 17 percent, to $30.1 million in the 2002 Quarter compared to the 2001 Quarter.

Worldwide pay television revenues increased by $3.7 million, or 72 percent, to $9.0 million in the 2002 Quarter, principally due to the addition of the new series Jeremiah airing on domestic pay television. Worldwide syndicated television programming revenues decreased by $9.3 million, or 35 percent, to $17.0 million in the 2002 Quarter, primarily due to fewer series in syndication in domestic markets. In the 2002 Quarter, we had two series in syndication as compared to four series in the 2001 Quarter. Worldwide home video revenues with respect to television programming decreased by $0.3 million, or six percent, to $4.0 million in the 2002 Quarter, primarily due to higher sales of Stargate SG-1 in the 2001 Quarter.

Operating Results.    Operating income and EBITDA from television programming decreased by $8.6 million, or 185 percent, to a loss of $3.9 million in the 2002 Quarter, principally due to the decrease in revenues described above as well as increased write-downs on new series.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Revenues.    Television programming revenues decreased by $18.0 million, or 25 percent, to $55.2 million in the 2002 Period compared to the 2001 Period.

Worldwide pay television revenues increased by $4.9 million, or 51 percent, to $14.5 million in the 2002 Period, principally due to the addition of the new series Jeremiah airing on domestic pay television. Worldwide syndicated television programming revenues decreased by $26.0 million, or 46 percent, to $30.5 million in the 2002 Period, primarily due to fewer series in syndication in domestic markets. In the 2002 Period, we had two series in syndication as compared to four series in the 2001 Period. Worldwide home video revenues with respect to television programming increased by $2.3 million, or 35 percent, to $9.0 million in the 2002 Period, primarily due to increased international sales of Stargate SG-1.

Operating Results.    Operating income and EBITDA from television programming decreased by $19.3 million, or 176 percent, to a loss of $8.3 million in the 2002 Period, principally due to the decrease in revenues described above as well as increased write-downs on new series than in the 2001 Period.

Other Businesses

Consolidated revenues, operating income and EBITDA from other businesses, including consumer products, interactive media and branded programming services, music soundtrack and royalty income, are as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands, unaudited)
Revenues	$9,503	$8,089	$18,864	$14,424
Operating income and EBITDA	$5,821	$4,503	$9,451	$5,241

Quarter Ended June 30, 2002 Compared to Quarter Ended June 30, 2001

Revenues.    Revenues from other businesses increased by $1.4 million, or 17 percent, to $9.5 million in the 2002 Quarter as compared to the 2001 Quarter. Operating results in the 2002 Quarter included consumer products revenue of $3.3 million and music soundtrack and royalty revenue of $3.2 million, as compared to consumer products revenue of $2.8 million and music soundtrack and royalty revenue of $3.4 million in the 2001 Quarter. Interactive media revenues were $2.1 million in the 2002 Quarter as compared to revenues of $1.6 million in the 2001 Quarter. Additionally, revenues from other businesses in the 2002 Quarter include the receipt of $0.9 million in third party audit recoveries and other miscellaneous income as compared to recoveries of $0.3 million in the 2001 Quarter.

Operating Results.    Operating income and EBITDA from other businesses increased by $1.3 million, or 29 percent, to $5.8 million in the 2002 Quarter, principally due to the increased revenues mentioned above and lower overhead costs. Expenses for other businesses include interactive product costs of $1.6 million in the 2002 Quarter as compared to $0.9 million of such costs in the 2001 Quarter. Consumer products cost of sales were $1.0 million in the 2002 Quarter and $0.6 million in the 2001 Quarter. Overhead costs related to other businesses aggregated $1.1 million in the 2002 Quarter and $2.0 million in the 2001 Quarter. The decrease in overhead costs principally reflected reduced spending on our website.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Revenues.    Revenues from other businesses increased by $4.4 million, or 31 percent, to $18.9 million in the 2002 Period as compared to the 2001 Period. Operating results in the 2002 Period included consumer products revenue of $5.5 million and music soundtrack and royalty revenue of $4.5 million, as compared to consumer products revenue of $4.8 million and music soundtrack and royalty revenue of $4.8 million in the 2001 Period. Interactive media revenues were $7.2 million in the 2002 Period, which included royalties from the interactive game 007-Agent Under Fire, as compared to revenues of $3.8 million in the 2001 Period. Additionally, revenues from other businesses in the 2002 Period include the receipt of $1.7 million in third party audit recoveries and other miscellaneous income as compared to recoveries of $1.1 million in the 2001 Period.

Operating Results.    Operating income and EBITDA from other businesses increased by $4.2 million, or 80 percent, to $9.5 million in the 2002 Period, principally due to the favorable interactive game revenues as well as lower overhead costs. Expenses for other businesses include interactive product costs of $4.3 million in the 2002 Period as compared to $2.4 million of such costs in the 2001 Period. Consumer products cost of sales were $1.7 million in the 2002 Period and $1.0 million in the 2001 Period. Overhead costs related to other businesses aggregated $2.7 million in the 2002 Period and $4.2 million in the 2001 Period. The decrease in overhead costs principally reflected reduced spending on our website. Other expenses aggregated $0.7 million in the 2002 Period and $1.6 million in the 2001 Period. Such expenses include distribution costs associated with music and branded programming services, as well as foreign currency transaction losses.

Corporate and Other

Quarter Ended June 30, 2002 Compared to Quarter Ended June 30, 2001

General and Administrative Expenses.    General and administrative expenses were $22.6 million in each of the 2002 Quarter and the 2001 Quarter. In the 2002 Quarter, we benefited from significantly lower incentive plan costs, both for our current employees and related to certain of our former senior executives (associated with the change in the price of our common stock), partially offset by higher employee severance costs.

Depreciation and Non-Film Amortization.    Depreciation and non-film amortization in the 2002 Quarter decreased by $3.2 million, or 40 percent, to $4.8 million, as compared to the 2001 Quarter, due to the elimination of the amortization of our goodwill in 2002 ($3.7 million for the 2001 Quarter) in accordance with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002 (see “New Accounting Pronouncements”).

Equity in Net Earnings (Losses) of Affiliates.    Equity in net earnings (losses) of affiliates include our interest in the Rainbow Media Group cable channels acquired on April 2, 2001 and our investment in joint ventures acquired in 2001 and 2002, as well as various interests in international cable channels located in 40 countries. Earnings in the Rainbow Media Group cable channels are being reported on a one-quarter lag. See “Recent Developments.”

In the 2002 Quarter, EBITDA from unconsolidated companies was $7.8 million, operating earnings were $6.4 million and net earnings were $6.0 million, respectively. In the 2002 Quarter, we benefited from the inclusion of our share of the operating results of the Rainbow Media Group cable channels, which contributed $8.2 million in EBITDA. In the 2001 Quarter, EBITDA from unconsolidated companies was a loss of $0.3 million, operating losses were $0.5 million and net losses were $1.1 million, respectively.

Interest Expense, Net of Amounts Capitalized.    Net interest expense in the 2002 Quarter increased by $13.1 million, or 97 percent, to $26.5 million, as compared to the 2001 Quarter, primarily due to the write-off of deferred loan fees of $12.0 million associated with our credit facility, which was amended during the period, as well as lower interest capitalized on film production in the period.

Interest and Other Income, Net.    Interest and other income in the 2002 Quarter decreased by $0.4 million, or 32 percent, to $0.9 million, as compared to the 2001 Quarter due to miscellaneous corporate expenses incurred in the 2002 Quarter.

Income Tax Provision.    The provision for income taxes in the 2002 Quarter decreased by $1.1 million, or 27 percent, to $3.0 million, as compared to the 2001 Quarter, principally due to lower foreign remittance taxes attributable to decreased international distribution revenues.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

General and Administrative Expenses.    In the 2002 Period, general and administrative expenses decreased by $4.1 million, or ten percent, to $38.9 million, as compared to the 2001 Period. The decrease reflected significantly lower incentive plan costs, both for our current employees and related to certain of our former senior executives (associated with the change in the price of our common stock), partially offset by increased professional fees.

Depreciation and Non-Film Amortization.    Depreciation and non-film amortization in the 2002 Period decreased by $6.5 million, or 41 percent, to $9.5 million, as compared to the 2001 Period, due to the elimination of the amortization of our goodwill in 2002 ($7.4 million for the 2001 Period) in accordance with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002 (see “New Accounting Pronouncements”).

Equity in Net Earnings (Losses) of Affiliates.    In the 2002 Period, EBITDA from unconsolidated companies was $10.6 million, operating losses were $0.9 million and net losses were $0.8 million, respectively. In the 2002 Period, we benefited from the inclusion of our share of the operating results of the Rainbow Media Group cable channels, which contributed $13.4 million in EBITDA. On a net basis, due to the one quarter lag in reporting of this investment, the 2002 Period results were offset by amortization of goodwill of $9.5 million related to our investment in the cable channels. In the 2001 Period, EBITDA from unconsolidated companies was $0.2 million, operating losses were $0.2 million and net losses were $1.3 million, respectively.

Interest Expense, Net of Amounts Capitalized.    Net interest expense in the 2002 Period increased by $19.7 million, or 86 percent, to $42.6 million, as compared to the 2001 Period, primarily due to the write-off of deferred loan fees of $12.0 million associated with our credit facility, which was amended during the period, as well as borrowings for our operating activities.

Interest and Other Income, Net.    Interest and other income in the 2002 Period decreased by $5.5 million, or 77 percent, to $1.6 million, as compared to the 2001 Period due to lower interest income earned on our short-term investments. We had higher average invested balances in the 2001 Period than in the 2002 Period, due to cash investments we were holding until April 2, 2001 when we acquired our interest in the Rainbow Media Group cable channels.

Income Tax Provision.    The provision for income taxes in the 2002 Period decreased by $3.4 million, or 40 percent, to $5.1 million, as compared to the 2001 Period, principally due to lower foreign remittance taxes attributable to decreased international distribution revenues.

Liquidity and Capital Resources

General.    Our operations are capital intensive. In recent years we have funded our operations primarily from (i) the sale of equity securities, (ii) bank borrowings and (iii) internally generated funds. During the 2002 Period, the net cash used in operating activities was $67.7 million, which included film and television production and distribution costs of $367.5 million; net cash used in investing activities was $12.9 million; and net cash provided by financing activities was $524.8 million, including net advances under bank borrowings of $375.7 million and net proceeds from the sale of common stock of $165.9 million.

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

Bank Borrowings.    On June 11, 2002, we successfully renegotiated our pre-existing credit facility with a syndicate of banks resulting in a $1.75 billion third amended and restated syndicated credit facility consisting of (i) a five-year $600.0 million revolving credit facility, (ii) a five-year $300.0 million term loan and (iii) a six-year

$850.0 million term loan. As of July 23, 2002, $579.9 million, including outstanding letters of credit, was available under our credit facility. Additionally, as of July 23, 2002, we have cash on hand of approximately $417.4 million.

Currently, the revolving facility and the $300.0 million five-year term loan bear interest at 2.75 percent over the Adjusted LIBOR rate, as defined therein (4.60 percent at July 23, 2002), and the $850.0 million six-year term loan bears interest at 3.00 percent over the Adjusted LIBOR rate (4.85 percent at July 23, 2002). We have entered into three-year fixed interest rate swap contracts in relation to a portion of our credit facility for a notional value of $585.0 million at an average rate of approximately 5.91 percent, which expire in July 2003. Because these swap agreements carry interest rates that currently exceed our borrowing rates under our credit facilities, we will recognize additional interest costs, which will be charged against future earnings. We have also entered into additional forward interest rate swap contracts for a notional value of $100.0 million at an average rate of approximately 2.34 percent, which expire in January 2003.

As of July 23, 2002, the term loans had an outstanding balance of $1.15 billion. Scheduled amortization of the term loans under our credit facility is as follows: $16.4 million in 2003, $65.6 million in each of 2004, 2005 and 2006, $122.8 million in 2007, and $813.9 million in 2008. The revolving facility matures on June 30, 2007.

Our credit facility contains various covenants, including limitations on indebtedness, dividends and capital expenditures, and maintenance of certain financial ratios. Our credit facility limits the amount of the investment in MGM which may be made by Metro-Goldwyn-Mayer Studios Inc. and Orion Pictures Corporation, both of which are wholly-owned subsidiaries, in the form of loans or advances, or purchases of capital stock of MGM, up to a maximum aggregate amount of $500.0 million (or a maximum aggregate amount of $300.0 million in the event that MGM Studios elects to release its investment in the cable channels from the loan collateral, as permitted under the credit facility). As of June 30, 2002, there are no outstanding loans or advances to MGM by such subsidiaries, nor have such subsidiaries purchased any capital stock of MGM. Restricted net assets of Metro-Goldwyn-Mayer Studios Inc. and Orion Pictures Corporation at June 30, 2002 are approximately $2.0 billion. Although we are in compliance with all terms of our credit facility, there can be no assurances that we will remain in compliance with such covenants or other conditions under our credit facility in the future. We anticipate substantial continued borrowing under our credit facility.

Cash Used in Operating Activities.    In the 2002 Period, cash used in operating activities was $67.7 million compared to cash used in operating activities of $44.6 million in the 2001 Period. Included in cash used in operating activities were film and television production and distribution costs of $367.5 million in the 2002 Period and $376.3 million in the 2001 Period.

Cash Used in Investing Activities.    In the 2002 Period, cash used in investing activities was $12.9 million compared to cash used in investing activities of $829.5 million in the 2001 Period, which included the purchase of our equity interest in Rainbow Media’s cable channels for $825.0 million.

Cash Provided by Financing Activities.    In the 2002 Period, cash provided by financing activities was $524.8 million, which included net advances under bank borrowings of $375.7 million and net proceeds from the sale of common stock of $165.9 million. In the 2001 Period, cash provided by financing activities was $810.6 million, consisting of $640.4 million in net proceeds from the sale of equity securities as well as $170.2 million in net advances under bank borrowings.

Commitments.    Future minimum annual commitments under bank and other debt agreements, non-cancelable operating leases, employment agreements, creative talent agreements and letters of credit as of June 30, 2002 are as follows (in thousands, unaudited):

	2002	2003	2004	2005	2006	There- after	Total
Bank and other debt	$55,560	$22,100	$66,309	$65,643	$65,643	$936,660	$1,211,915
Operating leases	5,488	14,826	16,394	16,455	17,042	238,931	309,136
Employment agreements	18,243	24,852	9,484	18	2	—	52,599
Creative talent agreements	7,999	8,882	688	—	—	—	17,569
Letters of credit	20,038	90	—	—	—	—	20,128

Total	$107,328	$70,750	$92,875	$82,116	$82,687	$1,175,591	$1,611,347

We do not expect our obligations for property and equipment expenditures, including the purchase of computer systems and equipment and leasehold improvements, to exceed $35.0 million per year.

We are obligated to fund 50 percent of the expenses of MGM Networks Latin America up to a maximum of approximately $24.3 million. We have funded approximately $24.0 million under such obligation as of June 30, 2002.

We are committed to fund our share of the operating expenses of certain joint ventures, as required. See “Recent Developments.”

Anticipated Needs.    Our current strategy and business plan call for substantial ongoing investments in the production of new feature films and television programs. Furthermore, we may wish to continue to make investments in new distribution channels to further exploit our motion picture and television library. We plan to continue to evaluate the level of such investments in the context of the capital available to us and changing market conditions. Currently, we would require additional sources of financing if we decided to make any additional significant investments in new distribution channels.

We believe that the amounts available under the revolving facility and cash flow from operations will be adequate for us to conduct our operations in accordance with our business plan for at least the next 12 months. This belief is based in part on the assumption that our future releases will perform as planned. Any significant decline in the performance of our films could adversely impact our cash flows and require us to obtain additional sources of funds. In addition to the foregoing sources of liquidity, we are currently considering various film financing alternatives.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of interest rate changes as a result of our variable rate long-term debt. Accordingly, we have entered into several interest rate swap agreements whereby we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate amounts calculated by reference to an agreed notional principal amount. The swap agreements expire in July 2003. We will continue to evaluate strategies to manage the impact of interest rate changes on earnings and cash flows.

At July 23, 2002, $465.0 million of our term debt was exposed to interest rate risk.

The following table provides information about our interest rate swaps outstanding at June 30, 2002:

	Amounts scheduled for maturity for the year ending December 31, 2003	Estimated fair value at June 30, 2002
Interest Rate Swaps
Variable to fixed:
Notional value (in thousands)	$585,000	$(21,602)
Average pay rate	5.910%
Spot rate	1.909%
Variable to fixed:
Notional value (in thousands)	$100,000	$(218)
Average pay rate	2.340%
Spot rate	1.840%

We are subject to market risks resulting from fluctuations in foreign currency exchange rates because approximately 25 percent of our revenues are denominated, and we incur certain operating and production costs, in foreign currencies. In certain instances, we enter into foreign currency exchange contracts in order to reduce exposure to changes in foreign currency exchange rates that affect the value of our firm commitments and certain anticipated foreign currency cash flows. We currently intend to continue to enter into such contracts to hedge against future material foreign currency exchange rate risks. The following table provides information about our foreign currency forward contracts outstanding at June 30, 2002:

	Amounts scheduled for maturity for the year ending December 31, 2002	Estimated fair value at June 30, 2002
Foreign Currency Forward Contracts
Contract amount (in thousands) (receive CAD, pay $US)	$18,445	$337
Spot rate	1.5452
Forward rate	1.5169
Contract amount (in thousands) (receive GBP, pay $US)	$4,033	$175
Spot rate	1.4666
Forward rate	1.5320

PART II.    OTHER INFORMATION

Item 1.      Legal Proceedings

On November 17, 1997, MGM and Danjaq filed an action entitled Danjaq, LLC, et al. v. Sony Corporation, Kevin McClory, et al. in federal court in Los Angeles (Case No. 97-8414ER (Mcx)) relating to a press release issued by Sony Pictures announcing plans to produce a series of new James Bond feature films based on alleged rights that Sony had acquired from Kevin McClory. Mr. McClory had been a producer of Thunderball. On July 29, 1998, the court preliminarily enjoined Sony Pictures and the other defendants from the production, preparation, distribution, advertising or other exploitation in the United States of a James Bond motion picture in any medium and from using the “James Bond” and the “James Bond 007” trademarks in the United States. On March 29, 1999, MGM and Danjaq entered into a settlement agreement with Sony Pictures and related parties that provided for a payment by the Sony parties and an agreement by the Sony parties which effectively makes permanent the court’s July 1998 preliminary injunction. Under the terms of a separate agreement entered into on March 29, 1999, MGM and Danjaq acquired from Columbia all of Columbia’s rights to Casino Royale and the Sony parties agreed to broaden the contractual prohibition regarding making or distributing James Bond films and the James Bond trademarks, as described above, throughout the world. Mr. McClory did not participate in the settlement and retained a counterclaim against MGM and Danjaq for copyright infringement. The trial with Mr. McClory commenced on March 28, 2000. On that date, the judge bifurcated the case to hear MGM’s and Danjaq’s laches defense before commencing the jury trial on Mr. McClory’s counterclaim. The judge issued his ruling on this defense on March 31, 2000, finding that Mr. McClory’s claim was barred by laches as a matter of law, and dismissed the entire case with prejudice. On May 2, 2000, Mr. McClory appealed the court’s decision. On August 27, 2001, the Ninth Circuit Court of Appeals upheld the District Court’s dismissal of the case. On September 16, 2001, Mr. McClory filed a petition for rehearing. On December 19, 2001 the Ninth Circuit Court of Appeals denied the petition for rehearing. Mr. McClory’s time for all appeals has lapsed.

On January 19, 2000, a complaint was filed naming Metro-Goldwyn-Mayer Home Entertainment Inc. as a defendant in a matter entitled Ronald Cleveland d/b/a Lone Star Videotronics, et al. v. Viacom Inc., et al. (Case No. 99CA0783-EP). The case was filed as a putative class action in the United States District Court for the Western District of Texas San Antonio Division, but on March 16, 2001, the Court denied plaintiffs’ motion to certify a class. Viacom Inc., Paramount Home Video, Inc., Buena Vista Home Entertainment, Inc., Time Warner Entertainment Company, L.P. d/b/a Warner Home Video, Columbia Tri-Star Home Video, Inc., Universal Studios Home Video, Inc., and Twentieth Century Fox Home Entertainment, Inc. are also named as defendants in the action, which was originally filed against them on July 21, 1999. The plaintiffs claim that the defendant studios conspired with each other and with Blockbuster Inc. with respect to their home video rental distribution arrangements to discriminate illegally against independent video retailers in favor of Blockbuster in violation of the Sherman Antitrust Act, the California Cartwright Act, the California Unfair Practices Act, and the California Unfair Competition Statute. This case was settled by agreement dated as of May 6, 2002, the terms of which are confidential. In the opinion of management, the required settlement payment was not material in relation to our financial condition or results of operations.

On April 16, 2001, over two hundred video retailers, including plaintiffs in the Cleveland case noted above, sued Sumner Redstone, Viacom Inc., Blockbuster Inc., and several studio Home Entertainment entities, including Metro-Goldwyn-Mayer Home Entertainment Inc., in Superior Court in Los Angeles, California, in a matter entitled John Merchant d/b/a 49’er Video, et al. v. Redstone, et al. (Case No. BC 244270). The case is styled as a representative action, as well as an individual action, and also was originally styled as a putative class action. On January 9, 2002, the Court denied plaintiffs’ motion to certify a class. The plaintiffs claim that defendants conspired with each other and Blockbuster Inc. with respect to their home video rental distribution arrangements to discriminate illegally against independent video retails in favor of Blockbuster in violation of the California Cartwright Act, the California Unfair Practice Act, and the California Unfair Competition Statute. This case was settled by agreement dated as of May 6, 2002, the terms of which are confidential. In the opinion of management, the required settlement payment was not material in relation to our financial condition or results of operations.

On October 9, 2000, MGM Studios was served with the complaint in Citizens for Fair Treatment v. Time Warner Entertainment, et al. (Case No. 063137), an industry-wide action brought by a public interest organization, which claims that the seven major studios and New Line Cinema have violated California laws prohibiting deceptive, unfair and unlawful business practices by allegedly marketing “R” rated films to children under 17 years of age. The basis for the complaint is the findings of the Federal Trade Commission’s September 2000 report concerning studio marketing practices. The complaint seeks restitution and disgorgement of all monies attributable to the alleged wrong-doing, as well as an injunction restraining and enjoining defendants from targeting and marketing R-rated films to children under 17. The studios, including MGM, filed demurrers to the complaint and, alternatively, motions to strike the complaint, based on our contention that the studios’ actions about which plaintiff complains constitute speech that is protected by the United States and California constitutions. On February 20, 2001, the trial court denied the studios’ motions to dismiss and, alternatively, to strike the complaint. The studios, including MGM, filed petitions for writ of mandate challenging the denial of their demurrers and appealed the denial of their motions to strike. On April 13, 2001, the court of appeal denied the studios’ petitions for a writ of mandate and the California Supreme Court subsequently declined review of that decision. On February 19, 2002, the court of appeal filed its opinion and order, unanimously reversing the trial court’s decision and directing the trial court to grant the studios’ motion to strike the complaint in its entirety. Plaintiffs then petitioned for rehearing by the court of appeal and for review by the California Supreme Court, both of which were denied. On July 5, 2002, the order of the court of appeal became final and the case has been remanded to the trial court for dismissal of the complaint.

Item 4.      Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 6, 2002, three proposals were submitted to our stockholders. Our nominees for directors were elected and each of the other proposals was approved. A brief description of those proposals and the results of the voting are as follows:

Proposal One—Election of twelve (12) directors to serve for a one-year term

Nominee	Votes For	Votes Withheld
James D. Aljian	223,602,136	8,684,377
Francis Ford Coppola	231,855,166	431,347
Willie D. Davis	231,852,254	434,259
Alexander M. Haig, Jr.	231,822,149	464,364
Michael R. Gleason	223,602,043	8,684,470
Kirk Kerkorian	223,602,676	8,683,837
Frank G. Mancuso	231,834,198	452,315
Christopher J. McGurk	223,602,600	8,683,913
Priscilla Presley	231,839,199	447,314
Henry D. Winterstern	231,847,071	439,442
Alex Yemenidjian	223,618,555	8,667,958
Jerome B. York	231,836,608	449,905

Proposal Two—Approval of amendment to the Amended and Restated 1996 Stock Incentive Plan

Voting Results
For	214,173,551
Against	17,908,668
Abstain	204,294
Broker Non-Votes	0

Proposal Three—Ratification of appointment of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending December 31, 2002

Voting Results
For	230,947,782
Against	1,289,454
Abstain	49,277
Broker Non-Votes	0

Item 6.      Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.	Document Description
10.1	Third Amended and Restated Credit Agreement dated as of June 11, 2002, among MGM Studios, Orion, Bank of America, as administrative agent, certain lenders and certain L/C issuers*

(b)  Reports on Form 8-K and Form 8-K/A

Date:	Relating to:
June 12, 2002	Item 5. Amendment to credit facility
June 17, 2002	Item 4. Change in Registrant’s Certifying Accountant
June 17, 2002 8-K/A	Item 4. Change in Registrant’s Certifying Accountant

*	without schedules

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 25, 2002

METRO-GOLDWYN-MAYER INC.

By:	/s/ ALEX YEMENIDJIAN
Alex Yemenidjian Chairman of the Board of Directors and Chief Executive Officer

By:	/s/ DANIEL J. TAYLOR
Daniel J. Taylor Senior Executive Vice President and Chief Financial Officer