Form 10-Q
period 2002-09-30
METRO-GOLDWYN-MAYER INC
filed 2002-10-24
CIK 1026816

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

Commission File No. 1-13481

METRO-GOLDWYN-MAYER INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4605850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2500 Broadway Street, Santa Monica, CA	90404
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 449-3000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes   ☐  No

The number of shares of the Registrant’s common stock outstanding as of October 23, 2002 was 249,523,796.

METRO-GOLDWYN-MAYER INC.

FORM 10-Q

September 30, 2002

i

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

METRO-GOLDWYN-MAYER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Cash and cash equivalents	$346,837	$2,698
Accounts and contracts receivable (net of allowance for doubtful accounts of $38,045 and $26,173, respectively)	424,504	458,010
Film and television costs, net	1,990,545	2,035,277
Investments in and advances to affiliates	863,389	845,042
Property and equipment, net	36,418	38,837
Goodwill	516,706	516,706
Other assets	25,765	26,594

	$4,204,164	$3,923,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Bank and other debt	$1,243,190	$836,186
Accounts payable and accrued liabilities	140,589	198,520
Accrued participants’ share	227,877	243,836
Income taxes payable	29,696	31,865
Advances and deferred revenues	73,331	82,156
Other liabilities	30,930	41,119

Total liabilities	1,745,613	1,433,682

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 500,000,000 shares authorized, 251,960,505 and 239,629,500 shares issued	2,520	2,396
Additional paid-in capital	3,914,243	3,717,767
Deficit	(1,404,471)	(1,203,565)
Accumulated other comprehensive loss	(20,448)	(27,116)
Less: treasury stock, at cost, 2,687,015 shares	(33,293)	—

Total stockholders’ equity	2,458,551	2,489,482

	$4,204,164	$3,923,164

The accompanying Notes to Condensed Consolidated Financial Statements
are an integral part of these consolidated statements.

METRO-GOLDWYN-MAYER INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues	$381,156	$393,310	$1,033,207	$1,012,065
Expenses:
Operating	220,484	206,243	709,638	578,511
Selling, general and administrative	132,012	177,849	451,083	461,602
Depreciation and non-film amortization	4,928	8,249	14,405	24,250

Total expenses	357,424	392,341	1,175,126	1,064,363

Operating income (loss)	23,732	969	(141,919)	(52,298)
Other income (expense):
Equity in net earnings (losses) of affiliates	7,140	(2,169)	6,325	(3,428)
Interest expense, net of amounts capitalized	(18,107)	(14,287)	(60,732)	(37,215)
Interest and other income, net	2,339	1,769	3,964	8,906

Total other expenses	(8,628)	(14,687)	(50,443)	(31,737)

Income (loss) from operations before provision for income taxes	15,104	(13,718)	(192,362)	(84,035)
Income tax provision	(3,409)	(2,257)	(8,544)	(10,766)

Net income (loss) before cumulative effect of accounting change	11,695	(15,975)	(200,906)	(94,801)
Cumulative effect of accounting change	—	—	—	(382,318)

Net income (loss)	$11,695	$(15,975)	$(200,906)	$(477,119)

Income (loss) per share:
Basic
Net income (loss) before cumulative effect of accounting change	$0.05	$(0.07)	$(0.81)	$(0.41)
Cumulative effect of accounting change	—	—	—	(1.67)

Net income (loss)	$0.05	$(0.07)	$(0.81)	$(2.08)

Diluted
Net income (loss) before cumulative effect of accounting change	$0.05	$(0.07)	$(0.81)	$(0.41)
Cumulative effect of accounting change	—	—	—	(1.67)

Net income (loss)	$0.05	$(0.07)	$(0.81)	$(2.08)

Weighted average number of common shares outstanding:
Basic	250,708,242	239,429,116	248,099,306	229,554,230

Diluted	250,714,711	239,429,116	248,099,306	229,554,230

The accompanying Notes to Condensed Consolidated Financial Statements
are an integral part of these consolidated statements.

METRO-GOLDWYN-MAYER INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Preferred Stock		Common Stock		Add’l Paid-in Capital	Deficit	Comprehensive Income (Loss)	Accum. Other Comprehensive Loss	Less: Treasury Stock	Total Stockholders’ Equity
	No. of Shares	Par Value	No. of Shares	Par Value
Balance December 31, 2001	—	$—	239,629,500	$2,396	$3,717,767	$(1,203,565)	$—	$(27,116)	$—	$2,489,482
Common stock issued to outside parties, net	—	—	10,550,000	106	164,665	—	—	—	—	164,771
Acquisition of treasury stock, at cost, 2,383,000 shares	—	—	—	—	—	—	—	—	(26,537)	(26,537)
Contribution of common stock to deferred compensation plan, 383,940 shares	—	—	—	—	—	—	—	—	(7,608)	(7,608)
Common stock issued to directors, officers and employees, net	—	—	1,781,005	18	31,811	—	—	—	852	32,681
Comprehensive income (loss):
Net loss	—	—	—	—	—	(200,906)	(200,906)	—	—	(200,906)
Unrealized gain on derivative instruments	—	—	—	—	—	—	7,494	7,494	—	7,494
Unrealized loss on securities	—	—	—	—	—	—	(853)	(853)	—	(853)
Foreign currency translation adjustments	—	—	—	—	—	—	27	27	—	27

Comprehensive loss	—	—	—	—	—	—	(194,238)	—	—	—

Balance September 30, 2002 (unaudited)	—	$—	251,960,505	$2,520	$3,914,243	$(1,404,471)	$—	$(20,448)	$(33,293)	$2,458,551

The accompanying Notes to Condensed Consolidated Financial Statements
are an integral part of these consolidated statements.

METRO-GOLDWYN-MAYER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2002	2001
Net cash used in operating activities	$(166,311)	$(79,621)

Investing activities:
Investments in and advances to affiliates	(8,145)	(834,334)
Additions to property and equipment	(12,025)	(4,448)

Net cash used in investing activities	(20,170)	(838,782)

Financing activities:
Net proceeds from issuance of preferred stock to Tracinda	—	325,000
Net proceeds from issuance of common stock to outside parties	164,771	310,639
Net proceeds from issuance of common stock to related parties	2,138	6,195
Acquisition of treasury stock	(26,537)	—
Additions to borrowed funds	1,336,965	222,500
Repayments of borrowed funds	(929,961)	(2,790)
Financing fees and other	(16,823)	—

Net cash provided by financing activities	530,553	861,544

Net change in cash and cash equivalents from operating, investing and financing activities	344,072	(56,859)
Net increase (decrease) in cash due to foreign currency fluctuations	67	(354)

Net change in cash and cash equivalents	344,139	(57,213)
Cash and cash equivalents at beginning of the year	2,698	77,140

Cash and cash equivalents at end of the period	$346,837	$19,927

The accompanying Notes to Condensed Consolidated Financial Statements  are an integral part of these condensed consolidated statements.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and the instructions to Form 10-Q related to interim period financial statements. Accordingly, these financial statements do not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, these financial statements contain all adjustments consisting only of normal recurring accruals which, in the opinion of management, are necessary in order to make the financial statements not misleading. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2001. As permitted by American Institute of Certified Public Accountants Statement of Position (“SOP”) 00-2, “Accounting by Producers or Distributors of Films,” the Company has presented unclassified balance sheets. Certain prior year account balances have been reclassified to conform to the current year presentation.

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

In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities— Deferral of the Effective Date of FASB Statement No. 133,” and by SFAS No. 138, “Accounting for Certain

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Instruments and Certain Hedging Activities—an Amendment of FASB No. 133.” This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in contracts, and for hedging activities. The Company adopted SFAS No. 133 on January 1, 2001 and recorded a one-time, non-cash cumulative effect adjustment to stockholders’ equity and other comprehensive income (loss) of $469,000. The adoption of SFAS No. 133 has not materially impacted the Company’s results of operations.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” According to this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value based test. Under SFAS No. 142, the carrying value of assets are calculated at the lowest level for which there are identifiable cash flows, which include feature film operations, television programming operations, cable channels and other businesses (licensing and merchandising, music and interactive operations). The Company adopted SFAS No. 142 beginning January 1, 2002, and upon adoption the Company did not recognize any impairment of goodwill and other intangible assets already included in the financial statements. The Company expects to receive future benefits from previously acquired goodwill over an indefinite period of time. Accordingly, beginning January 1, 2002, the Company has foregone all related amortization expense, which, including amounts related to equity investees, totaled $13,291,000 and $20,824,000 for the quarter and nine months ended September 30, 2001. Since the Company is recording its equity in net earnings of the Cable Channels (see Note 4) on a one-quarter lag, amortization of goodwill of the Cable Channels ($9,528,000 for the quarter ended March 31, 2002) is not included in the calculation of the Company’s equity in the net earnings in this investment commencing with the quarter ended June 30, 2002.

For the quarter and nine months ended September 30, 2001, the reconciliation of reported net loss and net loss per share to adjusted net loss and adjusted net loss per share reflecting the elimination of goodwill amortization is as follows (in thousands, unaudited):

	Quarter Ended September 30, 2001		Nine Months Ended September 30, 2001
	Net Loss	Loss per Share	Net Loss	Loss per Share
Net loss before cumulative effect of accounting change, as reported	$(15,975)	$(0.07)	$(94,801)	$(0.41)
Elimination of goodwill amortization	3,683	0.02	11,050	0.05
Elimination of goodwill amortization related to equity investees	9,608	0.04	9,774	0.04

Net loss before cumulative effect of accounting change, as adjusted	$(2,684)	$(0.01)	$(73,977)	$(0.32)

	Quarter Ended September 30, 2001		Nine Months Ended September 30, 2001
	Net Loss	Loss per Share	Net Loss	Loss per Share
Net loss, as reported	$(15,975)	$(0.07)	$(477,119)	$(2.08)
Elimination of goodwill amortization	3,683	0.02	11,050	0.05
Elimination of goodwill amortization related to equity investees	9,608	0.04	9,774	0.04

Net loss, as adjusted	$(2,684)	$(0.01)	$(456,295)	$(1.99)

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends Accounting Research Board No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for subsidiaries for which control is likely to be temporary. The Company adopted SFAS No. 144 on January 1, 2002. The impact of such adoption did not have a material effect on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 nullifies EITF Issue No 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and will be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company will implement SFAS No. 146 on January 1, 2003. The impact of such adoption is not anticipated to have a material effect on the Company’s financial statements.

Comprehensive Income (Loss).    Comprehensive income (loss) for the Company includes net income (loss) and other comprehensive income (loss) items, including unrealized gain (loss) on derivative instruments, unrealized gain (loss) on securities and cumulative foreign currency translation adjustments. Components of comprehensive income (loss) are shown below (in thousands, unaudited):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income (loss)	$11,695	$(15,975)	$(200,906)	$(477,119)
Other comprehensive income (loss):
Cumulative effect of accounting change for derivative instruments	—	—	—	469
Unrealized gain (loss) on derivative instruments	1,531	(16,303)	7,494	(29,846)
Unrealized gain (loss) on securities	369	30	(853)	(271)
Cumulative foreign currency translation adjustments	10	53	27	(309)

Comprehensive income (loss)	$13,605	$(32,195)	$(194,238)	$(507,076)

Note 2—Restructuring and Other Charges

Restructuring and Other Charges.    In June 1999, the Company incurred certain restructuring and other charges, in association with a change in senior management and a corresponding review of the Company’s

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of September 30, 2002, the Company has utilized all $129,388,000 of the pre-release film cost write-down reserves and has paid $54,844,000 of the severance and related costs. In June 2000, the Company reduced previously charged reserves by $5,000,000 due to a negotiated settlement with UIP regarding the Company’s withdrawal from the joint venture. In January and February 2002, in accordance with certain agreements with the Company’s former Chairman and Vice Chairman, $16,964,000 of the severance and related costs were converted into 863,499 shares of common stock of the Company.

Note 3—Film and Television Costs

Film and television costs, net of accumulated amortization, are summarized as follows (in thousands):

	September 30, 2002	December 31, 2001
	(unaudited)
Theatrical productions:
Released	$3,811,125	$3,515,842
Less: accumulated amortization	(2,454,650)	(2,117,116)

Released, net	1,356,475	1,398,726
Completed not released	16,785	99,142
In production	340,208	242,621
In development	32,763	31,931

Subtotal: theatrical productions	1,746,231	1,772,420

Television programming:
Released	902,989	861,826
Less: accumulated amortization	(705,664)	(626,686)

Released, net	197,325	235,140
In production	45,639	25,968
In development	1,350	1,749

Subtotal: television programming	244,314	262,857

	$1,990,545	$2,035,277

Interest costs capitalized to theatrical productions were $5,077,000 and $10,464,000 during the quarter and nine months ended September 30, 2002, and $5,248,000 and $18,609,000 during the quarter and nine months ended September 30, 2001, respectively.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Investments In and Advances to Affiliates

Investments in and advances to affiliates are summarized as follows (in thousands):

	September 30, 2002	December 31, 2001
	(unaudited)
Domestic cable channels	$834,747	$822,502
Foreign cable channels	15,400	15,351
Joint ventures	13,092	7,039
Others	150	150

	$863,389	$845,042

Domestic Cable Channels.    On April 2, 2001, the Company invested $825,000,000 in cash for a 20 percent interest in two general partnerships which own and operate the American Movie Classics, Bravo, the Independent Film Channel and WE: Women’s Entertainment (formerly Romance Classics) cable channels, collectively referred to as the “Cable Channels.” These partnerships were wholly-owned by Rainbow Media Holdings, Inc., a 74 percent subsidiary of Cablevision Systems Corporation (“Rainbow Media”). The proceeds of the $825,000,000 investment were used as follows: (i) $365,000,000 was used to repay bank debt of the partnerships; (ii) $295,500,000 was used to repay intercompany loans from Cablevision and its affiliates; and (iii) $164,500,000 was added to the working capital of the partnerships. The Company financed the investment through the sale of equity securities (see Note 7), which provided aggregate net proceeds of approximately $635,600,000, and borrowings under the Company’s credit facilities. Based upon certain assumptions that management of the Company believes are reasonable, the Company’s determination of the difference between the Company’s cost basis in their investment in the Cable Channels and the Company’s share of the underlying equity in net assets (referred to as “goodwill”) is approximately $762,000,000.

The Company is accounting for its investment in the Cable Channels in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” In accordance with APB Opinion No. 18, management continually reviews its equity investments to determine if any permanent impairment has occurred. If, in management’s judgment, an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings. Such determination is dependent on the specific facts and circumstances, including the financial condition of the investee, subscriber demand and growth, demand for advertising time and space, the intent and ability to retain the investment, and general economic conditions in the areas in which the investee operates. As of September 30, 2002, management has determined that there have been no permanent impairments.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to the requirements of APB No. 18, the Company is recording its share of the earnings and losses in the Cable Channels based on the most recently available financial statements received from the Cable Channels. Due to a lag in the receipt of the financial statements from the Cable Channels, the Company is reporting its interest in the Cable Channels on a one-quarter lag. Summarized financial information for the Cable Channels as of June 30, 2002, and for the quarter and nine months ended June 30, 2002, were as follows (in thousands):

As of June 30, 2002:
Current assets	$363,205
Non-current assets	$579,109
Current liabilities	$129,388
Non-current liabilities	$279,902
For the quarter and nine months ended June 30, 2002:
Quarter:
Revenues, net	$116,323
Operating income	$45,051
Net income	$44,121
Nine Months:
Revenues, net	$352,812
Operating income	$105,621
Net income	$105,729

In the quarter and nine months ended September 30, 2002, the Company’s share of the Cable Channels’ net operating results was a profit of $8,824,000 and $12,370,000, respectively. The results for the nine months ended September 30, 2002 were reduced by the amortization of goodwill of $9,528,000 for the period from January 1 to March 31, 2002 (see Note 1). In the quarter ended September 30, 2001, the Company’s share of the Cable Channel’s net operating results was a loss of $2,392,000 (including goodwill amortization of $9,525,000).

Foreign Cable Channels.    The Company holds minority equity interests in various television channels located in certain international territories for which the Company realized its share of the channels’ net operating results, which aggregated a loss of $731,000 and $2,828,000 in the quarter and nine months ended September 30, 2002, a profit of $322,000 in the quarter ended September 30, 2001 and a loss of $936,000 in the nine months ended September 30, 2001, respectively.

Joint Ventures.    On August 13, 2001, the Company, through its wholly-owned subsidiary, MGM On Demand Inc., acquired a 20 percent interest in a joint venture established to create an on-demand movie service to offer a broad selection of theatrically-released motion pictures via digital delivery for broadband internet users in the United States. Other partners in the joint venture include Sony Pictures Entertainment, Universal Studios, Warner Bros. and Paramount Pictures. The Company has funded $9,954,000 for its equity interest and its share of operating expenses of the joint venture as of September 30, 2002. The Company financed its investment through borrowings under its credit facilities. The Company is committed to fund its share of the operating expenses of the joint venture, as required. The Company is accounting for its interest in the joint venture under the equity method. In the quarter and nine months ended September 30, 2002, the Company recognized a net loss of $884,000 and $1,866,000 for its share of the operating results of the joint venture. In the quarter and nine months ended September 30, 2001, the Company recognized a net loss of $181,000 from the joint venture.

In February 2002, the Company, through its wholly-owned subsidiary, MGM Domestic Television Distribution Inc., and NBC Enterprises, Inc. formed a new media sales company, MGM-NBC Media Sales, LLC (“MGM-NBC Media Sales”), to distribute off-network feature film and television series and first-run syndication programming from each company in the television barter sales markets. The joint venture recognizes income from distribution fees of ten percent earned on each company’s barter sales, and incurs overhead costs to operate

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the joint venture, which are shared between the companies. Each company is entitled to its share of the net profits or losses of MGM-NBC Media Sales based on a contractual formula as specified in the agreement. In the quarter and nine months ended September 30, 2002, the Company recognized a loss of $69,000 and $331,000 for its share of the operating results of the joint venture.

On March 27, 2002, the Company, through its wholly-owned subsidiary, MGM Digital Development Inc. (“MGM Digital”), acquired a one-seventh interest in NDC, LLC (“NDC”), a partnership created with the six other major studios to (i) develop and/or ratify standards for digital motion picture equipment and for digital cinema technology to be used in the delivery of high quality in-theatre digital cinema, and (ii) update and deploy a limited amount of new digital motion picture equipment in theatres. MGM Digital contributed $979,000 for its initial interest in NDC. The agreement has an initial term expiring on March 27, 2004. In the nine months ended September 30, 2002, the Company recognized a loss of $1,020,000 representing its aggregate investment in the joint venture.

Note 5—Bank and Other Debt

Bank and other debt is summarized as follows (in thousands):

	September 30, 2002	December 31, 2001
	(unaudited)
Revolving Facility	$—	$159,000
Term Loans	1,150,000	668,500
Production loans and other borrowings	93,190	8,686

	$1,243,190	$836,186

On June 11, 2002, the Company entered into a third amended and restated credit facility with a syndicate of banks, which amended a pre-existing credit facility, aggregating $1.75 billion (the “Amended Credit Facility”) consisting of a five-year $600,000,000 revolving credit facility (the “Revolving Facility”), a five-year $300,000,000 term loan (“Tranche A Loan”) and a six-year $850,000,000 term loan (“Tranche B Loan”) (collectively, the “Term Loans”). The Revolving Facility and the Tranche A Loan bear interest at 2.75 percent over the Adjusted LIBOR rate, as defined (4.54 percent at September 30, 2002). The Tranche B Loan bears interest at 3.00 percent over the Adjusted LIBOR rate (4.79 percent at September 30, 2002). Scheduled amortization of the Term Loans under the Amended Credit Facility is $16,411,000 in 2003, $65,643,000 in each of 2004, 2005 and 2006, $122,786,000 in 2007 and $813,875,000 in 2008. The Revolving Facility matures on June 30, 2007. In connection with the amendment of the pre-existing credit facility, the Company expensed previously deferred financing costs aggregating approximately $12,000,000, which have been included in interest expense for the nine months ended September 30, 2002.

The Company’s borrowings under the Amended Credit Facility are secured by substantially all the assets of the Company, with the exception of the copyrights in the James Bond series of motion pictures. The Amended Credit Facility contains various covenants including limitations on dividends, capital expenditures and indebtedness, and the maintenance of certain financial ratios. The Amended Credit Facility limits the amount of the investment in the Company which may be made by MGM Studios and Orion in the form of loans or advances, or purchases of capital stock of the Company, up to a maximum aggregate amount of $500,000,000 (or a maximum aggregate amount of $300,000,000 in the event that MGM Studios elects to release its investment in the Cable Channels from the loan collateral, as permitted under the Amended Credit Facility). As of September 30, 2002, there are no outstanding loans or advances to the Company by such subsidiaries, nor have such

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subsidiaries purchased any capital stock of the Company. Restricted net assets of MGM Studios and Orion at September 30, 2002 are approximately $2.0 billion. As of September 30, 2002, the Company was in compliance with all applicable covenants.

Production loans and other borrowings.    Production loans and other borrowings relate principally to individual bank loans to fund production costs, contractual liabilities and capitalized lease obligations.

Note 6—Financial Instruments

The Company is exposed to the impact of interest rate changes as a result of its variable rate long-term debt. Accordingly, the Company had previously entered into three-year fixed interest rate swap agreements whereby the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate amounts calculated by reference to an agreed notional principal amount. The swap agreements aggregate a notional value of $575,000,000 at an average rate of approximately 5.92 percent and expire in July 2003. Because these swap agreements carry interest rates that currently exceed the Company’s borrowing rates under the Amended Credit Facility (see Note 5), the Company will recognize additional interest costs, which will be charged against future earnings. The Company has also entered into additional interest rate swap agreements for a notional value of $100,000,000 at an average pay rate of approximately 2.34 percent, which expire in January 2003. At September 30, 2002, the Company would be required to pay approximately $19,489,000 if all such swap agreements were terminated, and this amount has been included in other liabilities and accumulated other comprehensive income (loss).

The Company is subject to market risks resulting from fluctuations in foreign currency exchange rates because approximately 25 percent of the Company’s revenues are denominated, and the Company incurs certain operating and production costs, in foreign currencies. In certain instances, the Company enters into foreign currency exchange forward contracts in order to reduce exposure to changes in foreign currency exchange rates that affect the value of the Company’s firm commitments and certain anticipated foreign currency cash flows. The Company currently intends to continue to enter into such contracts to hedge against future material foreign currency exchange rate risks. As of September 30, 2002, the Company has outstanding foreign currency forward contracts aggregating Canadian $19,975,000 and £3,000,000. As of September 30, 2002, the Company would be required to pay approximately $238,000 if all such foreign currency forward contracts were terminated, and this amount has been included in other assets and accumulated other comprehensive income (loss).

Note 7—Stockholders’ Equity

Treasury Stock.    On January 3, 2002, certain Senior Executives of the Company, pursuant to the conversion of bonus interests payable under a Senior Management Bonus Plan, contributed 383,940 shares of the Company’s common stock valued at $7,608,000 to a senior executive deferred compensation plan. These shares have been classified as treasury stock.

On July 26, 2002, the Company announced a share repurchase program authorizing the Company to purchase up to 10,000,000 shares of its common stock. The Company intends to fund the repurchase program from available cash on hand. As of September 30, 2002, the Company has repurchased 2,383,000 shares of common stock at an aggregate cost of $26,537,000.

Public Offering.    On March 18, 2002, pursuant to a Form S-3 shelf registration statement filed with the Securities and Exchange Commission, the Company completed the sale of 10,550,000 shares of common stock of the Company at $16.50 per share, less an underwriting discount of $0.825 per share, in an underwritten public

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

offering for aggregate net proceeds of $164,771,000. The Company used the net proceeds from the stock offering for general corporate purposes, including reduction of the revolving portion of its credit facility and financing of business operations.

Stock Options.    Commencing in August 2002, Celsus Financial Corp., an entity wholly-owned by a director of the Company, exercised options to acquire 177,814 shares of the Company’s common stock (as adjusted) at an exercise price of $5.63 per share (as adjusted).

Earnings Per Share (“EPS”).    Dilutive securities of 1,300,819 related to stock options are not included in the calculation of diluted EPS in the nine months ended September 30, 2002, and dilutive securities of 2,764,058 and 3,374,980 are not included in the quarter and nine months ended September 30, 2001, respectively, because they are antidilutive.

Note 8—Segment Information

The Company applies the disclosure provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company’s business units have been aggregated into four reportable operating segments: feature films, television programming, cable channels and other (principally consumer products, interactive media and music). Due to the significant acquisitions of cable channels in 2001, the Company has separated cable channels as a reportable operating segment. The cable channels segment includes channels in which the Company holds both a majority and minority interest. The factors for determining the reportable segments were based on the distinct nature of their operations. They are managed as separate business units because each requires and is responsible for executing a unique business strategy. Income or losses of industry segments and geographic areas, other than those accounted for under the equity method, exclude interest income, interest expense, goodwill amortization, income taxes and other unallocated corporate expenses. Identifiable assets are those assets used in the operations of the segments. Corporate assets consist of cash, certain corporate receivables and goodwill. Summarized financial information for the Company’s reportable segments is shown in the following tables (in thousands, unaudited):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues
Feature films	$305,716	$350,672	$883,727	$881,813
Television programs	67,331	34,997	122,507	108,187
Cable channels	33,100	30,567	96,829	46,793
Other	6,843	7,641	25,707	22,065

Subtotal	412,990	423,877	1,128,770	1,058,858
Less: unconsolidated companies	(31,834)	(30,567)	(95,563)	(46,793)

Consolidated revenues	$381,156	$393,310	$1,033,207	$1,012,065

Segment Income (Loss)
Feature films	$29,168	$29,178	$(89,225)	$18,746
Television programs	16,410	2,996	8,079	13,962
Cable channels	7,092	(2,607)	6,005	(4,717)
Other	3,923	4,759	13,646	10,851

Subtotal	56,593	34,326	(61,495)	38,842
Less: unconsolidated companies	(7,140)	2,169	(6,325)	3,428

Consolidated segment income (loss)	$49,453	$36,495	$(67,820)	$42,270

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the details of other operating segment income (loss):
	Quarters Ended September 30,		Nine Months Ended September 30 ,
	2002	2001	2002	2001
Licensing and merchandising	$2,705	$2,689	$4,498	$5,133
Interactive media	443	525	3,241	1,731
Music	605	1,472	4,291	4,904
Other	170	(365)	1,616	(2,206)

	$3,923	$4,321	$13,646	$9,562

The following is a reconciliation of reportable segment income (loss) to income (loss) from operations before provision for income taxes:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Segment income (loss)	$49,453	$36,495	$(67,820)	$42,270
General and administrative expenses	(20,793)	(27,277)	(59,694)	(70,318)
Depreciation and non-film amortization	(4,928)	(8,249)	(14,405)	(24,250)

Operating income (loss)	23,732	969	(141,919)	(52,298)
Equity in net earnings (losses) of affiliates	7,140	(2,169)	6,325	(3,428)
Interest expense, net of amounts capitalized	(18,107)	(14,287)	(60,732)	(37,215)
Interest and other income, net	2,339	1,769	3,964	8,906

Income (loss) from operations before provision for income taxes	$15,104	$(13,718)	$(192,362)	$(84,035)

The following is a reconciliation of the change in reportable segment assets:

	December 31, 2001	Increase (Decrease)	September 30, 2002
			(unaudited)
Feature films	$2,183,488	$(61,390)	$2,122,098
Television programs	334,886	(6,717)	328,169
Cable channels	845,042	18,996	864,038
Other	9,857	(7,292)	2,565

Total reportable segment assets	$3,373,273	$(56,403)	$3,316,870

The following is a reconciliation of reportable segment assets to consolidated total assets:

	September 30, 2002	December 31, 2001
	(unaudited)
Total assets for reportable segments	$3,316,870	$3,373,273
Goodwill not allocated to segments	516,706	516,706
Other unallocated amounts, including cash and cash equivalents	370,588	33,185

Consolidated total assets	$4,204,164	$3,923,164

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

The Company has provided an accrual for pending litigation as of September 30, 2002 in accordance with SFAS No. 5, “Accounting for Contingencies.” In the opinion of Company management, any liability under pending litigation is not expected to be material in relation to the Company’s financial condition or results of operations.

Note 10—Supplementary Cash Flow Information

The Company paid interest, net of capitalized interest, of $46,141,000 and $30,798,000 during the nine months ended September 30, 2002 and 2001, respectively. The Company paid income taxes of $11,106,000 and $10,819,000 during the nine months ended September 30, 2002 and 2001, respectively.

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

Recent Developments

Amended Credit Facility.    On June 11, 2002, we entered into a third amended and restated credit facility with a syndicate of banks, which amended a pre-existing credit facility, aggregating $1.75 billion consisting of a five-year $600.0 million revolving credit facility, a five-year $300.0 million term loan and a six-year $850.0 million term loan. For further details, see “Liquidity and Capital Resources—Bank Borrowings.”

Cable Investment.    On April 2, 2001, we invested $825.0 million in cash for a 20 percent interest in two general partnerships which own and operate the American Movie Classics, Bravo, the Independent Film Channel and WE: Women’s Entertainment (formerly Romance Classics) cable channels. These partnerships were wholly-owned by Rainbow Media Holdings, Inc., a 74 percent subsidiary of Cablevision Systems Corporation. The proceeds of the $825.0 million investment were used as follows: (i) $365.0 million was used to repay bank debt of the partnerships; (ii) $295.5 million was used to repay intercompany loans from Cablevision and its affiliates; and (iii) $164.5 million was added to the working capital of the partnerships. We financed the investment through the sale of equity securities and borrowings under our credit facilities. See “Liquidity and Capital Resources.” Based upon certain assumptions that management believes are reasonable, our determination of the difference between our cost basis in our investment in the cable channels and our share of the underlying equity in net assets is approximately $762 million.

We are accounting for our investment in the cable channels in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” In accordance with APB Opinion No. 18, management continually reviews its equity investments to determine if any permanent impairment has occurred. If, in management’s judgment, an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings. Such determination is dependent on the specific facts and circumstances, including the financial condition of the investee, subscriber demand and growth, demand for advertising time and space, the intent and ability to retain the investment, and general economic conditions in the areas in which the investee operates. As of September 30, 2002, management has determined that there have been no permanent impairments.

Pursuant to the requirements of this pronouncement, we are recording our share of the earnings and losses in the cable channels based on the most recently available financial statements received from the cable channels. Due to a lag in the receipt of the financial statements from the cable channels, we will be reporting our interest in the cable channels on a one-quarter lag. In the quarter and nine months ended September 30, 2002, our share of the cable channels’ net operating results was a profit of $8.8 million and $12.4 million, respectively. The nine-month period results were reduced by amortization of goodwill of $9.5 million.

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

Joint Ventures.    On August 13, 2001, a wholly-owned subsidiary, MGM On Demand Inc., acquired a 20 percent interest in a joint venture established to create an on-demand movie service to offer a broad selection of theatrically-released motion pictures via digital delivery for broadband internet users in the United States. Other partners in the joint venture include Sony Pictures Entertainment, Universal Studios, Warner Bros. and Paramount Pictures. We have funded approximately $10.0 million for our equity interest and our share of the operating expenses of the joint venture as of September 30, 2002. We financed our investment through borrowings under our credit facilities and utilization of cash on hand. We are accounting for our interest in the joint venture under the equity method. In the quarter and nine months ended September 30, 2002, we recognized a net loss of $0.9 million and $1.9 million for our share of the operating results of the joint venture.

In February 2002, a wholly-owned subsidiary, MGM Domestic Television Distribution Inc., and NBC Enterprises, Inc. formed a new media sales company, MGM-NBC Media Sales, LLC, to distribute off-network feature film and television series and first-run syndication programming from each company in the television barter sales markets. The joint venture recognizes income from distribution fees of ten percent earned on each company’s barter sales, and incurs overhead costs to operate the joint venture, which are shared between the companies. Each company is entitled to its share of the net profits or losses of MGM-NBC Media Sales, LLC based on a contractual formula as specified in the agreement. In the quarter and nine months ended September 30, 2002, we recognized a loss of $0.1 million and $0.3 million for our share of the operating results of the joint venture.

On March 27, 2002, a wholly-owned subsidiary, MGM Digital Development Inc., acquired a one-seventh interest in NDC, LLC, a partnership created with the six other major studios to (i) develop and/or ratify standards for digital motion picture equipment and for digital cinema technology to be used in the delivery of high quality in-theatre digital cinema, and (ii) update and deploy a limited amount of new digital motion picture equipment in theatres. We have contributed $1.0 million for our equity interest in the joint venture. The agreement has an initial term expiring on March 27, 2004. In the nine months ended September 30, 2002, we recognized a loss of $1.0 million representing our aggregate investment in the joint venture.

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” According to this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value-based test. Under this statement, the carrying value of assets are calculated at the lowest level for which there are identifiable cash flows, which include feature film operations, television programming operations, cable channels and other businesses (licensing and merchandising, music and interactive operations). We adopted this statement beginning January 1, 2002, and upon adoption we did not recognize any impairment of goodwill already included in the financial statements. We expect to receive future benefits from previously acquired goodwill over an indefinite period of time. Accordingly, beginning January 1, 2002, we have foregone all related amortization expense, which, including amounts related to our equity investees, totaled $13.3 million and $20.8 million for the quarter and nine months ended September 30, 2001. Since we are recording our equity in net earnings of the cable channels on a one-quarter lag, amortization of goodwill of the cable channels ($9.5 million for the quarter ended March 31, 2002) is not included in the calculation of our equity in the net earnings in this investment commencing with the quarter ended June 30, 2002.

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

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement of Financial Accounting Standards No. 146 nullifies Emerging Issues Task Force Issue No 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and will be applied prospectively to exit or disposal activities initiated after December 31, 2002. We will implement Statement of Financial Accounting Standards No. 146 on January 1, 2003. The impact of such adoption is not anticipated to have a material effect on our financial statements.

Results of Operations

The following table sets forth our reported operating results for the quarter ended September 30, 2002 (the “2002 Quarter”) and the quarter ended September 30, 2001 (the “2001 Quarter”), as well as the nine months ended September 30, 2002 (the “2002 Period”) and September 30, 2001 (the “2001 Period”):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands, unaudited)
Revenues:
Feature films	$305,716	$350,672	$883,727	$881,813
Television programs	67,331	34,997	122,507	108,187
Other	8,109	7,641	26,973	22,065

Total revenues	$381,156	$393,310	$1,033,207	$1,012,065

Operating income (loss):
Feature films	$29,168	$29,178	$(89,225)	$18,746
Television programs	16,410	2,996	8,079	13,962
Other	3,875	4,321	13,326	9,562
General and administrative expenses	(20,793)	(27,277)	(59,694)	(70,318)
Depreciation and non-film amortization	(4,928)	(8,249)	(14,405)	(24,250)

Operating income (loss)	23,732	969	(141,919)	(52,298)
Equity in net earnings (losses) of affiliates	7,140	(2,169)	6,325	(3,428)
Interest expense, net of amounts capitalized	(18,107)	(14,287)	(60,732)	(37,215)
Interest and other income, net	2,339	1,769	3,964	8,906

Income (loss) before provision for income taxes	15,104	(13,718)	(192,362)	(84,035)
Income tax provision	(3,409)	(2,257)	(8,544)	(10,766)

Net income (loss) before cumulative effect of accounting change	11,695	(15,975)	(200,906)	(94,801)
Cumulative effect of accounting change	—	—	—	(382,318)

Net income (loss)	$11,695	$(15,975)	$(200,906)	$(477,119)

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

Unconsolidated companies include our investment in the Rainbow Media Group cable channels and our investment in joint ventures acquired in 2001 and 2002 (see “Recent Developments” above), as well as various interests in international cable channels located in over 90 countries, the majority of which are accounted for under the equity method. Consolidated and unconsolidated companies’ revenues, operating income (loss) and EBITDA are as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands, unaudited)
Revenues:
Consolidated companies	$381,156	$393,310	$1,033,207	$1,012,065
Unconsolidated companies	31,834	30,567	95,563	46,793

Total	$412,990	$423,877	$1,128,770	$1,058,858

Operating income (loss):
Consolidated companies	$23,732	$969	$(141,919)	$(52,298)
Unconsolidated companies	6,630	(1,683)	5,768	(1,869)

Total	$30,362	$(714)	$(136,151)	$(54,167)

EBITDA:
Consolidated companies	$28,660	$9,218	$(127,514)	$(28,048)
Unconsolidated companies	7,988	8,572	18,564	8,729

Total	$36,648	$17,790	$(108,950)	$(19,319)

While management considers EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to, operating income, net earnings, cash flow and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States. EBITDA does not reflect cash available to fund cash requirements, and the items excluded from EBITDA, such as depreciation and non-film amortization, are significant components in assessing our financial performance. Other significant uses of cash flows are required before cash will be available to us, including debt service, taxes and cash expenditures for various long-term assets. Our calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. For purposes of our calculation, unconsolidated EBITDA includes unconsolidated operating income (loss) and the add-back of depreciation expense and amortization of goodwill of $1.4 million and $12.8 million for the quarter and nine months ended September 30, 2002, and $10.3 million and $10.6 million for the quarter and nine months ended September 30, 2001, respectively.

See further details of operating changes under segments discussion below.

Feature Films

Consolidated feature films revenues, operating income (loss) and EBITDA are as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands, unaudited)
Revenues	$305,716	$350,672	$883,727	$881,813
Operating income (loss) and EBITDA	$29,168	$29,178	$(89,225)	$18,746

Quarter Ended September 30, 2002 Compared to Quarter Ended September 30, 2001

Revenues.    Feature film revenues decreased by $45.0 million, or 13 percent, to $305.7 million in the 2002 Quarter as compared to the 2001 Quarter.

Worldwide theatrical revenues decreased by $21.8 million, or 32 percent, to $47.4 million in the 2002 Quarter. Although we had the successful releases of Barbershop, Crocodile Hunter and Igby Goes Down in the 2002 Quarter, these films generated lower theatrical revenues than Legally Blonde and Jeepers Creepers in the 2001 Quarter, partially due to the timing of the releases during the quarter. Overall, in the 2002 Quarter, we released four new feature films domestically and one new film internationally. In the 2001 Quarter, we released five new feature films domestically and two new films internationally.

Worldwide home video revenues decreased by $26.9 million, or 16 percent, to $139.6 million in the 2002 Quarter. In the 2002 Quarter, we released Hart’s War and Deuce’s Wild in the domestic home video marketplace, as well as continuing to benefit from the release of Bandits and Legally Blonde in international markets, and various library sales promotions. In the 2001 Quarter, significantly higher home video revenues were generated by the release of Hannibal and re-promotion of Silence of the Lambs in the domestic marketplace. In the 2002 Quarter, worldwide DVD sales were $101.6 million compared to $116.2 million in the 2001 Quarter, which included the promotions of Hannibal and Silence of the Lambs.

Worldwide pay television revenues from feature films decreased by $24.1 million, or 36 percent, to $42.4 million in the 2002 Quarter. The 2001 Quarter included a significant new license of library product to cable television in the domestic marketplace, as well as increased sales in international markets of The World Is Not Enough. There were no comparable licenses in the 2002 Quarter. Network television revenues, however, increased by $24.3 million, or 100 percent, in the 2002 Quarter, principally due to the delivery to network television of The World Is Not Enough with no comparable licenses in the 2001 Quarter. Worldwide syndicated television revenues from feature films increased by $3.4 million, or seven percent, to $50.8 million in the 2002 Quarter, principally due to the licensing of The Thomas Crown Affair in the domestic marketplace, as well as sales of The World Is Not Enough and The Thomas Crown Affair in international markets.

Other revenues increased by $0.1 million, or 11 percent, to $1.2 million in the 2002 Quarter reflecting higher third party royalties collected in the period.

Operating Results.    Operating income and EBITDA from feature films was $29.2 million in each of the 2002 Quarter and the 2001 Quarter, respectively. In the 2002 Quarter, we benefited from lower advertising costs incurred than in the 2001 Quarter. However, this benefit was offset by the decrease in revenues in the 2002 Quarter discussed above.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Revenues.    Feature film revenues increased by $1.9 million, or one percent, to $883.7 million in the 2002 Period as compared to the 2001 Period.

Worldwide theatrical revenues decreased by $92.5 million, or 49 percent, to $98.1 million in the 2002 Period, principally due to the disappointing performances of certain of our domestic theatrical releases, including Rollerball, Hart’s War and Windtalkers, which generated lower theatrical revenues than the releases in the 2001 Period, which included Hannibal, Legally Blonde and Jeepers Creepers, among others. However, this decrease was partially offset by the successful performances of Barbershop and Crocodile Hunter in the 2002 Period. Overall, in the 2002 Period, we released 13 new feature films domestically and three films internationally. In the 2001 Period, we released nine feature films domestically and five films internationally.

Worldwide home video revenues increased by $108.0 million, or 27 percent, to $501.5 million in the 2002 Period. In the 2002 Period, we released Bandits, Rollerball, Jeepers Creepers, Hart’s War, What’s The Worst

That Could Happen, Original Sin, Ghost World and Deuce’s Wild in the domestic home video marketplace, as well as benefited from the continuing sales of Hannibal and Legally Blonde, among others, and various library sales promotions. In the 2001 Period, our home video releases included Hannibal, Autumn in New York and Antitrust, as well as the re-promotion of Silence of the Lambs, in the domestic marketplace. In the 2002 Period, worldwide DVD sales increased to $350.7 million, or 35 percent, from $259.2 million in the 2001 Period.

Worldwide pay television revenues from feature films decreased by $23.2 million, or 17 percent, to $114.5 million in the 2002 Period. The 2001 Period included a significant new license of library product to cable television in the domestic marketplace, as well as increased sales in international markets of The World Is Not Enough. There were no comparable licenses in the 2002 Period. Network television revenues increased by $30.7 million, or 1,481 percent, to $32.8 million in the 2002 Period, principally due to the delivery of The World Is Not Enough and The Thomas Crown Affair, with no comparable licenses in the 2001 Period. Worldwide syndicated television revenues from feature films decreased by $23.5 million, or 16 percent, to $128.0 million in the 2002 Period, principally due to fewer new releases in domestic and international markets, as compared to the 2001 Period.

Other revenues increased by $2.5 million, or 39 percent, to $8.8 million in the 2002 Period due to higher third party royalties, rebates and audit recoveries collected in the period.

Operating Results.    Operating income and EBITDA from feature films decreased by $108.0 million, or 576 percent, to a loss of $89.2 million in the 2002 Period as compared to the 2001 Period. The decrease in operating income and EBITDA from feature films reflected the disappointing theatrical performances of Windtalkers, Rollerball, Hart’s War and Deuce’s Wild. We incurred increased feature film write-downs of $68.6 million in the 2002 Period as compared to write-downs of $17.5 million in the 2001 Period. Additionally, we incurred higher bad debt expenses in the 2002 Period, resulting in additional charges of $16.4 million compared to the 2001 Period. The 2001 Period also benefited from the successful theatrical performances of Legally Blonde, Hannibal and Jeepers Creepers. Correspondingly, the 2002 Period benefited from the successful theatrical performances of Barbershop and Crocodile Hunter. Partially offsetting these comparisons was the significant improvement in home video performance in the 2002 Period mentioned above.

Television Programming

Consolidated television programming revenues, operating income and EBITDA are as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands, unaudited)
Revenues	$67,331	$34,997	$122,507	$108,187
Operating income and EBITDA	$16,410	$2,996	$8,079	$13,962

Quarter Ended September 30, 2002 Compared to Quarter Ended September 30, 2001

Revenues.    Television programming revenues increased by $32.3 million, or 92 percent, to $67.3 million in the 2002 Quarter compared to the 2001 Quarter.

Worldwide pay and network television revenues decreased by $1.4 million, or 27 percent, to $3.7 million in the 2002 Quarter, principally due to the timing of deliveries of new episodes of the series Jeremiah in the 2002 Quarter as compared to Stargate SG-1 in the 2001 Quarter. Worldwide syndicated television programming revenues increased by $29.9 million, or 114 percent, to $56.2 million in the 2002 Quarter, primarily due to the sale to basic cable of Stargate SG-1 in the domestic marketplace. In the 2001 Quarter, we had no comparable licenses. Worldwide home video revenues with respect to television programming increased by $3.8 million, or 105 percent, to $7.4 million in the 2002 Quarter, primarily due to higher domestic sales of Stargate SG-1, The Outer Limits and one television movie.

Operating Results.    Operating income and EBITDA from television programming increased by $13.4 million, or 448 percent, to $16.4 million in the 2002 Quarter as compared to the 2001 Quarter, principally due to the increase in revenues described above.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Revenues.    Television programming revenues increased by $14.3 million, or 13 percent, to $122.5 million in the 2002 Period compared to the 2001 Period.

Worldwide pay and network television revenues increased by $3.5 million, or 24 percent, to $18.3 million in the 2002 Period, principally due to the addition of the new series Jeremiah airing on domestic pay television. Worldwide syndicated television programming revenues increased by $3.9 million, or five percent, to $86.7 million in the 2002 Period, primarily due to the sale to basic cable of Stargate SG-1 in the domestic marketplace. Worldwide home video revenues with respect to television programming increased by $6.1 million, or 59 percent, to $16.4 million in the 2002 Period, primarily due to increased sales of Stargate SG-1 and The Outer Limits.

Other revenues increased by $0.7 million, or 186 percent, to $1.1 million in the 2002 Period due to higher third party royalties collected in the period.

Operating Results.    Operating income and EBITDA from television programming decreased by $5.9 million, or 42 percent, to $8.1 million in the 2002 Period as compared to the 2001 Period, principally due to increased write-downs on new series as well as higher bad debt expenses.

Other Businesses

Consolidated revenues, operating income and EBITDA from other businesses, including consumer products, interactive media, branded programming services and music, are as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands, unaudited)
Revenues	$8,109	$7,641	$26,973	$22,065
Operating income and EBITDA	$3,875	$4,321	$13,326	$9,562

Quarter Ended September 30, 2002 Compared to Quarter Ended September 30, 2001

Revenues.    Revenues from other businesses increased by $0.5 million, or six percent, to $8.1 million in the 2002 Quarter as compared to the 2001 Quarter. Operating results in the 2002 Quarter included consumer products revenue of $4.0 million and music soundtrack and royalty revenue of $1.1 million, as compared to consumer products revenue of $4.5 million and music soundtrack and royalty revenue of $2.2 million in the 2001 Quarter. Interactive media revenues were $1.1 million in the 2002 Quarter as compared to revenues of $0.6 million in the 2001 Quarter. Branded programming services revenues aggregated $1.3 million in the 2002 Quarter. There were no such revenues in the 2001 Quarter. Additionally, revenues from other businesses in the 2002 Quarter include the receipt of $0.6 million in third party audit recoveries and other miscellaneous income as compared to recoveries of $0.2 million in the 2001 Quarter.

Operating Results.    Operating income and EBITDA from other businesses decreased by $0.4 million, or ten percent, to $3.9 million in the 2002 Quarter as compared to the 2001 Quarter, principally due to increased interactive product costs. Expenses for other businesses include interactive product costs of $0.6 million in the 2002 Quarter as compared to $0.1 million of such costs in the 2001 Quarter. Consumer products cost of sales were $0.7 million in the 2002 Quarter and $1.2 million in the 2001 Quarter. Branded programming services costs aggregated $0.9 million in the 2002 Quarter, with no corresponding costs in the 2001 Quarter. Overhead costs related to other businesses aggregated $1.4 million in the 2002 Quarter and $1.9 million in the 2001 Quarter.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Revenues.    Revenues from other businesses increased by $4.9 million, or 22 percent, to $27.0 million in the 2002 Period as compared to the 2001 Period. Operating results in the 2002 Period included consumer products revenue of $9.5 million and music soundtrack and royalty revenue of $5.5 million, as compared to consumer products revenue of $9.4 million and music soundtrack and royalty revenue of $7.0 million in the 2001 Period. Interactive media revenues were $8.4 million in the 2002 Period, which included increased royalties from the interactive game 007-Agent Under Fire, as compared to revenues of $4.4 million in the 2001 Period. Branded programming services revenues aggregated $1.3 million in the 2002 Period. There were no such revenues in the 2001 Period. Additionally, revenues from other businesses in the 2002 Period include the receipt of $2.3 million in third party audit recoveries and other miscellaneous income as compared to recoveries of $1.3 million in the 2001 Period.

Operating Results.    Operating income and EBITDA from other businesses increased by $3.8 million, or 39 percent, to $13.3 million in the 2002 Period, principally due to the favorable interactive game revenues as well as lower overhead costs. Expenses for other businesses include interactive product costs of $4.9 million in the 2002 Period as compared to $2.5 million of such costs in the 2001 Period. Consumer products cost of sales were $2.4 million in the 2002 Period and $2.2 million in the 2001 Period. Overhead costs related to other businesses aggregated $4.1 million in the 2002 Period and $6.1 million in the 2001 Period. The decrease in overhead costs principally reflected reduced spending on our website. Other expenses aggregated $2.2 million in the 2002 Period and $1.7 million in the 2001 Period. Such expenses include distribution costs associated with music and branded programming services, as well as foreign currency transaction losses.

Corporate and Other

Quarter Ended September 30, 2002 Compared to Quarter Ended September 30, 2001

General and Administrative Expenses.    General and administrative expenses decreased by $6.5 million, or 24 percent, to $20.8 million in the 2002 Quarter. In the 2002 Quarter, we benefited from significantly lower incentive plan costs, both for our current employees and related to certain of our former senior executives (associated with the change in the price of our common stock).

Depreciation and Non-Film Amortization.    Depreciation and non-film amortization in the 2002 Quarter decreased by $3.3 million, or 40 percent, to $4.9 million, as compared to the 2001 Quarter, due to the elimination of the amortization of our goodwill in 2002 ($3.7 million for the 2001 Quarter) in accordance with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002 (see “New Accounting Pronouncements”), partially offset by increased depreciation expense on fixed asset purchases.

Equity in Net Earnings (Losses) of Affiliates.    Equity in net earnings (losses) of affiliates include our interest in the Rainbow Media Group cable channels acquired on April 2, 2001 and our investment in joint ventures acquired in 2001 and 2002, as well as various interests in international cable channels located in over 90 countries. Earnings in the Rainbow Media Group cable channels are being reported on a one-quarter lag. See “Recent Developments.”

In the 2002 Quarter, EBITDA from unconsolidated companies was $8.0 million, operating earnings were $6.6 million and net earnings were $7.1 million, respectively. In the 2002 Quarter, we benefited from our share of improved operating results of the Rainbow Media Group cable channels, which contributed $9.3 million in EBITDA. In the 2001 Quarter, EBITDA from unconsolidated companies was $8.6 million, operating losses, including amortization of goodwill of $9.6 million, were $1.7 million and net losses were $2.2 million, respectively.

Interest Expense, Net of Amounts Capitalized.    Net interest expense in the 2002 Quarter increased by $3.8 million, or 27 percent, to $18.1 million, as compared to the 2001 Quarter, primarily due to increased bank borrowings associated with the refinancing of our credit arrangements and lower interest capitalized on film production in the period.

Interest and Other Income, Net.    Interest and other income in the 2002 Quarter increased by $0.6 million, or 32 percent, to $2.3 million, as compared to the 2001 Quarter, primarily due to higher invested cash balances in the 2002 Quarter due to the refinancing of our credit arrangements.

Income Tax Provision.    The provision for income taxes in the 2002 Quarter increased by $1.2 million, or 51 percent, to $3.4 million, as compared to the 2001 Quarter, principally due to a benefit realized in the prior year period as a result of a reduction in our effective tax rate associated with foreign remittance taxes.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

General and Administrative Expenses.    In the 2002 Period, general and administrative expenses decreased by $10.6 million, or 15 percent, to $59.7 million, as compared to the 2001 Period. The decrease reflected significantly lower incentive plan costs, both for our current employees and related to certain of our former senior executives (associated with the change in the price of our common stock), partially offset by increased professional fees.

Depreciation and Non-Film Amortization.    Depreciation and non-film amortization in the 2002 Period decreased by $9.8 million, or 41 percent, to $14.4 million, as compared to the 2001 Period, due to the elimination of the amortization of our goodwill in 2002 ($11.1 million for the 2001 Period) in accordance with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002 (see “New Accounting Pronouncements”), partially offset by increased depreciation expense on fixed asset purchases.

Equity in Net Earnings (Losses) of Affiliates.    In the 2002 Period, EBITDA from unconsolidated companies was $18.6 million, operating income was $5.8 million and net income was $6.3 million, respectively. In the 2002 Period, we benefited from the inclusion of our share of the operating results of the Rainbow Media Group cable channels, which contributed $22.8 million in EBITDA. On a net basis, due to the one-quarter lag in reporting of this investment, the 2002 Period results were offset by amortization of goodwill of $9.5 million related to our investment in the cable channels. In the 2001 Period, EBITDA from unconsolidated companies was $8.7 million, operating losses, including amortization of goodwill of $9.8 million, were $1.9 million and net losses were $3.4 million, respectively.

Interest Expense, Net of Amounts Capitalized.    Net interest expense in the 2002 Period increased by $23.5 million, or 63 percent, to $60.7 million, as compared to the 2001 Period, primarily due to the write-off of deferred loan fees of $12.0 million associated with our credit facility, which was amended during the period, as well as additional borrowings associated with the refinancing of our credit arrangements and for our operating activities.

Interest and Other Income, Net.    Interest and other income in the 2002 Period decreased by $4.9 million, or 55 percent, to $4.0 million, as compared to the 2001 Period due to lower interest income earned on our short-term investments. We had higher average invested balances in the 2001 Period than in the 2002 Period, due to cash investments we were holding until April 2, 2001 when we acquired our interest in the Rainbow Media Group cable channels.

Income Tax Provision.    The provision for income taxes in the 2002 Period decreased by $2.2 million, or 21 percent, to $8.5 million, as compared to the 2001 Period, principally due to lower foreign remittance taxes attributable to decreased international distribution revenues.

Liquidity and Capital Resources

General.    Our operations are capital intensive. In recent years we have funded our operations primarily from (i) the sale of equity securities, (ii) bank borrowings and (iii) internally generated funds. During the 2002 Period, the net cash used in operating activities was $166.3 million, which included film and television production and distribution costs of $599.1 million; net cash used in investing activities was $20.2 million; and net cash provided by financing activities was $530.6 million, including net advances under bank borrowings of $407.0 million and net proceeds from the sale of common stock of $166.9 million.

Treasury Stock.    On July 26, 2002, we announced a share repurchase program authorizing the purchase of up to 10,000,000 shares of our common stock. We intend to fund the repurchase program from available cash on hand. As of September 30, 2002, we have repurchased 2,383,000 shares of common stock at an aggregate cost of $26.5 million.

Public Offering.    On March 18, 2002, pursuant to a Form S-3 shelf registration statement filed with the Securities and Exchange Commission, we completed the sale of 10,550,000 shares of common stock at $16.50 per share, less an underwriting discount of $0.825 per share, in an underwritten public offering for aggregate net proceeds of $164.8 million. We intend to use the net proceeds from the stock offering for general corporate purposes, including reduction of the revolving portion of our credit facility, financing of business operations and potential acquisitions.

Bank Borrowings.    On June 11, 2002, we successfully renegotiated our pre-existing credit facility with a syndicate of banks resulting in a $1.75 billion third amended and restated syndicated credit facility consisting of (i) a five-year $600.0 million revolving credit facility, (ii) a five-year $300.0 million term loan and (iii) a six-year $850.0 million term loan. As of October 23, 2002, $579.9 million, including outstanding letters of credit, was available under our credit facility. Additionally, as of October 23, 2002, we have cash on hand of approximately $339.8 million.

Currently, the revolving facility and the $300.0 million five-year term loan bear interest at 2.75 percent over the Adjusted LIBOR rate, as defined therein (4.59 percent at October 23, 2002), and the $850.0 million six-year term loan bears interest at 3.00 percent over the Adjusted LIBOR rate (4.84 percent at October 23, 2002). We have entered into three-year fixed interest rate swap contracts in relation to a portion of our credit facility for a notional value of $575.0 million at an average rate of approximately 5.92 percent, which expire in July 2003. Because these swap agreements carry interest rates that currently exceed our borrowing rates under our credit facilities, we will recognize additional interest costs, which will be charged against future earnings. We have also entered into additional forward interest rate swap contracts for a notional value of $100.0 million at an average rate of approximately 2.34 percent, which expire in January 2003.

As of October 23, 2002, the term loans had an outstanding balance of $1.15 billion. Scheduled amortization of the term loans under our credit facility is as follows: $16.4 million in 2003, $65.6 million in each of 2004, 2005 and 2006, $122.8 million in 2007, and $813.9 million in 2008. The revolving facility matures on June 30, 2007.

Our credit facility contains various covenants, including limitations on indebtedness, dividends and capital expenditures, and maintenance of certain financial ratios. Our credit facility limits the amount of the investment in MGM which may be made by Metro-Goldwyn-Mayer Studios Inc. and Orion Pictures Corporation, both of which are wholly-owned subsidiaries, in the form of loans or advances, or purchases of capital stock of MGM, up to a maximum aggregate amount of $500.0 million (or a maximum aggregate amount of $300.0 million in the event that Metro-Goldwyn-Mayer Studios Inc. elects to release its investment in the cable channels from the loan collateral, as permitted under the credit facility). As of September 30, 2002, there are no outstanding loans or advances to MGM by such subsidiaries, nor have such subsidiaries purchased any capital stock of MGM. Restricted net assets of Metro-Goldwyn-Mayer Studios Inc. and Orion Pictures Corporation at September 30,

2002 are approximately $2.0 billion. Although we are in compliance with all terms of our credit facility, there can be no assurances that we will remain in compliance with such covenants or other conditions under our credit facility in the future. We anticipate substantial continued borrowing under our credit facility.

Cash Used in Operating Activities.    In the 2002 Period, cash used in operating activities was $166.3 million compared to cash used in operating activities of $79.6 million in the 2001 Period. Included in cash used in operating activities were film and television production and distribution costs of $599.1 million in the 2002 Period and $537.5 million in the 2001 Period.

Cash Used in Investing Activities.    In the 2002 Period, cash used in investing activities was $20.2 million compared to cash used in investing activities of $838.8 million in the 2001 Period, which included the purchase of our equity interest in Rainbow Media’s cable channels for $825.0 million.

Cash Provided by Financing Activities.    In the 2002 Period, cash provided by financing activities was $530.6 million, which included net advances under bank borrowings of $407.0 million and net proceeds from the sale of common stock of $166.9 million, less the cost of acquisition of treasury stock of $26.5 million and refinancing fees for our credit facilities of $16.8 million. In the 2001 Period, cash provided by financing activities was $861.5 million, consisting of $641.8 million in net proceeds from the sale of equity securities as well as $219.7 million in net advances under bank borrowings.

Commitments.    Future minimum annual commitments under bank and other debt agreements, non-cancelable operating leases, employment agreements, creative talent agreements and letters of credit as of September 30, 2002 are as follows (in thousands, unaudited):

	2002	2003	2004	2005	2006	There- after	Total
Bank and other debt	$870	$108,065	$66,309	$65,643	$65,643	$936,660	$1,243,190
Operating leases	2,744	14,826	16,394	16,455	17,042	238,931	306,392
Employment agreements	9,122	24,852	9,484	18	2	—	43,478
Creative talent agreements	6,684	10,318	688	—	—	—	17,690
Letters of credit	19,553	90	485	—	—	—	20,128

Total	$38,973	$158,151	$93,360	$82,116	$82,687	$1,175,591	$1,630,878

We do not expect our obligations for property and equipment expenditures, including the purchase of computer systems and equipment and leasehold improvements, to exceed $35.0 million per year.

We are obligated to fund 50 percent of the expenses of MGM Networks Latin America up to a maximum of approximately $25.25 million. We have funded approximately $24.75 million under such obligation as of September 30, 2002.

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

As of October 23, 2002, $475.0 million of our term debt was exposed to interest rate risk.

The following table provides information about our interest rate swaps outstanding at September 30, 2002:

	Amounts scheduled for maturity for the year ending December 31, 2003	Estimated fair value at September 30, 2002
Interest Rate Swaps
Variable to fixed:
Notional value (in thousands)	$575,000	$(19,322)
Average pay rate	5.923%
Spot rate	1.761%
Variable to fixed:
Notional value (in thousands)	$100,000	$(167)
Average pay rate	2.340%
Spot rate	1.810%

We are subject to market risks resulting from fluctuations in foreign currency exchange rates because approximately 25 percent of our revenues are denominated, and we incur certain operating and production costs, in foreign currencies. In certain instances, we enter into foreign currency exchange contracts in order to reduce exposure to changes in foreign currency exchange rates that affect the value of our firm commitments and certain anticipated foreign currency cash flows. We currently intend to continue to enter into such contracts to hedge against future material foreign currency exchange rate risks. The following table provides information about our foreign currency forward contracts outstanding at September 30, 2002:

	Amounts scheduled for maturity for the year ending December 31, 2002	Estimated fair value at September 30, 2002
Foreign Currency Forward Contracts
Contract amount (in thousands) (receive CAD, pay $US)	$12,768	$(194)
Spot rate	1.5860
Forward rate	1.5645
Contract amount (in thousands) (receive GBP, pay $US)	$4,663	$(44)
Spot rate	1.5688
Forward rate	1.5544

Item 4.    Controls and Procedures

Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.    OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

During the period commencing August 16, 2002 through September 27, 2002, Celsus Financial Corp., an entity wholly-owned by one of our directors, exercised options to acquire 177,814 shares of our common stock (as adjusted) at an exercise price of $5.63 per share (as adjusted) for total proceeds of $1,001,000. We relied upon the exemption under Section 4(2) of the Securities Act of 1933, as amended.

Item 5.     Other Information

In accordance with Section 202 of the Sarbanes-Oxley Act of 2002, the Audit Committee of our Board of Directors, on August 21, 2002 and August 30, 2002, pre-approved the engagement of Ernst & Young LLP, our independent auditors, to perform certain permissible non-audit services (such as tax advisory and external auditing services) for MGM and a wholly-owned subsidiary of MGM. We estimate the annual fees for these services to be approximately $500,000.

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.	Document Description

99.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

Date	Relating to
July 26, 2002	Item 5. Other Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 24, 2002

METRO-GOLDWYN-MAYER INC.

By:	/s/ ALEX YEMENIDJIAN
Alex Yemenidjian Chairman of the Board of Directors and Chief Executive Officer

By:	/s/ DANIEL J. TAYLOR
Daniel J. Taylor Senior Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, Alex Yemenidjian, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Metro-Goldwyn-Mayer Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 24, 2002

/s/ ALEX YEMENIDJIAN
Alex Yemenidjian Chief Executive Officer

I, Daniel J. Taylor, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Metro-Goldwyn-Mayer Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 24, 2002

/s/ DANIEL J. TAYLOR
Daniel J. Taylor Chief Financial Officer