Form 10-K
period 2002-12-31
METRO-GOLDWYN-MAYER INC
filed 2003-02-10
CIK 1026816

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File No. 1-13481

METRO-GOLDWYN-MAYER INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4605850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2500 Broadway Street, Santa Monica, CA	90404
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 449-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the Registrant’s best knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this  Form 10-K.  ☒

The aggregate market value of the voting stock (based on the last sale price of such stock as reported by the Dow Jones News Retrieval) held by non-affiliates of the Registrant as of February 6, 2003 was $803,825,342.

The number of shares of the Registrant’s common stock outstanding as of February 6, 2003 was 249,212,736.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Registrant’s proxy statement for the annual meeting to be held on May 14, 2003 (the “Proxy Statement”), to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant’s fiscal year, are incorporated by reference under Part III of this Form 10-K.

PART I

Item 1.    Business

General

Metro-Goldwyn-Mayer Inc. (“MGM”) is a premier global entertainment content company. Through our subsidiaries, including Metro-Goldwyn-Mayer Studios Inc., we are actively engaged in the development and worldwide production and distribution of entertainment product, including theatrical motion pictures, television programming, home video, interactive media, music, and licensed merchandise, and we are one of seven major U.S. film and television studios. See “Note 12 to Consolidated Financial Statements.” Our principal subsidiaries are Metro-Goldwyn-Mayer Studios Inc., United Artists Corporation, United Artists Films Inc. and Orion Pictures Corporation. Our library contains approximately 4,000 theatrically released feature film titles and over 10,200 television episodes and is the largest collection of post-1948 feature films in the world. Films in our library have won over 200 Academy Awards, including Best Picture Awards for Annie Hall, The Apartment, The Best Years of Our Lives, Dances With Wolves, Hamlet, In the Heat of the Night, Marty, Midnight Cowboy, Platoon, Rain Man, Rocky, The Silence of the Lambs, Tom Jones and West Side Story. Our library also includes 22 titles in the James Bond film franchise, five titles in the Rocky film franchise and nine titles in the Pink Panther film franchise.

In addition, through MGM Networks, we own a 20 percent equity interest in three of Rainbow Media’s successful national cable networks—American Movie Classics (AMC), The Independent Film Channel (IFC) and WE: Women’s Entertainment. Internationally, we have ownership interests in television channels reaching more than 90 countries around the globe.

MGM was incorporated in Delaware on July 10, 1996. Our executive offices are located at 2500 Broadway Street, Santa Monica, California 90404. Our telephone number is (310) 449-3000.

We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Our Internet address is http://www.mgm.com.

Background of the Company

Tracinda Corporation, senior management of MGM Studios at the time and Seven Network Limited, a company formed under the laws of Australia, formed MGM to acquire from an indirect wholly-owned subsidiary of Consortium de Realisation all of the outstanding capital stock of MGM Studios and its subsidiaries, including United Artists, in October 1996 for an aggregate consideration of $1.3 billion. Tracinda is wholly owned by Mr. Kerkorian.

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

In September 1998, the Tracinda Group, consisting of Tracinda and a Delaware corporation that is principally owned by Tracinda, purchased 16,208,463 shares of the common stock from Seven Network, representing all of our capital stock held by Seven Network, for a price per share of $24 and an aggregate purchase price of $389.0 million.

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

In May 2000, our shelf registration statement covering the sale of up to $750.0 million of securities was declared effective by the Securities and Exchange Commission. During 2000, we sold 5,363,800 shares of common stock for total consideration of $134.1 million pursuant to the shelf registration statement.

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

In March 2002, pursuant to our shelf registration statement, we sold 10,550,000 additional shares of common stock in a public offering for aggregate net proceeds of $164.8 million.

Recent Developments

Amended Credit Facility.    On June 11, 2002, we entered into a third amended and restated credit facility with a syndicate of banks, which amended a pre-existing credit facility, aggregating $1.75 billion consisting of a five-year $600.0 million revolving credit facility, a five-year $300.0 million term loan and a six-year $850.0 million term loan.

Treasury Stock.    In July 2002, we announced a share repurchase program to purchase up to 10,000,000 shares of our common stock in the open market using available cash on hand. Under this program, as of December 31, 2002, we had repurchased 2,866,800 shares at an aggregate cost of $32.7 million.

Cable Investment and Sale of Equity Interest in Bravo.    In April 2001, we invested $825.0 million in cash for a 20 percent interest in two general partnerships which own and operate the American Movie Channel, the Independent Film Channel, WE: Women’s Entertainment (formerly Romance Classics) and, until recently, Bravo. These partnerships were wholly-owned by Rainbow Media, which is 74 percent owned by Cablevision Systems Corporation and 26 percent owned by NBC. The proceeds of our $825.0 million investment were used as follows: (1) $365.0 million was used to repay bank debt of the partnerships; (2) $295.5 million was used to repay intercompany loans from Cablevision and its affiliates; and (3) $164.5 million was added to the working capital of the partnerships. In December 2002 we sold our interest in Bravo to an affiliate of the National Broadcasting Company, Inc. for $250.0 million in cash.

Sale of Common Stock by Tracinda.    In January 2003, we filed a registration statement pursuant to registration rights held by Tracinda in connection with the underwritten public offering by it of 25,000,000 shares of common stock. Tracinda also granted the underwriters an over-allotment option for 3,750,000 shares which was exercised in February 2003. We did not receive any of the proceeds of this offering. Pursuant to our contractual obligations, we paid for the costs of the offering.

The Motion Picture and Television Industry

Motion Pictures—General.    The motion picture industry consists of two principal activities: production and distribution. Production involves the development, financing and production of feature-length motion pictures. Distribution involves the promotion and exploitation of motion pictures throughout the world in a variety of media, including theatrical exhibition, home entertainment, television and other ancillary markets. The U.S. motion picture industry can be divided into major studios and independent companies, with the major studios dominating the industry in the number of theatrical releases. In addition to us (including MGM Studios, MGM Pictures, UA Films and Orion), the major studios as defined by the Motion Picture Association of America are The Walt Disney Company (including Buena Vista, Touchstone and Miramax Films), Paramount Pictures Corporation, Sony Pictures Entertainment, Inc. (including Columbia Pictures), Twentieth Century Fox Film Corp., Universal Studios, Inc. and Warner Bros. (including Turner, New Line Cinema and Castle Rock Entertainment). The major studios are typically large diversified corporations that have strong relationships with creative talent, exhibitors and others involved in the entertainment industry and have global film production and distribution capabilities.

Historically, the major studios have produced and distributed the majority of high grossing theatrical motion pictures released annually in the United States. Over the past twelve years, the number of feature-length motion pictures released by the major studios has increased from 158 in 1990 (39.9 percent of the total) to 284 in 2002 (44.4 percent of the total). In addition, most of the studios have created or accumulated substantial and valuable motion picture libraries that generate significant revenues. These revenues can provide the major studios with a stable source of earnings that partially offsets the variations in the financial performance of their current motion picture releases and other aspects of their motion picture operations.

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

Motion Picture Production.    The production of a motion picture begins with the screenplay adaptation of a popular novel or other literary work acquired by the producer of the motion picture or the development of an original screenplay based upon a story line or scenario conceived or acquired by the producer. In the development phase, the producer may seek production financing and tentative commitments from a director, the principal cast members and other creative personnel. A proposed production schedule and budget are prepared. At the end of this phase, the decision is made whether or not to “greenlight,” or approve for production, the motion picture.

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

Motion Picture Distribution.    The distribution of a motion picture involves the licensing of the picture for distribution or exploitation in various markets, both domestically and internationally, pursuant to a release pattern. These markets include theatrical exhibition, non-theatrical exhibition (which includes airlines, hotels and armed forces facilities), home video (including rental and sell-through), presentation on television (including pay-per-view, pay, network, syndication and basic cable) and marketing of the other rights in the picture and underlying literary property, which may include publishing, merchandising and soundtracks. The domestic and international markets generally follow the same release pattern, with the starting date of the release in the international market varying from being concurrent with the domestic theatrical release to being as long as nine months afterwards. A motion picture typically is distributed by a major studio or one or more distributors that acquire rights from a studio or other producer in one or more markets or media or a combination of the foregoing.

Both major studios and independent film companies often acquire pictures for distribution through a customary industry arrangement known as a “negative pickup,” under which the studio or independent film company agrees before commencement of or during production to acquire from a production company all rights to a film upon completion of production, and also acquire completed films, as well as all associated obligations.

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

Television production can generally be divided into two distinct markets: network production, consisting of (a) production for the broadcast networks (i.e., ABC, CBS, NBC, Fox, UPN and WB) and made-for-cable networks (i.e., pay and basic cable networks) and (b) first-run syndication production. The economics of the two types of television production are different. In broadcast network and made-for-cable network production, a network generally orders a minimum number of initial episodes (approximately six to 13 episodes if produced for a broadcast network and approximately 13 to 22 episodes if produced for a cable network) of each new series for a license fee equal to a percentage of the program’s cost. The balance of the production cost for such shows (which is customarily lower for made-for-cable productions than for productions made for broadcast networks) can only be recouped through international sales, syndication and second run domestic basic cable sales if a series is successful, and generally remains unrecouped for at least four years. In the first-run syndication production business, a producer seeking to launch a new series, commits to produce a minimum number of episodes if the producer can “clear” the series by selling to individual television stations in sufficient markets throughout the country (generally comprising at least 75 percent of U.S. television households). Once produced, the episodes are immediately available for licensing to international broadcasters as well and can subsequently be licensed to a domestic basic cable network. This approach generally involves a lower production cost risk and earlier return on investment than the network production business; however, first-run syndicated programming generally reduces the potential total return on investment as compared to successful network production. See “—Production—Television Production.”

Television Distribution.    The U.S. television market is served by network affiliated stations, independent stations and cable systems, although the number of independent stations has decreased as many formerly independent stations have become affiliated with new networks in recent years. During “prime time” hours, network affiliates primarily broadcast programming produced for the network. In non-prime time, network affiliates telecast network programming, off-network programming, first-run programming (programming produced for distribution on a syndicated basis) and programming produced by the local stations themselves. Independent television stations and cable networks, during both prime and non-prime time, produce their own programs and telecast off-network programs or first-run programs acquired from independent producers or syndicators. Syndicators generally are companies that sell to independent television stations and network affiliates programming produced or acquired by the syndicator for distribution.

Business Strategy

Our goal is to become a fully-integrated global entertainment content company, thereby maximizing the value of our assets, including our film and television library and our film and television production and distribution units. To achieve this goal, we seek to:

Build and Leverage Our Library.    We plan to build and leverage our film and television library by:

•	Producing new motion pictures and television episodes;

•	Aggressively marketing and repackaging our library’s titles;

•	Developing new distribution channels;

•	Capitalizing on developments in technology;

•	Further penetrating emerging international markets;

•	Licensing others the right to base television programming on our library titles; and

•	Incentivizing our employees to drive growth in sales of our library’s titles.

Create Branded Cable and Satellite Programming Channels.    We believe we can create significant value by utilizing our library and current production to establish MGM branded cable and satellite channels. We have been actively exploring strategic alternatives to gain carriage for our proposed channels.

Maintain Film and Television Production While Improving Our Risk Profile.    We intend to conduct our production business in a financially disciplined manner by:

•	Tightly monitoring development and production expenditures;

•	Seeking co-financing partners for some of our pictures and television product, where appropriate;

•	Entering into production agreements and joint ventures with key producers of motion pictures and television product;

•	Entering into agreements to sell distribution rights for some of our pictures in foreign territories, where appropriate;

•	Increasing our focus on the production of commercially targeted motion pictures; and

•	Using our film library as a proven source for sequels and remakes and the expansion of certain well-tested, familiar film franchises.

We intend to produce or co-produce and distribute seven to ten motion pictures annually through MGM Pictures across a variety of genres. Through UA Films, we also intend to distribute annually an additional ten to 15 specialty motion pictures that will have substantially lower average costs and will be produced mainly by third parties.

We plan to develop, produce and distribute television programs focusing in part on low financial risk formats, such as pre-clearing a television series for distribution prior to committing to development expenditures, as well as joint ventures, co-productions and other partnering arrangements for certain of our series.

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

We plan to increase distribution revenues by:

•	Self-distributing our library as well as all motion pictures produced by MGM Pictures and UA Films in the U.S. and Canada;

•	Expanding the sales and marketing of our home video product in each of the UK, France and Germany by exercising a contractual right to terminate Fox’s provision of such services in those territories;

•	Distributing films that we co-produce with a third party in those territories where we have distribution rights and capabilities, where appropriate;

•	Distributing motion pictures produced by others; and

•	Taking advantage of new distribution platforms.

Capitalize on a Well Recognized Brand Name.    We believe that the MGM name and lion logo are among the most recognized in the world. We intend to capitalize on the value inherent in our name and logo through the distribution of branded programming and the development of consumer products.

We believe that MGM should consider either growing into or becoming part of a larger, vertically integrated organization, through business combinations or other strategic alternatives, in order to maximize the value of MGM’s assets. To that end, MGM has been regularly evaluating business combination opportunities and other strategic alternatives as opportunities arise, and intends to continue to do so. As of the date hereof, no agreements regarding a transaction of such nature have been reached and there can be no assurance that MGM will decide to enter into any such transaction. In addition, business combinations and other strategic alternatives involve numerous risks, including diversion of management’s attention away from our operating activities and the possibility that we would need to incur substantial additional debt. We cannot assure you that we will not encounter unanticipated problems or liabilities with respect to any business combinations that may be completed by MGM, nor can we assure you that the anticipated benefits of any such transactions will be achieved.

Film and Television Library

We currently own or hold certain distribution rights to approximately 4,000 theatrically released motion pictures. Our library also contains the largest collection of feature films produced since 1948. In 1948, certain major studios negotiated consent decrees requiring that the studios separate their exhibition businesses from their production and distribution businesses and mandating the divestiture of certain theater holdings. This is generally believed to have triggered greater competition among the studios and an increased emphasis on the potential for commercial success in the development and production stages, resulting in a greater focus on the content and quality of the motion pictures produced and distributed by the studios. We believe that films produced and developed after 1948 generally are more valuable than pre-1948 films, a number of which are black and white.

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

Our library also includes over 10,200 episodes from television series previously broadcast on prime-time network television, cable or in first-run syndication, including episodes of The Addams Family, American Gladiators, Bat Masterson, Cagney & Lacey, Fame, Green Acres, Highway Patrol, In the Heat of the Night, Mr. Ed, The Patty Duke Show, Pink Panther, Sea Hunt and thirtysomething. The television programs in our library have won, among others, 108 Emmy awards and 17 Golden Globe awards.

Our library includes titles from a wide range of genres, including dramas, comedies, action-adventure movies, westerns and suspense thrillers. We believe that our library’s diversity, quality and extensive size provides us with substantial competitive advantages. We seek to continue to build upon these advantages by producing and acquiring new motion pictures across a variety of genres and budget ranges to update and enhance our library. See “—Production—Motion Picture Production.”

We will continue to implement the strategy of developing new projects from existing library assets. Our library represents a readily-available, “market tested” source of development ideas. For example, in 1999 we had success with the remake of The Thomas Crown Affair and in 1995 we had success with The Birdcage, a remake of La Cage aux Folles. Furthermore, we have successfully expanded the valuable film franchises within our library, most notably the James Bond franchise, with the commercial success of GoldenEye in 1995, Tomorrow Never Dies in 1997, The World Is Not Enough in 1999 and Die Another Day in 2002. Additionally, we have successfully developed television series based on library motion pictures such as: Poltergeist: The Legacy based on Poltergeist; Stargate SG-1 based on Stargate; and All Dogs Go to Heaven, based on the movie of the same name. We also have produced a remake of Twelve Angry Men and Inherit The Wind as made-for-television movies for Showtime Networks and Carrie as a made-for-television movie for NBC.

We, together with Danjaq LLC, are the sole owners of all of the James Bond motion pictures. In addition to the recently released James Bond picture, Die Another Day, 19 James Bond motion pictures in our library were produced and are distributed pursuant to a series of agreements with Danjaq. The James Bond motion pictures are produced by Danjaq, and we have the right to approve all key elements of the pictures, such as the selection of the director and the leading actors. The copyright in each of the motion pictures is owned jointly by MGM and Danjaq. Generally, we have the right to distribute each of the pictures in all media worldwide in perpetuity or for a term of 15 years. Where our distribution rights are not perpetual, the rights revert to joint control by MGM and Danjaq after expiration of the distribution term. The 15-year distribution term for The Living Daylights expired in 2002 and we are in the process of negotiating a renewal of the distribution term with Danjaq. Danjaq controls certain merchandising rights with respect to the pictures, and we are entitled to receive a portion of the revenues from Danjaq’s merchandising licenses. Additionally, we control all the marketing rights and the music from The

Living Daylights (1987) and all subsequent pictures. All other rights relating to the pictures are controlled jointly by MGM and Danjaq. The agreements contain certain restrictions on the sale or licensing by MGM of any of our rights in the pictures.

In 1998, we acquired the rights to Never Say Never Again, produced by Warner Bros. and Taliafilms and, in 1999, we acquired the distribution rights to Casino Royale, produced by Columbia and Famous Artists Productions (a subsidiary of MGM). Accordingly, our library now contains every James Bond motion picture ever made, and we are the only studio to hold such rights.

We seek aggressively to market and distribute titles in our film library in existing pay and free television, home video and other markets worldwide. We believe that the size of our library allows us to minimize the over- exploitation of any title and therefore better preserve the ongoing value of our library by actively managing the rotation of titles through such markets. As of December 31, 2002, approximately 83 percent of the theatrical motion picture titles and approximately 95 percent of the television title episodes in our library have been exploited.

We also seek aggressively to market and distribute our titles through developing technology. See “—Distribution—Home Video Distribution.” We believe that the development and growth of direct broadcast satellite and other new distribution systems may generate significant incremental profits for the industry as the number of channels requiring content grows.

We have differing types of rights to the various titles in our library. In some cases, we own the title outright, with the right to exploit the title in all media and territories for an unlimited time. In other cases, the title may be owned by a third party and we may have obtained the right to distribute the title in certain media and territories for a limited term. Even if we own a title, we may have granted rights to exploit the title in certain media and territories to others. As of December 31, 2002, we owned outright, or had been granted rights in perpetuity to, approximately 65 percent of the titles in our library. Our rights in the other library titles are limited in time and, pursuant to the terms of the existing arrangements, the rights granted to us expire, with respect to approximately three percent of the library over the next two years (i.e. through the end of 2004), with respect to another approximately 24 percent over the seven years thereafter (from 2005 to 2012), and with respect to another approximately eight percent thereafter (from 2012 on). We have generally been able to renew such rights on acceptable terms; however, we cannot assure you that we will continue to be able to do so in the future. In accordance with industry practice, for purposes of calculating the size of the library, we include any title that we have the right to distribute in any territory in any media for any term.

Certain long-term pre-paid licenses were entered into before 1993 by a prior management. As of December 31, 2002, the titles included in these licenses represent a cross-section of the titles in the library, including approximately 33 percent of all pre-1990 MGM and UA titles, which remain under license in one or more of the U.S., France and Spain and approximately 37 percent of the Orion and PolyGram titles which remain under license to television in one or more of France, Spain, Germany and the United Kingdom. See “—Distribution—Television Distribution.” We expect to benefit as certain rights to the library that have been previously licensed to others revert to us over time. See “—Distribution.”

Because we have historically derived approximately 35 to 40 percent of our revenues from non-U.S. sources, our business is subject to risks inherent in international trade, many of which are beyond our control. These risks include: changes in laws and policies affecting trade, investment and taxes, including laws and policies relating to the repatriation of funds and to withholding taxes; differing degrees of protection for intellectual property; financial instability and increased market concentration of buyers in foreign television markets, including in European pay television markets; the instability of foreign economies and governments; fluctuating foreign exchange rates; and war and acts of terrorism. See “—Regulation,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

Production

Motion Picture Production

We currently develop and produce theatrical motion picture projects through two separate production entities, MGM Pictures and UA Films. MGM Pictures concentrates on developing and producing mainstream, major studio budget level films. UA Films concentrates on developing, producing and acquiring specialized films with a net cost of less than $10.0 million. Both production units are supported by centralized marketing, sales, legal, physical production and distribution functions.

MGM Pictures plans to distribute approximately seven to ten motion pictures annually across a variety of genres and budget ranges. MGM Pictures employs a development staff of creative executives who refine concepts and scripts so that projects are developed to the point that production decisions can be made. MGM Pictures has entered into production alliances with a select group of producers, many of them genre-specific. These producers will develop and produce motion pictures exclusively or semi-exclusively for MGM Pictures and will use their relationships and creative abilities to provide another source of product for MGM Pictures. The seven to ten pictures distributed by MGM Pictures are anticipated to be a combination of internally developed pictures, pictures developed and/or produced by the allied producers, pictures which are co-produced or co-financed with other major studios or independent partners and pictures acquired through negative pickups or other distribution arrangements. MGM Pictures’ strategy is to both increase creative diversity and mitigate financial risk in connection with motion picture production. We expect to enhance creative diversity by employing the production alliance strategy discussed above and by entering into selective production agreements with successful established producers.

We also intend to seek to spread the financial risk inherent in motion picture production, as well as increase the breadth of our release slate, by entering into co-production and/or co-financing arrangements. As an example of this strategy, in July 1999, we entered into an agreement with Miramax Films pursuant to which MGM and Miramax would jointly produce, finance and distribute motion pictures. The agreement terminated in July 2002, but we retain a profit participation in the motion picture Cold Mountain.

We have also entered into a co-financing deal for the upcoming dramatic motion picture It Runs In the Family in which we retained domestic distribution rights and a co-financing deal for the upcoming martial arts motion picture Bulletproof Monk in which we retained domestic distribution rights, distribution rights to certain foreign territories, and worldwide ancillary rights.

We have established UA Films as a New York-based artist-friendly haven for quality, independent films, which will release approximately ten to 15 motion pictures each year. These motion pictures will be produced or co-produced by UA Films or acquired through negative pickups or other distribution arrangements and will include some motion pictures in a variety of genres generally involving producers, directors, writers or other talent who typically work outside of the studio system as well as lower budget films from established filmmakers. Our investment in such pictures is expected to be significantly less than our investment for pictures produced through MGM Pictures. We believe that this strategy of releasing specialty motion pictures will add greater diversity to our release slate and enhance the library both through the addition of new film product and the building of relationships with up-and-coming producers and directors, writers and other talent. In March 2000, we entered into an agreement with filmmaker Francis Ford Coppola’s production company, American Zoetrope, for the financing and distribution in the U.S. and Canada of up to ten lower-budget motion pictures to be produced by Zoetrope for UA Films over a three-year period. Under the agreement, we have a “first-look” on such projects developed by Zoetrope. This Agreement was scheduled to expire on March 3, 2003, but has been extended for six months until September 3, 2003.

Compared to other major studios, we believe we have entered into, and intend to pursue, fewer traditional producer or talent “overhead” arrangements in which a studio pays a portion of the overhead of creative talent (i.e., producer, director or actor) for the right to receive a “first look” at that party’s projects. We generally believe that our capital resources are better allocated to acquire literary properties or the services of talent for a specific project. In addition, our current business plan also calls for our annual release slates to be comprised of proportionately fewer large budget “event” motion pictures than the current release slates of the other major studios.

We do not own any studio facilities or stages, but lease facilities and sound stages on an “as needed” basis in connection with the production of specific motion picture and television projects. We have not experienced any difficulties in leasing appropriate facilities and sound stages when needed.

Motion picture production and distribution is highly speculative and inherently risky. There can be no assurance of the economic success of any motion picture since the revenues derived from the production and distribution of a motion picture (which do not necessarily bear a direct correlation to the production or distribution costs incurred) depend primarily upon its acceptance by the public, which cannot be predicted. The commercial success of a motion picture also depends upon the acceptance of competing films released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. Further, the theatrical success of a motion picture is generally a key factor in generating revenues from other distribution channels. There is a substantial risk that some or all of our motion pictures will not be commercially successful, resulting in costs not being recouped or anticipated profits not being realized. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table details our tentative 2003 domestic theatrical release schedule:

Release Schedule

Title	Approximate Release Date	Summary	Principal Actors
A Guy Thing (MGM)	January 17, 2003

When a groom to be wakes up the morning after his bachelor party in bed with a strange woman, he presumes he must have cheated on his fiancée. Guilt leads him to try to cover it up in the week before the wedding, high jinks ensue.

Jason Lee, Julia Stiles, Selma Blair, James Brolin

Dark Blue (UA)	February 2003	A grizzled veteran of the elite and corrupt SIS wing of the LAPD, investigates a brutal multiple murder in the tense LA atmosphere leading up to the Rodney King riots.	Kurt Russell, Scott Speedman, Ving Rhames, Brendan Gleeson, Michael Michele, Kurupt, Master P

Agent Cody Banks (MGM)	March 2003	A teen is drafted by the U.S. government for covert missions requiring youth-sized participation.	Frankie Muniz, Hilary Duff, Angie Harmon

Assassination Tango (UA)	March 2003	A very competent but aging New York hit-man takes on his last case in Argentina, where he revels in the tango cafes of his dreams.	Robert Duvall, Ruben Blades, Frankie Gio, Kathy Baker

Title	Approximate Release Date	Summary	Principal Actors
Bulletproof Monk (MGM)	April 2003

A mysterious immortal Tibetan kung fu master, who has spent the last 60 years traveling around the world protecting an ancient scroll that gives the bearer infinite powers, teams up with a street-wise kid to save the world.

Chow Yun Fat, Seann William Scott, James King

It Runs in the Family (MGM)	April 2003	Comedy about a highly successful, but dysfunctional New York family and their attempts to reconcile.	Kirk Douglas, Michael Douglas, Cameron Douglas, Bernadette Peters

City of Ghosts (UA)	April 2003

A scam artist travels to Cambodia, anxious to collect what he’s owed from his criminal mentor; when he arrives, however, he quickly discovers that he’s in over his head… with potentially deadly consequences.

Matt Dillon, James Caan, Stellan Skarsgard, Natascha McElhone, Gerard Depardieu, Takeshi Kitano

Together (UA)	May 2003

A shy, 13 year-old boy moves from a small provincial town to study violin at a prestigious music school and finds himself torn between art and riches in a glossy, old-fashioned heartwarmer set amid the alleyways and concert halls of modern Beijing.

Tang Yun, Liu Peiqi, Chen Hong, Wang Zhiwen, Chen Kaige

Legally Blonde II: Red, White and Blonde (MGM)	July 2003	When Elle Woods learns that her beloved dog Bruiser’s parents are trapped in cruel animal testing, she heads to Washington, DC to end the heartless practice.	Reese Witherspoon, Luke Wilson, Sally Field, Bob Newhart, Jennifer Coolidge, Regina King, Alanna Ubach

Pieces of April (UA)	July 2003	Estranged black sheep daughter, April, prepares a Thanksgiving dinner for her family at her dilapidated New York tenement.	Katie Holmes, Patricia Clarkson, Oliver Platt, Derek Luke, Sean Hayes

Molly Gunn (MGM)	August 2003	Left penniless when her business manager steals her fortune, a ditzy young socialite is forced to do the unthinkable: get a job.	Brittany Murphy, Dakota Fanning, Marley Shelton, Donald Faison, Heather Locklear

Title	Approximate Release Date	Summary	Principal Actors
Jeepers Creepers 2: Like a Bat Out of Hell (UA)	August 2003	The Creeper is back, hungrier than ever and ready to dine on a bus full of cheerleaders and basketball players on their way home from a big game.	Jonathan Breck

Out of Time (MGM)	October 2003	A police officer gets caught up in a web of intrigue while having an affair.	Denzel Washington, Eva Mendes

Good Boy (MGM)	October 2003	A young boy adopts a dog, only to discover that it’s a talking dog that hails from outerspace.	Liam Aiken, Molly Shannon, Kevin Nealon, Matthew Broderick, Carl Reiner, Brittany Murphy

Wicker Park (MGM)	Fall 2003	A man obsessively searching for a lost love ends up discovering the twisted machinations of an eccentric secret admirer.	Josh Hartnett, Rose Byrne, Diane Krueger

Barbershop 2 (MGM)	November 2003	The sequel to this fall’s runaway hit re-teams the original filmmakers to style another crowd-pleasing comedy.	Ice Cube

Saved (UA)	To Be Announced	A girl attending a Baptist high school finds herself ostracized and fending off attacks by the scheming, self-satisfied prig leader of the school’s most prestigious clique.	Jena Malone, Mandy Moore, Macaulay Culkin, Chris Evans, Patrick Fugit, Heather Matarazzo, Eva Amurri

We may revise the release date of a motion picture as the production schedule changes or in such a manner as we believe is likely to maximize revenues. Additionally, there can be no assurance that any of the motion pictures scheduled for release will be completed, that completion will occur in accordance with the anticipated schedule or budget, or that the motion pictures will necessarily involve all of the creative talent listed above. See the discussion above in “—Motion Picture Production.”

Television Production

We have in the past engaged in the development and production of episodic television series, mini-series and movies for distribution on domestic and international television networks, local independent and network affiliated television stations, pay television networks, basic cable networks and home video. Since the re-establishment of our television series production operations in 1994, we have obtained commitments for approximately 1,411 hours of television programming, of which approximately six percent remained to be aired as of December 31, 2002.

Our strategy has been to focus on the development and production of series for cable television and the first-run syndication market, which involves a lower production investment risk, and movies and mini-series for both network and off-network broadcasters. As part of our strategy, in 1994 we entered into a programming arrangement with Showtime whereby we provided television series and movies for premiere on Showtime. Showtime agreed to license from us exclusive U.S. pay television rights to the following television series: (a) 132 hours (six seasons) of The Outer Limits (winner of the Cable Ace award for Best Dramatic Series in 1995 and 1996), all of which have aired; (b) 66 episodes (three seasons) of Poltergeist: The Legacy, all of which have aired; and (c) 110 episodes (five seasons) of Stargate SG-1, all of which have aired. We have no further commitments from Showtime with respect to these series. Following their initial exhibition cycle on Showtime, we exploit these programs further in other markets. In this respect, we entered into a license agreement with Sci-Fi Channel for the exclusive domestic basic cable exhibition rights of The Outer Limits, Poltergeist: The Legacy and Stargate SG-1. Additionally, 22 new episodes of Poltergeist were produced for USA/Sci Fi, all of which have aired; 22 new episodes of The Outer Limits were produced for USA/Sci Fi, all of which have aired; and 44 new episodes of Stargate SG-1 were produced for USA/Sci Fi, of which 11 episodes have aired as of December 31, 2002, 22 episodes will be aired in 2003 and 11 episodes will be aired in 2004.

The programming agreement with Showtime also includes a commitment by Showtime to license eight made-for-television movies from us, none of which remain to be produced as of December 31, 2002. One of these movies, Dirty Pictures, won the Golden Globe award for “Best Mini-Series or Motion Picture Made for Television” in 2001, giving Showtime its first ever victory in that category. In addition, Showtime has committed to licensing three new one-hour series, the first of which is Jeremiah, a one-hour action series, which is currently in production. Twenty episodes of Jeremiah have aired as of December 31, 2002. Showtime has renewed Jeremiah for its second season, of which 15 episodes will air in 2003. The second series will be Dead Like Me. All 15 episodes of Dead Like Me will be aired in 2003. The remaining series commitment remains to be produced.

In first-run syndication, we have launched a new series for the 2002/2003 broadcast season called She Spies in an arrangement with NBC for station clearances on NBC owned and operated stations. We are currently producing 20 episodes of the series, of which seven episodes remain to be aired as of December 31, 2002.

As the risks involved in the first-run syndication business have increased significantly in recent years with the advent of mass vertical integration, the resulting consolidation in the marketplace, and the recent downturn in the economy and advertising market, we are evaluating production of series for network television and continuing to focus on cable television. Although network television production typically requires greater deficit financing while offering the potential for greater financial return, we intend to pursue joint ventures, co-productions and other partnering arrangements for some of our future series in order to minimize our financial risk.

Our rich film library provides us with a vast resource for developing television production and potential licensing opportunities. Much of our past success has resulted from transforming such library product into successful television franchises, such as In the Heat of the Night, Stargate SG-1 and The Outer Limits. Currently, we are developing the following projects, among others: Legally Blonde, a half hour series adaptation of our recent hit feature film, for ABC; Barbershop, a half-hour series adaptation of our recent hit feature film; Fame, a one-hour series adaptation of our feature film, for ABC; The Thomas Crown Affairs, a one-hour adaptation of our popular feature film, for NBC; and Carrie, a one-hour series for NBC based on our recently aired television movie. In addition, we are currently licensing the animated cartoon rights in the animated series Stargate Infinity. This enables us to share in the creative process while minimizing the financial risks. Stargate Infinity will have a total of 26 episodes produced for Fox Kids on Saturday mornings, of which 13 episodes remain to be aired as of December 31, 2002.

Since our ability to recover production costs and realize profits on our television programs depends on various factors, including but not limited to the programs’ acceptance by the public, fluctuations in prevailing advertising rates and the ability to distribute the programs subsequent to their first-run license, there can be no assurance that we can recover the production costs or realize profits on any television series. Thus, there is a substantial risk that some or all of our television projects will not be commercially successful, resulting in costs not being recouped or anticipated profits not being realized. See “—Distribution” and “—Competition.” There is also financial exposure to us after the programming is licensed to the extent that advertising revenues and/or license fees we receive are not sufficient to cover production costs. Moreover, we may have certain financial obligations to the producer of a series if we cancel production prior to commencement of production for any broadcast season for which the series was licensed.

Distribution

Theatrical Distribution

General.    The initial step in the release of a motion picture is the booking of engagements with theatrical exhibitors. The exhibitors retain a portion of admissions paid at the box office, which generally includes a fixed amount per week, as well as a percentage of the gross receipts that escalates over time. A studio’s or other producer’s (or third party distributor’s) share is generally approximately 50 percent of gross box office receipts, although that percentage has generally decreased in recent years and varies depending upon factors such as market competition and the overall performance of the film.

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

In June 1999, we entered into an agreement with Fox pursuant to which Fox provides distribution services for our films in the international theatrical market. This distribution services arrangement took effect on November 1, 2000. Although Fox is servicing international theatrical distribution activities on our behalf, we have reserved broad powers to direct and control the handling and release of our films. We believe that this arrangement with Fox reduces the amount of fixed overhead related to the distribution of our theatrical product in the international marketplace.

Co-Production and Distribution Agreements.    In addition to producing motion pictures independently, we enter into co-production agreements, split rights deals and similar arrangements under which we retain certain distribution rights with respect to a picture and share the cost of production with a partner that obtains other rights. While such agreements limit our risk relating to a motion picture’s performance as they reduce our production costs, such agreements also limit profitability. We also acquire rights to distribute films through negative pickup arrangements under which we acquire a completed motion picture, or certain rights therein, from a third party. Under co-production agreements, split rights deals or negative pickup arrangements, we may be committed to spend specified amounts for prints and advertising. Additionally, we occasionally enter into “rent-a-system” arrangements under which we provide distribution services to an independent film company for a percentage distribution fee. Under rent-a-system arrangements, the independent film company generally is responsible for all print and advertising costs. These types of arrangements may be entered into before, during or after production of a particular motion picture.

Digital Distribution.    On March 27, 2002, a wholly-owned subsidiary, MGM Digital Development Inc., acquired a one-seventh interest in NDC, LLC, a partnership created with the six other major studios to (a) develop and/or ratify standards for digital motion picture equipment and for digital cinema technology to be used in the delivery of high quality in-theatre digital cinema and (b) update and deploy a limited amount of new digital motion picture equipment in theatres. We have contributed $1.0 million for our equity interest in the joint venture. The agreement has an initial term expiring on March 27, 2004.

Theatrical Marketing.    Our theatrical marketing department consists of five functional groups: research, media planning, advertising, promotion and publicity. The objective of the marketing department is to maximize each motion picture’s commercial potential by designing and implementing a marketing campaign tailored to appeal to the picture’s most receptive audience. The marketing process begins with research before a motion picture is completed. The research department determines, through audience screenings and focus groups, a motion picture’s appeal to its most likely target audience. The marketing group begins to develop marketing materials well in advance of a motion picture’s scheduled theatrical release. The marketing campaign generally begins six months before release with the circulation of teaser trailers, posters and exhibitor advertising materials. The campaign becomes more aggressive two to three months before release as full-length trailers are released in theaters and additional materials are sent to exhibitors. Finally, a national media campaign is launched four to five weeks before opening day. This media campaign generally involves advertising a picture’s release on national television, including network prime time and syndication markets, national cable and radio and in magazines, newspapers and specific target markets. In addition, public appearances, such as television talk shows, are arranged for a picture’s stars in order to promote the film. The entire process is managed by our in-house staff, although outside agencies are frequently retained to provide certain creative services.

Home Video Distribution

Our marketing and distribution strategy in the home video market domestically and internationally is to (a) market our motion picture and television titles in cohesive consumer and retailer promotions, (b) create branded product lines, (c) adapt to a maturing VHS market and a growing DVD market and (d) release new motion pictures into the home entertainment market at the time of the year that we believe will achieve the best results.

In addition to organizing our VHS and DVD product into branded collections, we have launched an integrated sales and marketing branding initiative designed to create awareness for MGM catalog product and to drive store traffic to dedicated displays in key customer outlets. Under the “MGM Means Great Movies” umbrella message, the general advertising, retailer-specific advertising and all in-store signage for the MGM dedicated sections are combined to create awareness and demand for MGM catalog titles and to help consumers find them in stores.

Additionally, in connection with new films which we release into the market, we often release related library films, or groups of library films, in order to increase sales of both the library films and new releases. An example is the release of the James Bond library titles in connection with the November 2002 theatrical release of Die Another Day. We intend to continue this strategy of packaging groups of films or film franchises and releasing them in connection with the releases of our most highly visible new films. Furthermore, we have released over 600 MGM DVD titles, and now have a critical mass of properties in the marketplace from which we are able to create effective promotions that target the growing DVD consumer base.

MGM Home Entertainment manages the marketing and distribution of our current feature motion pictures and library product in the home video and other home entertainment markets.

In June 1999, we entered into an agreement with Fox pursuant to which Fox provides distribution services for our films in the international home video market. This distribution arrangement became effective on February 1, 2000. Although Fox is servicing international home video distribution activities on our behalf, we have reserved broad powers to direct and control the handling of our home video product. In 2003, we plan to expand our sales and marketing operations in Western Europe, adding France and Germany to operations already in place in the UK. We also plan to add to our North American sales, marketing and distribution operations with the addition of Canada to our existing U.S. distribution.

From 2001 to 2002, we increased our annual worldwide home video gross revenue from feature films from $584.5 million to $759.1 million. We believe that this increase is in part a result of effective and efficient sales, marketing and distribution of new release and library product and the growth of the DVD market.

In 2002, we continued to focus on developing strong retail relationships and programs that have increased our in-store presence. This presence has, in turn, increased our exposure to the end-consumer at retail and has had a positive impact on sales. Furthermore, our retailers have recognized our successful sales and distribution effort. In 2002, we were awarded the Vendor of the Year from Hastings, we were recognized as Studio of the Year by Ingram and we won a key vendor service award from Wal-Mart for performance.

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

We intend to continue capitalizing on growing distribution formats such as DVD. The DVD console installed base in the United States grew from over one million households at the beginning of 1999 to a base of approximately 40.0 million households by the end of 2002. We believe that this rapid growth, combined with the strong desire among new DVD owners to create new film collections, will continue to be a source of incremental revenue for us.

Our DVD sales have increased from $388.1 million in 2001 to $579.5 million in 2002, an increase of approximately 49 percent. The increase in DVD sales was partially offset by a drop in videocassette format sales, resulting in an approximate 30 percent increase in worldwide home video sales. We intend to continue expansion and exploitation of our DVD library product into 2003.

We also intend to capitalize on emerging distribution technologies such as video-on-demand, a technology that gives consumers the ability to order and control the playback of a feature film or other property. As an example, in 2001, we entered into a video-on-demand joint venture, now named Movielink, with four other major studios to distribute our properties. In 2002, Movielink launched a video-on-demand service to deliver properties over the Internet.

The development and/or emergence of such distribution technologies, platforms and formats, however, is dependent on the development and rollout of technology, as well as other external factors, and may create new risks to our ability to protect our intellectual property. See “—Competition.”

Television Distribution

General.    We generally license our current theatrical motion pictures for pay television through output agreements pursuant to which films not yet produced are pre-licensed for a specified fee paid on delivery. We believe that output agreements with international distributors with recognized expertise are beneficial.

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

Domestic Pay Television.    We have a theatrical motion picture output agreement with Showtime requiring our future theatrical motion pictures to air on Showtime’s pay television network. We have extended the output term of the agreement with Showtime to cover pictures theatrically released in the U.S. commencing January 1, 2000 and continuing until the earlier of December 31, 2008 or the delivery of 270 pictures under the agreement. The license fees for each picture are generally determined according to a formula based on U.S. theatrical rentals of such picture.

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

In February 2002, we transitioned our barter sales operations to MGM-NBC Media Sales, LLC, a new media sales company formed by MGM Domestic Television Distribution Inc. and NBC Enterprises, Inc. to distribute off-network feature film and television series and first-run syndication programming from each company in the television barter sales markets. The joint venture recognizes income from distribution fees earned on each company’s barter sales and incurs overhead costs to operate the joint venture, which are shared between the companies. Each company is entitled to its share of the net profits or losses of MGM-NBC Media Sales, LLC based on a contractual formula as specified in the agreement.

In connection with the acquisition of MGM/UA by Pathe in November 1990, MGM-Pathe licensed the domestic free television rights to a substantial portion of its library (the UA library and the post-1986 MGM/UA titles in theatrical release at the time, constituting approximately 850 titles) and selected television programs to Turner for a period of ten years beginning from the availability of each such product in that market. The license excludes motion pictures released theatrically beginning in 1987. With respect to most of the motion pictures and television programming covered by the Turner license, the domestic free television rights revert to us between 2002 and 2005. We expect to receive relatively little revenue from the licensing of the product covered by the agreement with Turner in the domestic free television market until such product reverts to us. We believe that, due to the significant increases in licensing fees for domestic television since 1990, the expiration of the Turner license and our subsequent ability to freely license the library in this market, together with our ability to utilize these titles on MGM branded cable and satellite channels, will generate incremental revenue for us. See “—Film and Television Library.”

In June 2001, we entered into an agreement with the United Paramount Network (UPN) to supply one film per week to the network, which film is broadcast in its Saturday daytime slot. We sell the network advertising within the films in a revenue sharing arrangement with UPN. In April 2002, UPN exercised its first option to renew the agreement for an additional year (through September 5, 2003).

In April 2002, MGM Worldwide Television Distribution entered into an agreement with the Viacom owned television networks, The New TNN: The National Network, CBS and UPN for them to license from us the exclusive U.S. television rights to 15 classic titles from the James Bond franchise. The agreement represents the first time that the three Viacom networks, The New TNN, CBS and UPN, have acquired programming in one cross-platform agreement.

Domestic Cable Television Investment.    On April 2, 2001, we entered into an agreement with Cablevision Systems Corporation, Rainbow Media Holdings, Inc. and four of Rainbow’s subsidiaries. Pursuant to the terms of the agreement, we made an investment aggregating $825.0 million in two general partnerships owned by Rainbow. As a result, we acquired a 20 percent interest in each of these partnerships effective in April 2001. The partnerships own and operate the cable television channels American Movie Classics, the Independent Film Channel and WE: Women’s Entertainment (formerly known as Romance Classics) and, until recently, Bravo. In December 2002, we sold our 20 percent interest in Bravo to a subsidiary of the National Broadcasting Company, Inc. for $250.0 million in cash. See “—Recent Developments.” In addition, we have entered into licensing agreements with Rainbow Media, licensing theatrical and television motion pictures to them.

Network Television.    In 2002, we launched She Spies into syndication with NBC. The show ran on the NBC network during the summer and in syndication in the fall. It is currently cleared in over 98 percent of the U.S.

International Pay and Free Television.    We currently distribute our motion pictures and television product through pay television licenses in over 90 territories. We have output agreements with licensees in major territories, including Germany, France, the United Kingdom, Italy, Japan, Latin America and Brazil. Financial instability and increased concentration of buyers in foreign television markets, including in European pay television markets, may adversely affect our ability to renew output agreements on favorable terms. In 2002, we received $65.0 million in revenue from international pay television distribution, accounting for four percent of our total revenue for the year. In October 2002, we entered into a new output agreement with Premiere, the leading pay-television provider in Germany and Austria. The new agreement replaces our prior agreement with KirchGruppe, which filed for bankruptcy protection in Germany. The new agreement contains lower license fees but also provides for the launch of an MGM-branded channel in Germany. See “—Branded Cable and Satellite Channels.”

We currently distribute our motion pictures and television product through free television licenses in over 100 territories. In 2002, we received $175.2 million in revenues under these agreements, accounting for 11 percent of our total revenues for the year. These license arrangements typically provide licensees with the right to exhibit the licensed motion pictures on television for a specific number of airings over a period of three to seven years.

However, subsequent to the acquisition of MGM/UA by Pathe in November 1990, MGM-Pathe entered into long-term licenses of pay and free television rights for theatrical and television movies and, in some cases, television series, in its library with United Communications (France) and F.O.R.T.A. (Spain). A similar agreement had been entered into in 1984 with Degeto Film (Germany). Substantially all of the license fees under these long-term licenses have already been paid to us, and therefore, we do not expect to receive significant revenue from these licenses in future periods. With respect to most of the motion pictures licensed to United Communications, the rights granted currently revert to us through 2003. The James Bond features were excluded from such license. With respect to most of the motion pictures licensed to F.O.R.T.A., the vast majority of free television rights have reverted to us. The distribution rights to the motion pictures and television series licensed under the original Degeto agreement were scheduled to return to us incrementally through 2010. However, effective January 2000, we amended the Degeto agreement to reclaim non-exclusive pay television rights in Germany to the approximately 425 titles subject to the license. In exchange, we agreed to extend Degeto’s now non-exclusive license periods on a majority of the licensed titles by approximately 18 months beyond the original end dates for those titles. This agreement with Degeto now provides us with an opportunity to generate incremental revenue in Germany’s pay television market. See “—Film and Television Library.”

Additionally, Orion entered into certain long-term licenses covering a significant number of its library motion pictures in the international free and pay television markets. Orion had already received substantially all of the license fees under these licenses, prior to our acquisition of Orion, and therefore, we do not expect significant revenue from these licenses in future periods. Orion also licensed titles to Capitol Film and

TV International (Germany), Compagnie Luxembourgeoise de Telediffusion (France), Film Finance Group, Inc., Principal Network Limited (Italy), Mitsubishi Corporation (Japan) and Televisio de Catalunya, S.A. (Spain). The distribution rights granted to Capitol Film and TV International originally reverted to Orion in 2025. In 2001, we negotiated the early return of 52 titles under license to Capitol Film & TV International for German-speaking Europe, which gives us the opportunity to receive additional incremental license fees for the titles. The majority of distribution rights granted to Compagnie Luxembourgeoise de Telediffusion revert to Orion between 2009 and 2013. The distribution rights granted to Film Finance Group, Inc. and Principal Network Limited revert to Orion through 2013. The distribution rights granted to Televisio de Catalunya, S.A. currently are reverting to Orion, with such reversion being complete in 2010. We believe that, due to the importance of France, Spain, Japan and Italy and the significant increases in licensing fees for television in these markets since 1990, the expiration of these licenses and our subsequent ability to freely license our library in these markets could create substantial incremental revenue.

The MGM/UA and Orion licenses discussed above (in “—Domestic Free Television” and “—International Pay and Free Television”) cover a cross-section of the motion pictures in our library. Although we exploit the remaining titles in the library in these markets, they do not generate significant revenues.

In March 2001, we entered into an innovative, multi-year alliance with NBC Enterprises & Syndication which was extended in January 2003, under which we will provide distribution services for certain NBC Studios programming across all territories outside of North America. We handle the sales and distribution of all of NBC Studios’ current and future series and movies for television, including the prime-time series Crossing Jordan and Will & Grace and the new series Boomtown, American Dreams, Hidden Hills and Mr. Sterling. Also included in the pact are a library component, made-for-television movies, mini-series, soap operas and specials.

In May 2002, we entered into an arrangement to acquire the foreign television rights to the Showtime series entitled Earthlings. Showtime will air the two-hour pilot and 13 one-hour episodes in 2003.

We have entered into a rights and distribution agreement with DIC Entertainment, L.P. for 26 episodes of the animated series Stargate Infinity. Stargate Infinity will air on Fox Network Saturday mornings. Thirteen of the 26 episodes have aired as of December 31, 2002. The remaining 13 episodes will air in 2003.

Branded Cable and Satellite Channels.    We believe that pursuing our strategy of providing strategically pooled, branded MGM programming through the licensing of television channels to cable networks and television broadcasters, as well as through the development of new channels of distribution that deliver our programming, will provide opportunities in the international marketplace as foreign countries continue to develop cable and satellite television infrastructures. We cannot assure you that we will have the financing that may be necessary for such acquisitions or investments, that we will consummate such transactions or that we will be able to realize any anticipated benefits from any such transactions.

We own equity interests in channels reaching the following markets:

Latin America:    In May 1998, MGM and an indirect subsidiary of United International Holdings combined our respective Latin American cable programming businesses into a joint venture to form MGM Networks Latin America. Under the terms of the joint venture, we acquired a 50 percent equity interest in the venture by contributing our branded Brazilian channel, which began operations in December 1997. In turn, UIH contributed its 100 percent interest in United Family Communications, which produced and distributed Casa Club TV to satellite and cable television distributors throughout Latin America, Brazil, Portugal and certain Portuguese speaking markets in Africa for a 50 percent interest in the joint venture. We have a license agreement with MGM Networks Latin America, licensing certain motion pictures and trademarks to the venture. MGM Latin America and MGM Brazil are primarily movie-driven channels programmed by the joint venture primarily with our theatrical and television product. Casa Club TV is a lifestyle channel offering home and garden, food and other lifestyle programming.

Israel:    In August 1999, we entered into an agreement with Tel-Ad (Israel) to establish a movie channel showcasing the MGM film library in the region. MGM Movie Channel launched on July 1, 2001 into digital cable and direct to home satellite. We hold a 35 percent equity interest in the channel. We have entered into a licensing agreement with the channel and receive a branding fee for the channel’s use of the MGM brand.

India:    In August 2000, we entered into an agreement with Zee TV (India) to launch a Zee/MGM branded library movie service in India (and its surrounding territories; Pakistan, Bangladesh, Nepal, Sri Lanka and Maldives). Our agreement provides us with a 30 percent equity interest in the venture, which was launched on November 1, 2000. Zee/MGM is broadcast as a pay cable channel in India. Our agreement entitles us to receive license fees for the MGM programming and a branding fee for the channel’s use of the MGM brand.

New Zealand:    In 2001, we entered into a deal with Sky New Zealand whereby Sky agreed to carry a movie channel showcasing our film library in New Zealand. The channel launched in June 2001 and is broadcast on Sky’s direct to home satellite service. We own 100 percent of the channel.

South Korea:    In February 2002, we entered into an agreement with Spectrum DVD Co. Ltd. to launch a 24-hour MGM branded movie channel in South Korea. The channel launched in March 2002 and is carried on the Skylife direct-to-home satellite service across South Korea. We own 33 percent of the channel, the maximum permitted under Korean law.

Pan Regional:    In 2001, we launched what is now our Pan-Regional MGM service. Since our launch, we have entered into numerous affiliations with cable and direct-to-home satellite operators to distribute the channel across a wide array of markets, including Africa, the former Soviet Union, Greece, Turkey and Cyprus, Malta and the Middle East. We own 100 percent of our Pan-Regional channel.

In October 2002, we announced that we had entered into an agreement with Premiere to launch an MGM-branded channel in Germany and Austria. We plan for a launch of the channel during the second quarter of 2003.

During 2002, the number of countries in which we have established a channel presence increased four-fold. We now have equity interests in foreign channels that reach more than 90 countries in the world.

In addition to licensing packages of films and licensing MGM branded television channels, we hold equity positions ranging from approximately five percent to 25 percent in joint ventures such as LAPTV, Telecine, Star Channel and The Movie Network Channels, which are emerging international premium pay television networks broadcasting in different territories around the world. We have entered into license agreements with respect to each of LAPTV, Telecine, Star Channel and The Movie Network Channels, licensing theatrical and television motion pictures to each of the ventures.

Trademarks and Consumer Products

We own a portfolio of over 2,200 trademark registrations around the world for such venerable trademarks as METRO-GOLDWYN-MAYER, MGM, the MGM Lion Logo, UNITED ARTISTS, UA, ORION, CANNON, and variations thereof. We also own or control trademarks and characters associated with motion pictures and television series we produced and/or distributed, such as THE PINK PANTHER and ROCKY. In 2002, we realized over $39.2 million in revenue from the licensing of these trademarks and characters, including interactive media products.

The MGM name and the MGM Lion Logo are among the most recognized trademarks in the world, and have for over 75 years designated the source of the highest quality entertainment-related goods and services. We believe these trademarks represent assets of which the value has been substantially unrealized in the past. We plan to pursue a focused branded strategy that will capitalize on our name and logo, and to seek licensing opportunities for such name and logo, as well as our other trademarks, in a wide range of product categories and distribution channels.

In February 1980, our predecessor-in-interest granted to a predecessor-in-interest of MGM MIRAGE an exclusive open-ended royalty-free license to use the trademark MGM, as well as certain stylized lion depictions, in its resort hotel and/or gaming businesses and other businesses not related to filmed entertainment. This license was amended in 1998. In June 2000, the license was further amended to allow MGM MIRAGE to use the trademark MGM in combination with the trademark MIRAGE to the same extent that it was permitted theretofore with regard to the MGM Grand trademarks. In consideration of this further grant of rights, MGM MIRAGE has agreed to pay an annual license fee of $1.0 million. MGM MIRAGE paid us $1.0 million (in advance) in June 2000, $1.0 million in July 2001 and $1.0 million in July 2002. Subsequent annual payments are due on each anniversary date thereafter.

In December 2000, pursuant to a Merchandise License Agreement, we granted a subsidiary of MGM MIRAGE the right to use certain of our trademarks and logos in connection with the retail sale of merchandise at MGM MIRAGE’s properties. We are to receive royalties based on retail sales of the licensed merchandise. The agreement has a term of five years, subject to the MGM MIRAGE’s right to extend the term for one additional five-year period and its option to terminate the agreement at any time upon 60 days’ notice.

In July 2001, we entered into an agreement with MGM Grand Hotel LLC for the licensing of the MGM Lion Logo on slot machines for one year, with two one-year options to renew. This agreement terminated on December 31, 2002.

Competition

Motion picture production and distribution are highly competitive businesses. We face competition from companies within the entertainment business, as well as alternative forms of leisure entertainment. We compete with the other major studios, numerous independent motion picture and television production companies, television networks and pay television systems for the acquisition of literary properties, the services of performing artists, directors, producers and other creative and technical personnel and production financing. Numerous organizations with which we compete in the motion picture industry have significantly greater financial and other resources than MGM, while the independent production companies may have less overhead than MGM. Most of the other major studios are part of large, diversified corporate groups with a variety of other operations, including television networks and cable channels, which can provide both means of distributing their products and stable sources of earnings that offset the fluctuations in the financial performance of their motion picture and television operations. See “—Distribution—Television Distribution.”

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

The entertainment industry in general, and the motion picture and television industry in particular, are continuing to undergo significant changes, primarily due to technological developments. For example, as motion pictures begin to be distributed using emerging technologies such as the Internet and online services, the ability to protect intellectual property rights in motion pictures will be threatened by advances in technology that enable digital piracy. This is because digital formats currently do not contain mechanisms for tracking the source or ownership of digital content. As a result, users may be able to download and distribute unauthorized or “pirated” copies of copyrighted motion pictures over the Internet. In addition, there could be increased proliferation of devices capable of making unauthorized copies of motion pictures. As long as pirated content is available to download digitally, many consumers may choose to digitally download such pirated motion pictures rather than paying for legitimate motion pictures. Digital piracy of our films may adversely impact the gross receipts received from the exploitation of such films. Due to this rapid growth of technology and with it, piracy, as well as shifting consumer tastes and the popularity and availability of other forms of entertainment, it is impossible to predict the overall effect these factors will have on the potential revenue and profitability of feature-length motion pictures and television programming.

Employees and Labor Matters

As of December 31, 2002, we had approximately 1,150 full-time and part-time regular employees in our worldwide operations. Of that total, approximately 100 were primarily engaged in production and development, approximately 450 were primarily engaged in sales, marketing and distribution and approximately 600 were primarily engaged in management and administration. Approximately 200 of our employees are currently covered by employment contracts. We also hire additional employees on a picture-by-picture basis in connection with the production of our motion pictures and television programming. The salaries of these additional employees, as well as portions of the salaries of certain full-time employees who provide direct production services, are typically allocated to the capitalized cost of the related motion pictures or television programming. We believe that our employee and labor relations are good.

Approximately 20 of our current employees (and many of the employees or independent contractors that we hire on a project-by-project basis) are represented under industry-wide collective bargaining agreements with various unions, including the Writers Guild of America, the Directors Guild of America, the Screen Actors Guild and the International Alliance of Theatrical Stage Employees. The motion picture and television programs produced by MGM Studios and the other major U.S. studios generally employ actors, writers, directors and technicians who are, respectively, members of the Screen Actors Guild, Writers Guild of America, Directors Guild of America and the International Alliance of Theatrical Stage Employees pursuant to industry-wide collective bargaining agreements. The collective bargaining agreement with Writers Guild of America was successfully renegotiated and became effective beginning May 2, 2001 for a term of three years. Negotiations regarding the collective bargaining agreement with Screen Actors Guild were successfully completed on July 3, 2001, and the agreement was ratified effective as of July 1, 2001 for a term of three years. The Directors Guild of America collective bargaining agreement was successfully renegotiated and has been ratified with a term of three years from July 1, 2002. Negotiations with the International Alliance of Theatrical Stage Employees were successfully completed on November 16, 2002 and ratification of a successor collective bargaining agreement with an effective date of August 1, 2003 and a term of three years is expected. Many productions also employ members of a number of other unions, including, without limitation, International Brotherhood of Electrical Workers and the International Brotherhood of Teamsters. A strike by one or more of the unions that provide personnel essential to the production of motion pictures or television programs could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time involved, could cause delay or interruption in our release of new motion pictures and television programs and thereby could adversely affect our cash flow and revenues. Our revenues from motion pictures and television programs in our library should not be affected and may partially offset the effects of a strike to the extent, if any, that television exhibitors buy more library product to compensate for interruption in their first-run programming.

Regulation

In 1994, the U.S. was unable to reach agreement with its major international trading partners to include audiovisual works, such as television programs and motion pictures, under the terms of the World Trade Organization. The failure to include audiovisual works under GATT allows many countries (including members of the European Union, which currently consists of Austria, Belgium, Denmark, Germany, Greece, Finland, France, Ireland, Italy, Luxembourg, The Netherlands, Portugal, Spain, Sweden and the United Kingdom) to continue enforcing quotas that restrict the amount of U.S. produced television programming which may be aired on television in such countries. The European Union Council of Ministers has adopted a directive requiring all member states of the European Union to enact laws specifying that broadcasters must reserve, where practicable, a majority of their transmission time (exclusive of news, sports, game shows and advertising) for European works. The directive must be implemented by appropriate legislation in each member country. Under the directive, member states remain free to require broadcasters under their jurisdiction to comply with stricter rules. For example, France requires that original French programming constitute a required portion of all programming aired on French television. These quotas apply only to television programming. Several countries (including France, Italy and Korea) also have quotas on the theatrical exhibition of motion pictures. We cannot assure you that additional or more restrictive theatrical or television quotas will not be enacted or that countries with existing quotas will not more strictly enforce such quotas. Additional or more restrictive quotas or more stringent enforcement of existing quotas could materially and adversely affect our business by limiting our ability to exploit fully our motion pictures internationally.

Distribution rights to motion pictures are granted legal protection under the copyright laws of the U.S. and most foreign countries, which laws provide substantial civil and criminal sanctions for unauthorized duplication and exhibition of motion pictures. We seek to take appropriate and reasonable measures to secure, protect and maintain or obtain agreements to secure, protect and maintain copyright protection for all of our motion pictures or television programming under the laws of applicable jurisdictions. Motion picture piracy is an international as well as a domestic problem. Motion picture piracy is extensive in many parts of the world, including South America, Asia (including Korea, China and Taiwan), the countries of the former Soviet Union and other former Eastern bloc countries. In addition to the MPAA, the Motion Picture Association, the American Film Marketing Association and the American Film Export Association monitor the progress and efforts made by various countries to limit or prevent piracy. In the past, these various trade associations have enacted voluntary embargoes of motion picture exports to certain countries in order to pressure the governments of those countries to become more aggressive in preventing motion picture piracy. In addition, the U.S. government has publicly considered trade sanctions against specific countries which do not take steps to prevent copyright infringement of U.S. produced motion pictures. There can be no assurance that voluntary industry embargoes or U.S. government trade sanctions will be enacted. If enacted, such actions could impact the amount of revenue that we realize from the international exploitation of our motion pictures depending upon the countries subject to such action and the duration and effectiveness of such action. If not enacted or if other measures are not taken, the motion picture industry (including MGM) may continue to lose an indeterminate amount of revenues as a result of motion picture piracy.

The Code and Ratings Administration of the MPAA assigns ratings indicating age-group recommendations for theatrical distribution of motion pictures. We have followed and will continue to follow the practice of submitting our pictures for such ratings. As a substantial number of our films are rated “R,” under rules which are the theatrical exhibitors’ responsibility to enforce, children under 17 may attend the applicable motion picture only if accompanied by an adult.

United States television stations and networks as well as foreign governments impose content restrictions on motion pictures that may restrict in whole or in part exhibition on television or in a particular territory. There can be no assurance that such restrictions will not limit or alter our ability to exhibit certain motion pictures in such media or markets.

On December 8, 2000, the Federal Court of Canada in Ottawa, Ontario, issued an Order directed to eighteen distributors (purporting to include one of our subsidiaries) and twenty-three exhibitors, requesting them to produce certain information relating to theatrical distribution and exhibition. The Court issued the Order upon application of the Commissioner of Competition in connection with the Commissioner’s civil investigation into allegations that certain exhibitors and distributors have entered into arrangements, or have conducted the distribution and exhibition of motion pictures in an anticompetitive manner. We complied with the Order. By letter dated December 13, 2002, the Competition Bureau informed us of the Commissioner’s intention to discontinue the inquiry without further action. See “Item 3. Legal Proceedings.”

By letter dated November 15, 2001, we received a request from the Department of Justice for a voluntary production of information and documents relating to our Movielink video-on-demand joint venture with four other major studios. We are complying with that request.

Item 2.    Properties

We lease approximately 368,000 square feet, as well as related parking and storage facilities, for our corporate headquarters in Santa Monica, California under several leases which generally expire in May 2003. We also lease approximately 27,000 square feet in New York City for our East Coast publicity, marketing and theatrical and television distribution offices under a lease that expires in June 2004. Additionally, we lease approximately 41,000 square feet in Los Angeles, California, formerly used by Orion, under a lease that expires in January 2004. The current monthly rent for the above properties is approximately $1.5 million in the aggregate (in addition to taxes, insurance and certain expenses paid by us). In November 2000, we entered into an agreement to lease up to approximately 340,000 square feet for a 15-year period beginning in June 2003 in a building under construction in Century City and to be known as MGM Tower. Subsequent to entering in to such lease, we entered into an agreement in December 2002 to lease approximately 90,000 square feet for five years in our current Santa Monica office complex beginning in or about June 2003. Beginning June 1, 2003, the aggregate monthly rent for our New York City office, the Los Angeles space formerly used by Orion and our two new Los Angeles offices will be approximately $1.9 million (in addition to taxes, insurance and certain expenses paid by us). We subleased to third parties the above-described office space formerly used by Orion. In addition, we maintain small home entertainment and domestic theatrical and television distribution branches in various locations in the United States. We have small international television and home entertainment distribution offices in cities including London, Sydney, Frankfurt, Paris and Toronto. The current yearly rent for international properties is approximately $1.3 million in the aggregate. Our current monthly rent for the warehouse and storage facilities that house, among other things, our film and video inventory, records, furniture and artwork, is approximately $324,000. We also lease studio facilities and stages from unaffiliated parties on an as-needed basis in connection with the production of specific motion picture and television projects.

Item 3.    Legal Proceedings

On January 26, 2000, American International Specialty Lines Insurance Company, or AISLIC, one of our insurers, filed an action entitled American International Specialty Lines Insurance Company v. Metro-Goldwyn-Mayer Inc., Danjaq, LLC et al. in Los Angeles Superior Court (Case No. BC 223707) seeking to rescind our primary errors and omissions policy for a recent three-year coverage period. AISLIC alternatively sought a declaration that no coverage exists under the policy for certain claims tendered to AISLIC pursuant to the policy. AISLIC alleged that information pertinent to certain claims tendered by us to AISLIC was omitted from our application for insurance. On April 10, 2000, MGM filed a cross-complaint against AISLIC, and its parent corporation, American International Group, Inc., for breach of the duty of good faith and fair dealing and breach of contract. AISLIC subsequently cross-complained for breach of contract and fraud. Danjaq also filed a cross-complaint against AISLIC and AIG. The parties reached a settlement of the litigation, the terms of which are subject to a confidentiality agreement, and the case was dismissed on November 13, 2002.

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

On December 8, 2000, the Federal Court of Canada in Ottawa, Ontario, issued an Order directed to eighteen distributors (purporting to include one of our subsidiaries) and twenty-three exhibitors, requesting them to produce certain information relating to theatrical distribution and exhibition. The Court issued the Order upon application of the Commissioner of Competition in connection with the Commissioner’s civil investigation into allegations that certain exhibitors and distributors have entered into arrangements, or have conducted the distribution and exhibition of motion pictures, in an anticompetitive manner. We complied with the Order.By letter dated December 13, 2002, the Competition Bureau informed us of the Commissioner’s intention to discontinue the inquiry without further action. See “Item 1. Regulation.”

On July 3, 2001, MGM and eight of its subsidiaries were served with a complaint in Brian Rector, Citizens for Truth in Movie Advertising (“CTMA”), et al. v. Metro-Goldwyn-Mayer Inc., et al. (L.A.S.C. Case No. BC253405), which is a class action lawsuit alleging deceptive and unfair business practices, fraudulent concealment, fraudulent inducement, false and misleading advertising, and claims under the Consumers Legal Remedies Act arising from the studio’s use of reviewer quotes in film advertisements without disclosing that the reviewers allegedly received things of value from the studio in connection with press junkets and publicity efforts. The same plaintiffs simultaneously sued nine studios, including the six other major studios in identical but separate class action lawsuits. On September 28, 2001, the plaintiffs amended their complaints to include claims based on allegations that studios use reviewer quotes out of context and include in “trailers” scenes that are not included in the associated films, thus constituting false and misleading advertising. The complaints against the studios seek restitution and disgorgement of all monies attributable to the alleged wrongdoing, as well as compensatory and punitive damages and an injunction requiring the studios to make certain disclosures in their advertising. The studios filed demurrers and motions to strike the complaint. On January 24, 2002, the court granted the studios’ motions to strike the complaint pursuant to the California SLAPP statute. The court entered judgment in favor of the studios on January 14, 2003 and awarded attorneys’ fees and costs against the plaintiffs. The time to appeal that decision has not yet expired and we do not know if plaintiffs will appeal. We deny any wrongdoing or unlawful activity, and we will defend ourselves vigorously against plaintiffs’ claims.

In addition, from time to time, we become involved in other litigation arising in the normal course of business. We believe that none of the litigation currently pending will have a material adverse effect on our financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Securityholders

None

Executive Officers of the Company

Alex Yemenidjian, age 47, has been Chairman of the Board and Chief Executive Officer since April 1999 and has been a director since November 1997. Mr. Yemenidjian has served as a director of MGM Grand, Inc. (now known as “MGM MIRAGE”) since 1989. Mr. Yemenidjian served as the President of MGM Grand, Inc. from July 1995 through December 1999. Mr. Yemenidjian has also served MGM Grand, Inc. in other capacities during such period, including as Chief Operating Officer from June 1995 until April 1999 and as Chief Financial Officer from May 1994 to January 1998. In addition, Mr. Yemenidjian served as an executive of Tracinda from January 1990 to January 1997 and from February 1999 to April 1999.

Christopher J. McGurk, age 46, has been Vice Chairman of the Board and Chief Operating Officer since April 1999. From November 1996 until joining MGM, Mr. McGurk served in executive capacities with Universal Pictures, a division of Universal Studios, most recently as President and Chief Operating Officer. Prior to joining Universal, Mr. McGurk spent eight years at The Walt Disney Company, including as President, Motion Pictures Group, Walt Disney Studios from 1994 to 1996 and as Executive Vice President and Chief Financial Officer thereof from 1990 to 1994.

William A. Jones, age 61, has been Senior Executive Vice President and Secretary since June 1997 and, prior thereto, served as Executive Vice President—Corporate Affairs and Secretary since January 1995. Mr. Jones served as Executive Vice President, General Counsel and Secretary from May 1991 to January 1995 and as General Counsel and Secretary of our predecessors since 1983. Mr. Jones was a director of MGM-Pathe from June 1991 to January 1992.

Daniel J. Taylor, age 46, has been Senior Executive Vice President and Chief Financial Officer since June 1998 and, prior thereto, was Executive Vice President—Corporate Finance since August 1997. From May 1991 to July 1997, Mr. Taylor served as an executive of Tracinda. Prior thereto, Mr. Taylor served as Vice President—Taxes and in various other capacities at our predecessor from 1985 to May 1991.

Jay Rakow, age 50, has been Senior Executive Vice President and General Counsel since August 2000. From 1989 to l993 and from l996 to 2000, Mr. Rakow was a partner in the law firm of Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP. From 1993 to 1996, Mr. Rakow took a leave from the firm to become Senior Vice President and General Counsel of Paramount Pictures Corporation. Prior to 1989 Mr. Rakow was with the law firm of Wyman, Bautzer, Christensen, Kuchel & Silbert.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is listed with, and trades on, the New York Stock Exchange under the symbol “MGM.” On February 6, 2003, the closing sale price per share of our common stock on the NYSE, as reported by the Dow Jones News Retrieval, was $9.59. The following table sets forth the high and low closing sale prices of the common stock on the NYSE, as reported by the Dow Jones News Retrieval, for our two most recent fiscal years.

	High	Low
2002
Fourth Quarter	$15.11	$10.86
Third Quarter	12.28	9.40
Second Quarter	16.58	11.70
First Quarter	22.27	16.02

2001
Fourth Quarter	$21.90	$15.81
Third Quarter	22.47	13.86
Second Quarter	23.08	15.76
First Quarter	21.77	15.35

As of February 6, 2003, there were 249,212,736 shares issued and outstanding and in excess of 2,000 beneficial holders of our common stock, including individual participants in security position listings.

We have not paid any dividends to date on the common stock and currently intend to retain any earnings to provide funds for the operation and expansion of our business and for the servicing and repayment of indebtedness. Therefore, we do not intend to pay cash dividends on our common stock for the foreseeable future. Furthermore, as a holding company with no independent operations, our ability to pay cash dividends will be dependent upon the receipt of dividends or other payments from our subsidiaries. In addition, our principal credit facility contains certain covenants which, among other things, restrict the payment of dividends by us. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Any determination to pay cash dividends on the common stock in the future will be at the sole discretion of our Board of Directors.

Item 6.    Selected Consolidated Financial Data

Our selected consolidated financial data presented below have been derived from our audited consolidated financial statements and should be read in conjunction with the related Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	1998	1999(1)	2000	2001(2)	2002(2)
	(in thousands, except share and per share data)
Statements of Operations Data:
Revenues	$1,240,723	$1,142,433	$1,237,447	$1,387,531	$1,654,102
Expenses:
Operating	938,694	957,754	771,811	766,330	1,062,956
Selling, general and administrative	324,298	291,176	339,458	585,255	671,817
Severance and related costs (recoveries)	13,182	76,158	(3,715)	—	—
Contract termination fee	—	225,000	—	—	—
Depreciation and non-film amortization	22,853	24,454	28,648	32,952	20,467

	1,299,027	1,574,542	1,136,202	1,384,537	1,755,240
Operating income (loss)	(58,304)	(432,109)	101,245	2,994	(101,138)
Gain on sale of equity interest in cable channel	—	—	—	—	32,514
Equity in net earnings (losses) of affiliates	(12,536)	(6,325)	1,953	(2,421)	13,561
Interest expense, net of amounts capitalized	(80,611)	(86,445)	(51,425)	(51,494)	(79,929)
Interest and other income, net	3,984	3,770	12,706	9,478	7,432

Income (loss) from operations before provision for income taxes	(147,467)	(521,109)	64,479	(41,443)	(127,560)
Income tax provision	(10,181)	(9,801)	(13,480)	(14,297)	(14,687)

Net income (loss) before cumulative effect of accounting change	(157,648)	(530,910)	50,999	(55,740)	(142,247)
Cumulative effect of accounting change	—	—	—	(382,318)	—

Net income (loss)	$(157,648)	$(530,910)	$50,999	$(438,058)	$(142,247)

Income (loss) per share:
Basic:
Net income (loss) before cumulative effect of accounting change	$(2.08)	$(3.36)	$0.25	$(0.24)	$(0.57)
Cumulative effect of accounting change	—	—	—	(1.65)	—

Net income (loss)	$(2.08)	$(3.36)	$0.25	$(1.89)	$(0.57)

Diluted:
Net income (loss) before cumulative effect of accounting change	$(2.08)	$(3.36)	$0.24	$(0.24)	$(0.57)
Cumulative effect of accounting change	—	—	—	$(1.65)	—

Net income (loss)	$(2.08)	$(3.36)	$0.24	$(1.89)	$(0.57)

Weighted average number of common shares outstanding:
Basic	75,816,326	158,015,955	204,797,589	232,082,403	248,355,556
Diluted	75,816,326	158,015,955	210,313,274	232,082,403	248,355,556

Other Operating Data (unaudited):
Cash flow provided by (used in) operating activities	$(437,728)	$(359,877)	$(182,459)	3,815	$(88,779)
Cash flow provided by (used in) investing activities	(32,651)	(257,210)	(18,244)	(844,787)	241,113
Cash flow provided by financing activities	521,566	715,227	125,845	766,941	437,932
EBITDA (unaudited)(3, 4)	(35,451)	(407,655)	129,893	35,946	(80,671)
Capital expenditures	14,005	14,883	12,259	9,905	23,055
Depreciation expense	8,564	9,601	13,913	18,218	20,467

Balance Sheet Data:
Cash and cash equivalents	$54,839	$152,213	$77,140	$2,698	$593,131
Film and television costs, net	2,076,663	2,164,458	2,422,799	2,035,277	1,870,692
Total assets	3,158,978	3,424,361	3,548,190	3,923,164	4,268,974
Bank and other debt	720,574	719,438	709,952	836,186	1,156,725
Stockholders’ equity	1,919,657	2,116,824	2,309,687	2,489,482	2,514,466

(1)	Reflects the effect of the $225.0 million contract termination settlement with Warner Home Video and $214.6 million of restructuring and other charges for the year ended December 31, 1999.
(2)	Reflects the adoption of American Institute of Certified Public Accountants Statement of Position 00-2 on January 1, 2001, which established new accounting and reporting standards for all producers and distributors that own or hold the rights to distribute or exhibit films. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—New Accounting Pronouncements.” We recorded a one-time, non-cash cumulative effect charge to earnings of $382.3 million for adoption of the standard, primarily to reduce the carrying value of our film and television costs.
(3)	“EBITDA” is defined as earnings before interest, taxes, depreciation and non-film amortization. While management considers EBITDA to be an important measure of comparative operating performance, it should not be construed as an alternative to operating income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles); EBITDA does not reflect cash necessary or available to fund cash requirements, and the items excluded from EBITDA, such as depreciation and non-film amortization, are significant components in assessing our financial performance. Other significant uses of cash flows are required before cash will be available to us, including debt service, taxes and cash expenditures for various long-term assets. Our calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
(4)	Our calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. For purposes of our calculation, EBITDA includes operating income (loss) and the add-back of depreciation expense and amortization of intangible assets of $20,467, $32,952 and $28,648 for the years ended December 31, 2002, 2001 and 2000, respectively.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion and analysis should be read in conjunction with “Item 6. Selected Consolidated Financial Data” and our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K.

General

We are engaged primarily in the development, production and worldwide distribution of theatrical motion pictures and television programming.

Recent Developments

Sale of Common Stock by Tracinda.    In January 2003, we filed a registration statement pursuant to registration rights held by Tracinda in connection with the underwritten public offering by it of 25,000,000 shares of common stock. Tracinda also granted the underwriters an over-allotment option for 3,750,000 shares which was exercised in February 2003. We did not receive any of the proceeds of this offering. Pursuant to our contractual obligations, we paid for the costs of the offering.

Sale of Equity Interest in Bravo.    On December 5, 2002, MGM Networks U.S. and Cablevision, together with an affiliate of Cablevision, sold their ownership interests in Bravo (see “—Cable Investment” below) to an affiliate of the National Broadcasting Company for $1.25 billion, of which our portion was all in the form of cash. The proceeds were divided between Cablevision and MGM Networks U.S. in accordance with their 80 percent and 20 percent ownership interests in Bravo. We received $250.0 million in cash from an affiliate of the National Broadcasting Company for our interest in Bravo, and recorded a gain of $32.5 million on the sale.

Amended Credit Facility.    On June 11, 2002, we entered into a third amended and restated credit facility with a syndicate of banks, which amended a pre-existing credit facility, aggregating $1.75 billion consisting of a five-year $600.0 million revolving credit facility, a five-year $300.0 million term loan and a six-year $850.0 million term loan. For further details, see “—Liquidity and Capital Resources—Bank Borrowings.”

Cable Investment.    On April 2, 2001, we invested $825.0 million in cash for a 20 percent interest in two general partnerships which own and operate the American Movie Classics, the Independent Film Channel and WE: Women’s Entertainment (formerly Romance Classics) cable channels and, until recently, Bravo. These partnerships were wholly-owned by Rainbow Media Holdings, Inc., a 74 percent subsidiary of Cablevision Systems Corporation. The proceeds of the $825.0 million investment were used as follows: (i) $365.0 million was used to repay bank debt of the partnerships; (ii) $295.5 million was used to repay intercompany loans from Cablevision and its affiliates; and (iii) $164.5 million was added to the working capital of the partnerships. We financed the investment through the sale of equity securities and borrowings under our credit facilities. See “—Liquidity and Capital Resources.” On December 5, 2002, we sold our interest in Bravo to an affiliate of the National Broadcasting Company for cash proceeds of $250.0 million. Based upon certain assumptions that management believes are reasonable, our determination of the difference between our original cost basis in our investment in the cable channels and our share of the underlying equity in net assets was approximately $762 million (after amortization of goodwill and the sale of our interest in Bravo, the difference between our original cost basis and our share of the underlying equity in net assets is approximately $530 million).

Pursuant to the requirements of this pronouncement, we are recording our share of the earnings and losses in the cable channels based on the most recently available financial statements received from the cable channels. Due to a lag in the receipt of the financial statements from the cable channels, we report our interest in the cable channels on a one-quarter lag. In the year ended December 31, 2002, our share of the cable channels’ net operating results was a profit of $20.6 million (of which a profit of $5.8 million pertained to Bravo), which included amortization of goodwill of $9.5 million for the period from January 1, 2002 to March 31, 2002 due to the one-quarter lag in reporting. In the period from acquisition to December 31, 2001, we reported a loss of $2.8 million (of which a loss of $0.1 million pertained to Bravo), which included amortization of goodwill of $19.1 million.

While we are not involved in the day-to-day operations of the cable channels, our approval is required before either partnership may: (a) declare bankruptcy or begin or consent to any reorganization or assignment for the benefit of creditors; (b) enter into any new transaction with a related party; (c) make any non-proportionate distributions; (d) amend the partnership governing documents; or (e) change its tax structure.

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

Joint Ventures.    On August 13, 2001, a wholly-owned subsidiary, MGM On Demand Inc., acquired a 20 percent interest in a joint venture established to create an on-demand movie service to offer a broad selection of theatrically-released motion pictures via digital delivery for broadband internet users in the United States. Other partners in the joint venture include Sony Pictures Entertainment, Universal Studios, Warner Bros. and Paramount Pictures. We have funded approximately $11.6 million and our share of the operating expenses of the joint venture as of December 31, 2002. We are accounting for our interest in the joint venture under the equity method. In the years ended December 31, 2002 and 2001, we recognized a net loss of $3.4 million and $0.4 million, respectively, for our share of the operating results of the joint venture.

In February 2002, a wholly-owned subsidiary, MGM Domestic Television Distribution Inc., and NBC Enterprises, Inc. formed a new media sales company, MGM-NBC Media Sales, LLC, to distribute off-network feature film and television series and first-run syndication programming from each company in the television barter sales markets. The joint venture recognizes income from distribution fees earned on each company’s barter sales, and incurs overhead costs to operate the joint venture, which are shared between the companies. Each company is entitled to its share of the net profits or losses of MGM-NBC Media Sales, LLC based on a contractual formula as specified in the agreement. In the year ended December 31, 2002, we recognized a profit of $0.2 million for our share of the operating results of the joint venture.

On March 27, 2002, a wholly-owned subsidiary, MGM Digital Development Inc., acquired a one-seventh interest in NDC, LLC, a partnership created with the six other major studios to (i) develop and/or ratify standards for digital motion picture equipment and for digital cinema technology to be used in the delivery of high quality in-theatre digital cinema, and (ii) update and deploy a limited amount of new digital motion picture equipment in theatres. We have contributed $1.0 million for our equity interest in the joint venture. The agreement has an initial term expiring on March 27, 2004. In the year ended December 31, 2002, we recognized a loss of $1.0 million representing our aggregate investment in the joint venture.

Sources of Revenue

The principal sources of motion picture industry revenue are the domestic and international distribution of motion pictures, including theatrical exhibition, home entertainment and television (pay-per-view, pay, network, syndication and basic cable). Over the last decade, the relative contributions of these components of revenues have changed dramatically. Although revenues from domestic theatrical distribution have increased, growth in total motion picture industry revenues has resulted predominantly from increased revenues derived from the distribution of motion pictures internationally as well as from other media and distribution channels.

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

We distribute our motion picture and television productions in foreign countries and, in recent years, have derived approximately 40 percent of our revenues from foreign sources. Approximately 25 percent of our revenues are denominated in foreign currencies. In addition, we incur certain operating and production costs in foreign currencies. As a result, fluctuations in foreign currency exchange rates can adversely affect our business, results of operations and cash flows. We, in certain instances, enter into foreign currency exchange contracts in order to reduce exposure to changes in foreign currency exchange rates that affect the value of our firm commitments and certain anticipated foreign currency cash flows. These contracts generally mature within one year. We do not enter into foreign currency contracts for speculative purposes. Realized gains and losses on contracts that hedge anticipated future cash flows were not material in any of the periods presented herein. We had no significant foreign currency exchange contracts relating to foreign currency denominated revenues outstanding at December 31, 2002.  See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

Cost Structure

General.    In the motion picture industry, the largest component of the cost of producing a motion picture generally is the negative cost, which includes the “above-the-line” and “below-the-line” costs of producing the film. Above-the-line costs are costs related to the acquisition of picture rights and the costs associated with the producer, the director, the writer and the principal cast. Below-the-line costs are the remaining costs involved in producing the picture, such as film studio rental, principal photography, sound and editing.

Distribution expenses consist primarily of the costs of advertising and preparing release prints. The costs of advertising associated with a major domestic theatrical motion picture release are significant and typically involve national and target market media campaigns, as well as public appearances of a film’s stars. These advertising costs are separate from the advertising costs associated with other domestic distribution channels and the international market.

The major studios generally fund production costs from cash flow generated by motion picture and related distribution activities or bank and other financing methods. Over the past decade, expenses in the motion picture industry have increased rapidly as a result of increased production costs and distribution expenses. See “Item 1. Business—The Motion Picture and Television Industry, Motion Picture Production.” Additionally, each of the major studios must fund substantial overhead costs, consisting primarily of salaries and related costs of the production, distribution and administrative staffs, as well as facilities costs and other recurring overhead.

Collective Bargaining Agreements.    The motion picture and television programs produced by MGM Studios, and the other major studios in the United States, generally employ actors, writers and directors who are members of the Screen Actors Guild, Writers Guild of America and Directors Guild of America, pursuant to industry-wide collective bargaining agreements. The collective bargaining agreement with Writers Guild of America was successfully renegotiated and became effective beginning May 2, 2001 for a term of three years. Negotiations regarding the collective bargaining agreement with Screen Actors Guild were successfully completed on July 3, 2001 and the agreement was ratified effective as of July 1, 2001 for a term of three years. The Directors Guild of America collective bargaining agreement was successfully renegotiated and has been ratified with a term of three years from July 1, 2002. Many productions also employ members of a number of other unions, including, without limitation, the International Alliance of Theatrical and Stage Employees and the Teamsters. Negotiations with the International Alliance of Theatrical and Stage Employees were successfully completed on November 16, 2002 and ratification of a successor collective bargaining agreement with an effective date of August 1, 2003 and a term of three years is expected. A strike by one or more of the unions that provide personnel essential to the production of motion pictures or television programs could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time involved, could cause delay or interruption in our release of new motion pictures and television programs and thereby could adversely affect our cash flow and revenues. Our revenues from motion pictures and television programs in our library should not be affected and may partially offset the effects of a strike to the extent, if any, that television exhibitors buy more library product to compensate for interruption in their first-run programming.

Accounting for Motion Picture and Television Costs.    In accordance with accounting principles generally accepted in the United States and industry practice (see “—Industry Accounting Practices”), we amortize the costs of production, including capitalized interest and overhead, as well as participations and talent residuals, for feature films and television programming using the individual-film-forecast method under which such costs are amortized for each film or television program in the ratio that revenue earned in the current period for such title bears to management’s estimate of the total revenues to be realized from all media and markets for such title. Effective January 1, 2001, all exploitation costs, including advertising and marketing costs, are expensed as incurred. Theatrical print costs are amortized over the periods of theatrical release of the respective territories.

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

Equity Investments.    We are accounting for our remaining investment in the cable channels in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” In accordance with APB Opinion No. 18, management continually reviews its equity investments to determine if any impairment has occurred. If, in management’s judgment, an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings. Such determination is dependent on the specific facts and circumstances, including the financial condition of the investee, subscriber demand and growth, demand for advertising time and space, the intent and ability to retain the investment, and general economic conditions in the areas in which the investee operates. As of December 31, 2002, management has determined that there have been no impairments. For a summary of our significant accounting policies, see Note 1 to Consolidated Financial Statements.

Industry Accounting Practices.    Beginning January 1, 2001 we adopted new accounting rules (see “—New Accounting Pronouncements” below) which require, among other changes, that exploitation costs, including advertising and marketing costs, be expensed as incurred. Theatrical print costs are amortized over the periods of theatrical release of the respective territories. Under accounting rules in effect for periods prior to January 1, 2001, such costs were capitalized as a part of film costs and amortized over the life of the film using the individual-film-forecast method. The current practice dramatically increases the likelihood of reporting losses upon a film’s theatrical release, but will provide for increased returns when a film is released in the ancillary markets of home video and television, when we incur a much lower proportion of advertising costs. Additional provisions under the new accounting rules include changes in revenue recognition and accounting for development costs and overhead, and reduced amortization periods for film costs.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statement of Financial Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of Financial Accounting Standards Board No. 133,” and by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities- an Amendment of Financial Accounting Standards Board Statement No. 133,” which is effective for all quarters of fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We adopted Statement of Financial Accounting Standards No. 133 beginning January 1, 2001, and recorded a one-time, non-cash cumulative effect adjustment in stockholders’ equity and other comprehensive income of $0.5 million. The adoption of Statement of Financial Accounting Standards No. 133 did not materially impact our results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” According to this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value-based test. Under this statement, the carrying value of assets are calculated at the lowest level for which there are identifiable cash flows, which include feature film operations, television programming operations, cable channels and other businesses (licensing and merchandising, music and interactive operations). We adopted this statement beginning January 1, 2002, and upon adoption we did not recognize any impairment of goodwill as we expect to receive future benefits from previously acquired goodwill over an indefinite period of time. Accordingly, beginning January 1, 2002, we have foregone all related amortization expense, which, including amounts related to our equity investments, totaled $34.1 million and $15.1 million for the years ended December 31, 2001 and 2000, respectively. Since we are recording our equity in net earnings of the cable channels on a one-quarter lag, amortization of goodwill of the cable channels ($9.5 million for the period from January 1, 2002 to March 31, 2002) is not included in the calculation of our equity in the net earnings in this investment commencing on April 1, 2002.

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

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of Statement of Financial Accounting Standard No. 123.” This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of Statement of Financial Accounting Standard No. 123

and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We will implement Statement of Financial Accounting Standard No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. We have not yet determined whether we will voluntarily change to the fair value based method of accounting for stock-based employee compensation.

Results of Operations

The following table sets forth our reported operating results for the years ended December 31, 2002, 2001 and 2000. Due to the adoption of the new accounting rules on January 1, 2001 (see “—New Accounting Pronouncements” above), the operating results in 2002 and 2001 are not comparable to the operating results in 2000.

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
	(unaudited)
Revenues:
Feature films	$1,416,947	$1,217,969	$1,058,296
Television programs	171,220	137,967	139,229
Other	65,935	31,595	39,922

Total revenues	1,654,102	1,387,531	1,237,447

Operating income (loss):
Feature films	(40,052)	101,842	200,478
Television programs	4,902	12,715	(2,649)
Other	39,336	14,081	17,768
General and administration expenses	(84,857)	(92,692)	(89,419)
Severance and related recoveries	—	—	3,715
Depreciation and non-film amortization	(20,467)	(32,952)	(28,648)

Operating income (loss)	(101,138)	2,994	101,245
Gain on sale of equity interest in cable channel	32,514	—	—
Equity in net earnings (losses) of affiliates	13,561	(2,421)	1,953
Interest expense, net of amounts capitalized	(79,929)	(51,494)	(51,425)
Interest and other income, net	7,432	9,478	12,706

Income (loss) before provision for income taxes	(127,560)	(41,443)	64,479
Income tax provision	(14,687)	(14,297)	(13,480)

Net income (loss) before cumulative effect of accounting change	(142,247)	(55,740)	50,999
Cumulative effect of accounting change	—	(382,318)	—

Net income (loss)	$(142,247)	$(438,058)	$50,999

As discussed above, on January 1, 2001 we adopted Statement of Position 00-2, which established new accounting and reporting standards for all producers and distributors that own or hold the rights to distribute or exploit films (see “—Industry Accounting Practices”). As a result of the adoption of the new accounting rules, as of January 1, 2001 we recorded a one-time, non-cash cumulative effect charge to the consolidated statement of operations of $382.3 million, primarily to reduce the carrying value of our film and television inventory.

Unconsolidated companies include our investment in the Rainbow Media Group cable channels and our investment in an on-demand movie service joint venture (see “—Recent Developments” above), as well as various interests in international cable channels, the majority of which are accounted for under the equity method. Consolidated and unconsolidated companies’ revenues, operating income (loss) and EBITDA are as follows:

	2002	2001	2000
	(in thousands)
	(unaudited)
Revenues:
Consolidated companies	$1,654,102	$1,387,531	$1,237,447
Unconsolidated companies	134,757	77,674	32,744

Total	$1,788,859	$1,465,205	$1,270,191

Operating income (loss):
Consolidated companies	$(101,138)	$2,994	$101,245
Unconsolidated companies	15,306	849	4,126

Total	$(85,832)	$3,843	$105,371

EBITDA:
Consolidated companies	$(80,671)	$35,946	$129,893
Unconsolidated companies	30,035	20,021	4,744

Total	$(50,636)	$55,967	$134,637

While management considers EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to, operating income, net earnings, cash flow and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States. EBITDA does not reflect cash available to fund cash requirements, and the items excluded from EBITDA, such as depreciation and non-film amortization, are significant components in assessing our financial performance. Other significant uses of cash flows are required before cash will be available to us, including debt service, taxes and cash expenditures for various long-term assets. Our calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. For purposes of our calculation, unconsolidated EBITDA includes unconsolidated operating income (loss) and the add-back of depreciation expense and amortization of intangible assets of $14.7 million, $19.2 million and $0.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

See further details of operating changes under segments discussion below.

Feature Films

Consolidated feature films revenues, operating income (loss) and EBITDA are as follows:

	2002	2001	2000
	(in thousands)
	(unaudited)
Revenues	$1,416,947	$1,217,969	$1,058,296
Operating income (loss) and EBITDA	$(40,052)	$101,842	$200,478

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues.    Feature film revenues increased by $199.0 million, or 16 percent, to $1,416.9 million in the year ended December 31, 2002 as compared to the year ended December 31, 2001.

Worldwide theatrical revenues increased by $29.3 million, or 13 percent, to $261.3 million in 2002. In 2002, we benefited from the successful performances of Die Another Day, Barbershop and Crocodile Hunter, as well as the limited releases of Bowling For Columbine, Nicholas Nickleby, Evelyn and Igby Goes Down, among others. Earlier in the year we also released Rollerball, Hart’s War, Deuce’s Wild and Windtalkers, which were less successful than our more recent releases. In 2001, our releases included Hannibal, Heartbreakers, Legally Blonde, What’s The Worst That Could Happen, Bandits and Jeepers Creepers, among others. Overall, in 2002, we released 19 feature films domestically (11 of these were only released on a limited basis) and five films internationally, as compared to the release of 11 feature films domestically (three of these were only released on a limited basis) and eight films internationally in 2001.

Worldwide home video revenues increased by $174.6 million, or 30 percent, to $759.1 million in 2002. In 2002, we released Windtalkers, Crocodile Hunter, Bandits, Rollerball, Jeepers Creepers, Hart’s War and What’s The Worst That Could Happen, among others, in the home video marketplace, as well as benefiting from the continuing sales of Hannibal and Legally Blonde and various library sales promotions including the James Bond series. In 2001, our home video releases included Hannibal, Legally Blonde, Heartbreakers, Autumn in New York and Antitrust, as well as the re-promotion of Silence of the Lambs. Home video revenues in 2001 also reflected a favorable settlement with a former subdistributor of our product. We now self-distribute our films domestically. In 2002, worldwide DVD sales increased to $579.5 million, or 49 percent, from $388.1 million in 2001.

Worldwide pay television revenues from feature films decreased by $19.6 million, or 11 percent, to $152.0 million in 2002. In 2002, we delivered ten new films to domestic pay television, including Hannibal, Legally Blonde, Heartbreakers, Bandits and Jeepers Creepers, as compared to the delivery of six new films in 2001, which included Autumn In New York, Return To Me, Antitrust and Supernova, among others. The increase in domestic sales in 2002 was offset by a decline in sales in international pay television markets. In 2001, we realized significant international sales of The World Is Not Enough, The Thomas Crown Affair and Stigmata. There were no comparable international licenses in 2002. Network television revenues increased by $31.0 million, or 1,347.8 percent, to $33.3 million in 2002, principally due to the delivery of The World Is Not Enough and The Thomas Crown Affair, with no comparable licenses in 2001. Worldwide syndicated television revenues from feature films decreased by $11.2 million, or five percent, to $201.5 million in 2002, principally due to fewer new releases in international markets, as compared to 2001.

Other revenues decreased by $5.1 million, or 34 percent, to $9.8 million in 2002, principally due to a favorable contractual settlement in 2001. There were no comparable settlements in 2002.

Operating Results.    Operating income and EBITDA from feature films decreased by $141.9 million, or 139 percent, to a loss of $40.1 million in 2002 as compared to a profit of $101.8 million in 2001. In 2002, we benefited from the successful theatrical performances of Die Another Day, Barbershop and Crocodile Hunter, among others. However, the decrease in operating income and EBITDA from feature films in 2002 principally reflected the disappointing theatrical performances of certain of our releases earlier in the year, including Windtalkers, Rollerball, Hart’s War and Deuce’s Wild. Correspondingly, in 2001, we benefited from the successful theatrical performances of Hannibal, Legally Blonde, Heartbreakers and Jeepers Creepers. In 2002, we incurred higher theatrical distribution costs due to the increase in the number of films released compared to 2001, resulting in additional charges of $67.0 million. Additionally, in 2002, we incurred increased feature film write-downs of $82.0 million as compared to write-downs of $17.7 million in 2001. Also, in 2002 we incurred higher bad debt expenses associated with customer bankruptcies or liquidity issues, resulting in additional charges of $14.6 million as compared to 2001. Partially offsetting these comparisons was the significant improvement in home video performance in 2002 discussed above.

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

Operating Results.    Operating income and EBITDA from feature films decreased by $98.6 million, or 49 percent, to $101.8 in 2001. The decrease in operating income and EBITDA from feature films reflected the implementation of the new accounting rules upon the adoption of Statement of Position 00-2 on January 1, 2001, which resulted in $105.9 million of additional theatrical advertising and print costs expensed in 2001, as well as the disappointing performances of What’s The Worst That Could Happen, Bandits and Josie and the Pussycats. Partially offsetting the aforementioned decreases in earnings were significant operating profits generated from the successful theatrical and home video releases of Hannibal and Legally Blonde, the re-release on home video of Silence of the Lambs, the successful domestic theatrical release of Jeepers Creepers, and increased film library sales from various home video promotions, as well as lower third party distribution expenses.

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

Television Programming

Consolidated television programming revenues, operating income and EBITDA are as follows:

	2002	2001	2000
	(in thousands)
	(unaudited)
Revenues	$171,220	$137,967	$139,229
Operating income and EBITDA	$4,902	$12,715	$(2,649)

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues.    Television programming revenues increased by $33.3 million, or 24 percent, to $171.2 million in 2002 as compared to 2001.

Worldwide pay and network television revenues increased by $9.5 million, or 47 percent, to $29.6 million in 2002, principally due to the addition of the new series Jeremiah airing on domestic pay television as well as the delivery to network television of the made-for-television movie Carrie. Worldwide syndicated television programming revenues increased by $14.6 million, or 14 percent, to $117.0 million in 2002, primarily due to the sale to domestic basic cable of Stargate SG-1 and the syndication of the new series She Spies and Stargate Infinity. Worldwide home video revenues with respect to television programming increased by $8.3 million, or 57 percent, to $22.8 million in 2002, primarily due to increased sales of Stargate SG-1 and The Outer Limits.

Other revenues increased by $0.8 million, or 75 percent, to $1.8 million in 2002 due to higher third party royalties collected in the period.

Operating Results.    Operating income and EBITDA from television programming decreased by $7.8 million, or 61 percent, to $4.9 million in 2002 as compared to 2001, principally due to increased write-downs on new series as well as higher bad debt expenses.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenues.    Television programming revenues decreased by $1.3 million, or one percent, to $138.0 million in 2001 compared to 2000.

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

Other Businesses

Consolidated revenues, operating income and EBITDA from other businesses, including consumer products, interactive media and branded programming services, music soundtrack and royalty income, are as follows:

	2002	2001	2000
	(in thousands)
	(unaudited)
Revenues	$65,935	$31,595	$39,922
Operating income and EBITDA	$39,336	$14,081	$17,768

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues.    Revenues from other businesses increased by $34.3 million, or 109 percent, to $65.9 million in 2002 as compared to 2001. Operating results in 2002 included consumer products revenue of $13.3 million and music soundtrack and royalty revenue of $9.8 million, as compared to consumer products revenue of $12.0 million and music soundtrack and royalty revenue of $10.5 million in 2001. Interactive media revenues were $25.6 million in 2002, which included increased royalties from the interactive game release of 007-Nightfire as well as new license fees realized in the period, as compared to interactive revenues of $8.0 million in 2001, which included royalties from the interactive game release of 007-Agent Under Fire. Branded programming services revenues aggregated $1.9 million in 2002 as compared to $0.2 million in 2001. Additionally, other revenues in 2002 included a favorable settlement with a vendor of $13.2 million. There were no comparable recoveries in 2001. Revenues from other businesses in 2002 also included the receipt of $2.1 million in third party audit recoveries and other miscellaneous income as compared to recoveries of $0.8 million in 2001.

Operating Results.    Operating income and EBITDA from other businesses increased by $25.2 million, or 179 percent, to $39.3 million in 2002, principally due to the favorable interactive game revenues and vendor settlement mentioned above, as well as lower overhead costs. Expenses for other businesses include interactive product costs of $15.5 million in 2002 as compared to $4.1 million of such costs in 2001. Consumer products cost of sales were $2.7 million in 2002 and $2.6 million in 2001. Overhead costs related to other businesses aggregated $5.8 million in 2002 and $8.3 million in 2001. The decrease in overhead costs principally reflected reduced spending on branded programming services and our website. Other expenses aggregated $2.6 million in 2002 and $2.5 million in 2001. Such expenses include distribution costs associated with music and branded programming services, as well as foreign currency transaction gains or losses.

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

Operating Results.    Operating income and EBITDA from other businesses decreased by $3.7 million, or 21 percent, to $14.1 million in 2001, principally due to the lower revenues mentioned above which included the decrease in audit recoveries compared to 2000. Expenses for other businesses include interactive product costs of $4.1 million in 2001 as compared to $4.4 million of such costs in 2000. Consumer products cost of sales were $2.6 million in 2001 and $3.0 million in 2000. Overhead costs related to other businesses aggregated $8.3 million in 2001 and $7.1 million in 2000. Other expenses aggregated $2.5 million in 2001 and $7.7 million in 2000, which included higher costs associated with the development of our website, distribution expenses related to music and branded programming services, as well as foreign currency transaction losses.

Corporate and Other

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

General and Administrative Expenses.    In 2002, general and administrative expenses decreased by $7.8 million, or eight percent, to $84.9 million, as compared to 2001. The decrease reflected significantly lower incentive plan costs, both for our current employees and related to certain of our former senior executives (associated with the change in the price of our common stock), partially offset by increased professional fees.

Depreciation and Non-Film Amortization.    Depreciation and non-film amortization in 2002 decreased by $12.5 million, or 38 percent, to $20.5 million, as compared to 2001, due to the elimination of the amortization of our goodwill in 2002 ($11.1 million for 2001) in accordance with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002 (see “—New Accounting Pronouncements”), partially offset by increased depreciation expense on fixed asset purchases.

Gain on Sale of Equity Interest in Cable Channel.    On December 5, 2002, MGM Networks U.S. and Cablevision, together with an affiliate of Cablevision, sold their ownership interests in Bravo (see “—Recent Developments”) to an affiliate of the National Broadcasting Company for $1.25 billion, of which our portion was all in the form of cash. The proceeds were divided between Cablevision and MGM Networks U.S. in accordance with their 80 percent and 20 percent ownership interests in Bravo. We received $250.0 million in cash from an affiliate of the National Broadcasting Company for our interest in Bravo, and recorded a gain of $32.5 million on the sale.

Equity in Net Earnings (Losses) of Affiliates.    In 2002, EBITDA from unconsolidated companies was $30.0 million, operating income was $15.3 million and net income was $13.6 million, respectively (of which EBITDA of $9.4 million, operating income of $6.3 million and net income of $5.8 million pertained to Bravo). In 2002, we benefited from the inclusion of our share of the operating results of the Rainbow Media Group cable channels, which contributed $34.2 million in EBITDA. Due to the one-quarter lag in reporting of this investment, 2002 operating and net income was reduced by amortization of goodwill of $9.5 million related to our investment in the cable channels. In 2001, EBITDA from unconsolidated companies was $20.0 million, operating income, including amortization of goodwill of $19.4 million, was $0.8 million and net losses were $2.4 million, respectively (of which EBITDA of $5.4 million, and operating loss and net loss of $0.1 million pertained to Bravo).

Interest Expense, Net of Amounts Capitalized.    Net interest expense in 2002 increased by $28.4 million, or 55 percent, to $79.9 million, as compared to 2001, primarily due to the write-off of deferred loan fees of $12.0 million associated with our credit facility, which was amended during the period, as well as additional borrowings associated with the refinancing of our credit arrangements.

Interest and Other Income, Net.    Interest and other income in 2002 decreased by $2.1 million, or 22 percent, to $7.4 million, as compared to 2001 due to lower interest income earned on our short-term investments. We had higher average invested balances in 2001 than in 2002, due to cash investments we were holding until April 2, 2001 when we acquired our interest in the Rainbow Media Group cable channels. Additionally, interest rates earned on our short-term investments are lower in 2002 than in 2001.

Income Tax Provision.    The provision for income taxes in 2002 increased by $0.4 million, or three percent, to $14.7 million, as compared to 2001, principally due to foreign remittance taxes attributable to international distribution revenues.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

General and Administrative Expenses.    In 2001, general and administrative expenses increased by $3.3 million, or four percent, to $92.7 million, as compared to 2000 primarily due to higher employee incentive plan costs partially offset by lower headcount, legal and professional fees and other cost savings.

Severance and Related Costs.    In 2000, we reduced previously charged reserves by $5.0 million due to a negotiated settlement with United International Pictures regarding our withdrawal from the joint venture. Additionally, in June 2000 we incurred severance and other related charges of $1.3 million associated with the closure of a foreign sales office.

Depreciation and Non-Film Amortization.    Depreciation and non-film amortization in 2001 increased by $4.3 million, or 15 percent, to $33.0 million, and in 2000 increased by $4.2 million, or 17 percent, to $28.6 million, due to increased fixed assets placed in service.

Equity in Net Earnings of Affiliates.    Equity in net earnings of affiliates include our interest in the Rainbow Media Group cable channels acquired on April 2, 2001 and our investment in an on-demand movie service joint venture acquired on August 13, 2001, as well as various interests in international cable channels. Earnings in the Rainbow Media Group cable channels are being reported on a one quarter lag. See “—Recent Developments” and Note 5 of the Notes to the Consolidated Financial Statements.

In 2001, EBITDA from unconsolidated companies was $20.0 million, operating income was $0.8 million and net losses were $2.4 million, respectively. In 2001, we benefited from the inclusion of our share of the operating results of the Rainbow Media Group cable channels, which contributed $15.5 million in EBITDA. In 2001, operating and net income of unconsolidated companies were reduced by amortization of intangible assets of $19.4 million principally related to our investment in the cable channels. In 2000, EBITDA from unconsolidated companies was $4.7 million, operating income was $4.1 million and net earnings were $2.0 million, respectively.

Interest Expense, Net of Amounts Capitalized.    Net interest expense in 2001 increased by $0.1 million, or one percent, to $51.5 million as compared to 2000, primarily due to increased borrowings offset by reduced interest rates on our debt and increased capitalized interest on feature film production.

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

Liquidity and Capital Resources

General.    Our operations are capital intensive.    In recent years we have funded our operations primarily from (a) the sale of equity securities, (b) bank borrowings and (c) internally generated funds. During 2002, the net cash used in operating activities was $88.8 million, which included film and television production and distribution costs of $752.5 million; net cash provided by investing activities was $241.1 million, which included $250.0 million in proceeds from the sale of our interest in Bravo; and net cash provided by financing activities was $437.9 million, including net advances under bank borrowings of $320.5 million and net proceeds from equity transactions of $134.2 million.

Sale of Equity Interest in Bravo.    On December 5, 2002, we sold our 20 percent ownership interest in Bravo to an affiliate of the National Broadcasting Company for $250.0 million cash. See “—Recent Developments.”

Treasury Stock.    On July 26, 2002, we announced a share repurchase program authorizing the purchase of up to 10,000,000 shares of our common stock. We intend to fund the repurchase program from available cash on hand. As of December 31, 2002, we had repurchased 2,866,800 shares of common stock at an aggregate cost of $32.7 million.

Public Offering.    On March 18, 2002, pursuant to a Form S-3 shelf registration statement filed with the Securities and Exchange Commission, we completed the sale of 10,550,000 shares of common stock at $16.50 per share, less an underwriting discount of $0.825 per share, in an underwritten public offering for aggregate net proceeds of $164.8 million. We are using the net proceeds from the stock offering for general corporate purposes, including financing of business operations and potential acquisitions.

Bank Borrowings.    On June 11, 2002, we successfully renegotiated our pre-existing credit facility with a syndicate of banks resulting in a $1.75 billion third amended and restated syndicated credit facility consisting of

(a) a five-year $600.0 million revolving credit facility, (b) a five-year $300.0 million term loan and (c) a six-year $850.0 million term loan. As of February 5, 2003, $579.9 million, including outstanding letters of credit, was available under our credit facility. Additionally, as of February 5, 2003, we have cash on hand of approximately $610 million.

Currently, the revolving facility and the $300.0 million five-year term loan bear interest at 2.75 percent over the Adjusted LIBOR rate, as defined therein (4.14 percent at February 5, 2003), and the $850.0 million six-year term loan bears interest at 3.00 percent over the Adjusted LIBOR rate (4.39 percent at February 5, 2003). We have entered into three-year fixed interest rate swap contracts in relation to a portion of our credit facility for a notional value of $565.0 million at an average rate of approximately 5.94 percent, which expire in July 2003. Because these swap agreements carry interest rates that currently exceed our borrowing rates under our credit facilities, we will recognize additional interest costs, which will be charged against future earnings.

As of February 5, 2003, the term loans had an outstanding balance of $1.15 billion. Scheduled amortization of the term loans under our credit facility is as follows: $16.4 million in 2003, $65.6 million in each of 2004, 2005 and 2006, $122.8 million in 2007, and $813.9 million in 2008. The revolving facility matures on June 30, 2007.

Our credit facility contains various covenants, including limitations on indebtedness, dividends and capital expenditures, and maintenance of certain financial ratios. Our credit facility limits the amount of the investment in MGM which may be made by Metro-Goldwyn-Mayer Studios Inc. and Orion Pictures Corporation, both of which are wholly-owned subsidiaries, in the form of loans or advances, or purchases of capital stock of MGM, up to a maximum aggregate amount of $500.0 million (or a maximum aggregate amount of $300.0 million in the event that Metro-Goldwyn-Mayer Studios Inc. elects to release its entire investment in the cable channels from the loan collateral, as permitted under the credit facility). As of December 31, 2002, $38.8 million was loaned to MGM by MGM Studios to fund the purchase of treasury stock by MGM. Restricted net assets of Metro-Goldwyn-Mayer Studios Inc. and Orion Pictures Corporation at December 31, 2002 are approximately $2.0 billion. Although we are in compliance with all terms of our credit facility, there can be no assurances that we will remain in compliance with such covenants or other conditions under our credit facility in the future. We anticipate substantial continued borrowing under our credit facility.

Cash Provided by (Used in) Operating Activities.    In 2002, cash used in operating activities was $88.8 million compared to cash provided by operating activities of $3.8 million in 2001. Included in cash used in operating activities were film and television production and distribution costs of $752.5 million in 2002 and $654.5 million in 2001.

Cash Provided by (Used in) Investing Activities.    In 2002, cash provided by investing activities was $241.1 million, which included $250.0 million received on the sale of our 20 percent ownership interest in Bravo as well as a working capital distribution received from Rainbow Media Group of $30.0 million, partially offset by purchase of short-term investments of $6.5 million, advances to affiliates of $9.4 million and property and equipment purchases of $23.1 million. In 2001, cash used in investing activities was $844.8 million, which included the purchase of our equity interest in Rainbow Media’s cable channels for $825.0 million as well as advances to affiliates of $9.9 million and property and equipment purchases of $9.9 million.

Cash Provided by Financing Activities.    In 2002, cash provided by financing activities was $437.9 million, which included net advances under bank borrowings of $320.5 million and net proceeds from the sale of common stock of $166.9 million, less the cost of acquisition of treasury stock of $32.7 million and refinancing fees for our credit facilities of $16.8 million. In 2001, cash provided by financing activities was $766.9 million, consisting of $642.7 million in net proceeds from the sale of equity securities as well as $159.0 million of bank borrowings, partially offset by $34.8 million in repayments of borrowed funds.

Commitments.    Future minimum annual commitments under bank and other debt agreements, non-cancelable operating leases, employment agreements, creative talent agreements and letters of credit as of December 31, 2002 are as follows (in thousands, unaudited):

	2003	2004	2005	2006	2007	There- after	Total
Bank and other debt	$22,471	$66,308	$65,643	$65,643	$122,785	$813,875	$1,156,725
Operating leases	21,182	24,611	24,988	25,493	26,268	252,425	374,967
Employment agreements	41,628	24,229	7,390	—	—	—	73,247
Creative talent agreements	20,010	2,126	1,307	765	—	—	24,208
Letters of credit	20,038	90	—	—	—	—	20,128

Total	$125,329	$117,364	$99,328	$91,901	$149,053	$1,066,300	$1,649,275

We do not expect our obligations for property and equipment expenditures, including the purchase of computer systems and equipment and leasehold improvements, to exceed $35.0 million per year.

We are obligated to fund 50 percent of the expenses of MGM Networks Latin America up to a maximum of approximately $25.25 million. We have funded approximately $24.8 million under such obligation as of December 31, 2002.

We are committed to fund our share of the operating expenses of certain joint ventures, as required. See “—Recent Developments.”

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

We intend to continue to consider either growing into or becoming part of a larger, vertically integrated organization. In connection with our pursuit of these options, we may consider various strategic alternatives, such as business combinations with companies with strengths complementary to those of ours, other acquisitions and joint ventures, as opportunities arise. The nature, size and structure of any such transaction could require us to seek additional financing.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of interest rate changes as a result of our variable rate long-term debt. Accordingly, we have entered into several interest rate swap agreements whereby we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate amounts calculated by reference to an agreed notional principal amount. The swap agreements currently outstanding expire in July 2003. We will continue to evaluate strategies to manage the impact of interest rate changes on earnings and cash flows.

As of February     , 2003, $585.0 million of our term debt was exposed to interest rate risk.

The following table provides information about our interest rate swaps outstanding at December 31, 2002:

	Amounts Scheduled for Maturity for the Year Ending December 31, 2003	Estimated Fair Value at December 31, 2002
Interest Rate Swaps:
Variable to fixed (expiring in July 2003):
Notional value (in thousands)	$565,000	$(13,911)
Average pay rate	5.937%
Spot rate	1.420%
Variable to fixed (expired in January 2003):
Notional value (in thousands)	$100,000	$(18)
Average pay rate	2.340%
Spot rate	1.431%

We are subject to market risks resulting from fluctuations in foreign currency exchange rates because approximately 25 percent of our revenues are denominated, and we incur certain operating and production costs, in foreign currencies. In certain instances, we enter into foreign currency exchange contracts in order to reduce exposure to changes in foreign currency exchange rates that affect the value of our firm commitments and certain anticipated foreign currency cash flows. We currently intend to continue to enter into such contracts to hedge against future material foreign currency exchange rate risks. The following table provides information about our foreign currency forward contracts outstanding at December 31, 2002:

	Amounts Scheduled for Maturity for the Year Ending December 31, 2003	Estimated Fair Value at December 31, 2002
Foreign Currency Forward Contracts:
Contract amount (in thousands) (receive CAD, pay $US)	$5,338	$53
Spot rate	1.5724
Forward rate	1.5925

Contract amount (in thousands) (receive $US, pay EUR)	$(224)	$—
Spot rate	1.0499
Forward rate	1.0485

Item 8.    Financial Statements and Supplementary Data

The Reports of Independent Auditors, our Consolidated Financial Statements and Schedules and Notes thereto appear in a separate section of this Form 10-K (beginning on page 54 following Part IV). The index to our Consolidated Financial Statements is included in Item 15.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.    Directors and Executive Officers of Registrant

The information required by Item 10 is set forth in the Proxy Statement under the caption “Election of Directors” and incorporated herein by reference except that the information regarding our executive officers is included in Part I under the heading “Executive Officers of the Company.”

Item 11.    Executive Compensation

The information required by Item 11 is set forth in the Proxy Statement under the caption “Executive Compensation” and is incorporated herein by this reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is set forth in the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by this reference.

Item 13.    Certain Relationships and Related Transactions

The information required by Item 13 is set forth in the Proxy Statement under the caption “Certain Relationships and Related Transactions” and is incorporated herein by this reference.

Item 14.    Controls and Procedures

Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.    Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

1.    Consolidated Financial Statements

The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Form 10-K at pages 55 to 88.

2.    Financial Statement Schedules

The financial statement schedules listed in the accompanying Index to Financial Statements are filed as part of this Form 10-K at pages 89 to 96.

3.    Exhibits

The exhibits listed in the accompanying Exhibit Index on pages 97 to 99 are filed as part of this Form 10-K.

(b)  Reports on Form 8-K

Date Filed	Relating to
November 6, 2002	Item 5. Other Information
December 10, 2002	Item 5. Other Information

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METRO-GOLDWYN-MAYER INC.

By:	/s/ ALEX YEMENIDJIAN
Alex Yemenidjian Chairman of the Board of Directors and Chief Executive Officer

February 5, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALEX YEMENIDJIAN Alex Yemenidjian	Chairman of the Board of Directors, Chief Executive Officer and Director	February 5, 2003

/s/ CHRISTOPHER J. MCGURK Christopher J. McGurk	Vice Chairman, Chief Operating Officer and Director	February 5, 2003

/s/ JAMES D. ALJIAN James D. Aljian	Director	February 5, 2003

Francis Ford Coppola	Director	February , 2003

/s/ WILLIE D. DAVIS Willie D. Davis	Director	February 5, 2003

/s/ MICHAEL R. GLEASON Michael R. Gleason	Director	February 5, 2003

/s/ ALEXANDER M. HAIG, JR. Alexander M. Haig, Jr.	Director	February 5, 2003

/s/ KIRK KERKORIAN Kirk Kerkorian	Director	February 5, 2003

Signature	Title	Date

/s/ FRANK G. MANCUSO Frank G. Mancuso	Director	February 5, 2003

/s/ PRISCILLA PRESLEY Priscilla Presley	Director	February 5, 2003

/s/ HENRY D. WINTERSTERN Henry D. Winterstern	Director	February 5, 2003

/s/ JEROME B. YORK Jerome B. York	Director	February 5, 2003

/s/ DANIEL J. TAYLOR Daniel J. Taylor	Senior Executive Vice President and Chief Financial Officer	February 5, 2003

CERTIFICATIONS

I, Alex Yemenidjian, certify that:

1.	I have reviewed this annual report on Form 10-K of Metro-Goldwyn-Mayer Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 7, 2003

/s/ ALEX YEMENIDJIAN
Alex Yemenidjian Chief Executive Officer

I, Daniel J. Taylor, certify that:

1.	I have reviewed this annual report on Form 10-K of Metro-Goldwyn-Mayer Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 7, 2003

/s/ DANIEL J. TAYLOR
Daniel J. Taylor Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Metro-Goldwyn-Mayer Inc.

We have audited the accompanying consolidated balance sheet of Metro-Goldwyn-Mayer Inc. as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. The consolidated financial statements of the Company as of December 31, 2001 and for each of the two years in the period ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated February 4, 2002, expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metro-Goldwyn-Mayer Inc. as of December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets.

As discussed above, the consolidated financial statements of the Company as of December 31, 2001 and for each of the two years in the period ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 1 with respect to 2001 and 2000 included (a) agreeing the previously reported net income (loss) to the previously issued financial statements and the adjustments to reported net income (loss) representing amortization expense recognized in those periods related to goodwill and goodwill related to equity investees, which is no longer being amortized as a result of initially applying Statement No. 142 to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income (loss) to reported net income (loss), and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 and 2000 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

ERNST & YOUNG LLP

Los Angeles, California

February 4, 2003

THIS REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THE REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP NOR HAS ARTHUR ANDERSEN LLP PROVIDED A CONSENT TO THE INCLUSION OF ITS REPORT IN THIS FORM 10-K.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Metro-Goldwyn-Mayer Inc.:

We have audited the accompanying consolidated balance sheets of Metro-Goldwyn-Mayer Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Los Angeles, California

February 4, 2002

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

METRO-GOLDWYN-MAYER INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2002	December 31, 2001
ASSETS

Cash and cash equivalents	$593,131	$2,698
Short-term investments	6,488	—
Accounts and contracts receivable (net of allowance for
doubtful accounts of $40,980 and $26,173, respectively)	590,637	458,010
Film and television costs, net	1,870,692	2,035,277
Investments in and advances to affiliates	620,132	845,042
Property and equipment, net	41,397	38,837
Goodwill	516,706	516,706
Other assets	29,791	26,594

	$4,268,974	$3,923,164

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Bank and other debt	$1,156,725	$836,186
Accounts payable and accrued liabilities	212,792	198,520
Accrued participants' share	263,070	243,836
Income taxes payable	33,030	31,865
Advances and deferred revenues	65,051	82,156
Other liabilities	23,840	41,119

Total liabilities	1,754,508	1,433,682

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 500,000,000 shares authorized, 251,960,505 and 239,629,500 shares issued	2,520	2,396
Additional paid-in capital	3,914,923	3,717,767
Deficit	(1,345,812)	(1,203,565)
Accumulated other comprehensive loss	(18,361)	(27,116)
Less: treasury stock, at cost, 3,107,609 shares	(38,804)	—

Total stockholders’ equity	2,514,466	2,489,482

	$4,268,974	$3,923,164

The accompanying Notes to Consolidated Financial Statements  are an integral part of these consolidated statements.

METRO-GOLDWYN-MAYER INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2002	2001	2000
Revenues	$1,654,102	$1,387,531	$1,237,447
Expenses:
Operating	1,062,956	766,330	771,811
Selling, general and administrative	671,817	585,255	339,458
Severance and related recoveries	—	—	(3,715)
Depreciation and non-film amortization	20,467	32,952	28,648

Total expenses	1,755,240	1,384,537	1,136,202

Operating income (loss)	(101,138)	2,994	101,245
Other income (expense):
Gain on sale of equity interest in cable channel	32,514	—	—
Equity in net earnings (losses) of affiliates	13,561	(2,421)	1,953
Interest expense, net of amounts capitalized	(79,929)	(51,494)	(51,425)
Interest and other income, net	7,432	9,478	12,706

Total other expenses	(26,422)	(44,437)	(36,766)

Income (loss) from operations before provision for income taxes	(127,560)	(41,443)	64,479
Income tax provision	(14,687)	(14,297)	(13,480)

Net income (loss) before cumulative effect of accounting change	(142,247)	(55,740)	50,999
Cumulative effect of accounting change	—	(382,318)	—

Net income (loss)	$(142,247)	$(438,058)	$50,999

Income (loss) per share:
Basic:
Net income (loss) before cumulative effect of accounting change	$(0.57)	$(0.24)	$0.25
Cumulative effect of accounting change	—	(1.65)	—

Net income (loss)	$(0.57)	$(1.89)	$0.25

Diluted:
Net income (loss) before cumulative effect of accounting change	$(0.57)	$(0.24)	$0.24
Cumulative effect of accounting change	—	(1.65)	—

Net income (loss)	$(0.57)	$(1.89)	$0.24

Weighted average number of common shares outstanding:
Basic	248,355,556	232,082,403	204,797,589
Diluted	248,355,556	232,082,403	210,313,274

The accompanying Notes to Consolidated Financial Statements  are an integral part of these consolidated statements.

METRO-GOLDWYN-MAYER INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Preferred Stock		Common Stock		Add’l Paid-in Capital	Deficit	Compre- hensive Income (Loss)		Accum. Other Compre- hensive Income (Loss)	Less: Treasury Stock	Total Stockholders’ Equity
	No. of Shares	Par Value	No. of Shares	Par Value
Balance December 31, 1999	—	$—	201,419,331	$2,014	$2,931,004	$(816,506)	$		$316	$(4)	$2,116,824
Common stock issued to outside parties, net	—	—	5,363,800	54	133,330	—		—	—	—	133,384
Common stock issued to directors, officers and employees, net	—	—	434,454	4	8,277	—		—	—	4	8,285
Comprehensive income (loss):
Net income	—	—	—	—	—	50,999		50,999	—	—	50,999
Foreign currency translation adjustment	—	—	—	—	—	—		152	152	—	152
Unrealized gains on securities	—	—	—	—	—	—		43	43	—	43

Comprehensive income								51,194

Balance December 31, 2000	—	—	207,217,585	2,072	3,072,611	(765,507)		—	511	—	2,309,687
Preferred stock issued to Tracinda, net	15,715,667	157	—	—	324,843	—		—	—	—	325,000
Conversion of preferred stock into common stock	(15,715,667)	(157)	15,715,667	157	—	—		—	—	—	—
Common stock issued to outside parties, net	—	—	16,080,590	161	310,478	—		—	—	—	310,639
Common stock issued to directors, officers and employees, net	—	—	615,658	6	9,835	—		—	—	—	9,841
Comprehensive income (loss):
Net loss	—	—	—	—	—	(438,058)		(438,058)	—	—	(438,058)
Cumulative effect of accounting change	—	—	—	—	—	—		469	469	—	469
Unrealized loss on derivative instruments	—	—	—	—	—	—		(27,523)	(27,523)	—	(27,523)
Unrealized loss on securities	—	—	—	—	—	—		(240)	(240)	—	(240)
Foreign currency translation adjustments	—	—	—	—	—	—		(333)	(333)	—	(333)

Comprehensive loss								(465,685)

Balance December 31, 2001	—	—	239,629,500	2,396	3,717,767	(1,203,565)		—	(27,116)	—	2,489,482
Common stock issued to outside parties, net	—	—	10,550,000	106	164,665	—		—	—	—	164,771
Acquisition of treasury stock, at cost	—	—	—	—	—	—		—	—	(32,709)	(32,709)
Contribution of treasury stock to deferred compensation plan	—	—	—	—	—	—		—	—	(7,608)	(7,608)
Common stock issued to directors, officers and employees, net	—	—	1,781,005	18	32,491	—		—	—	1,513	34,022
Comprehensive income (loss):
Net loss	—	—	—	—	—	(142,247)		(142,247)	—	—	(142,247)
Unrealized gain on derivative instruments	—	—	—	—	—	—		13,195	13,195	—	13,195
Unrealized loss on securities	—	—	—	—	—	—		(585)	(585)	—	(585)
Change in unfunded pension obligation	—	—	—	—	—	—		(3,994)	(3,994)	—	(3,994)
Foreign currency translation adjustments	—	—	—	—	—	—		139	139	—	139

Comprehensive loss	—	—	—	—	—	—		(133,492)

Balance December 31, 2002	—	$—	251,960,505	$2,520	$3,914,923	$(1,345,812)		$—	$(18,361)	$(38,804)	$2,514,466

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

METRO-GOLDWYN-MAYER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2002	2001	2000
Operating activities:
Net income (loss)	$(142,247)	$(438,058)	$50,999
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	—	382,318	—
Additions to film costs, net	(468,083)	(391,633)	(810,956)
Amortization of film and television costs and participants’ share	798,411	548,742	665,148
Depreciation and amortization of property and equipment	20,467	18,218	13,913
Amortization of goodwill and deferred financing costs	16,637	21,439	20,994
Change in fair value of financial instruments	(462)	(292)	—
Stock contributions to employees, directors and employee savings plan	4,252	2,773	3,432
Provision for bad debt and other reserves	21,205	1,442	3,545
Loss on sale of marketable equity securities	—	—	1,265
(Gains) losses on equity investments, net	(13,561)	2,421	(1,953)
Gain on sale of cable channel	(32,514)	—	—
(Increase) decrease in accounts and contracts receivable and other assets	(171,169)	(35,739)	36,589
Decrease in accounts payable, accrued and other liabilities, accrued participants’ share and taxes	(105,940)	(97,983)	(152,518)
Decrease in advances and deferred revenues	(17,105)	(9,981)	(20,052)
Foreign currency exchange loss	1,330	148	7,135

Net cash provided by (used in) operating activities	(88,779)	3,815	(182,459)

Investing activities:
Sale of equity interest in cable channel	250,000	—	—
Dividends received from cable channels	30,000	—	—
Investments in and advances to affiliates	(9,376)	(834,882)	(1,247)
Purchases of short-term investments	(6,456)	—	—
Purchases of available-for-sale securities	—	—	(152,819)
Sales of available-for-sale securities	—	—	148,081
Additions to property and equipment	(23,055)	(9,905)	(12,259)

Net cash provided by (used in) investing activities	241,113	(844,787)	(18,244)

Financing activities:
Net proceeds from issuance of preferred stock to Tracinda	—	325,000	—
Net proceeds from issuance of equity securities to outside parties	164,771	310,639	133,384
Net proceeds from issuance of equity securities to related parties	2,154	7,068	4,849
Acquisition of treasury stock	(32,709)	—	—
Additions to borrowed funds	1,337,410	159,000	54,000
Repayments of borrowed funds	(1,016,871)	(34,766)	(63,121)
Financing costs and other	(16,823)	—	(3,267)

Net cash provided by financing activities	437,932	766,941	125,845

Net change in cash and cash equivalents from operating, investing and financing activities	590,266	(74,031)	(74,858)
Net increase (decrease) in cash due to foreign currency fluctuations	167	(411)	(215)

Net change in cash and cash equivalents	590,433	(74,442)	(75,073)
Cash and cash equivalents at beginning of the year	2,698	77,140	152,213

Cash and cash equivalents at end of the year	$593,131	$2,698	$77,140

The accompanying Notes to Consolidated Financial Statements

are an integral part of these consolidated statements.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

Note 1—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation.    The accompanying consolidated financial statements include the accounts of Metro-Goldwyn-Mayer Inc. (“MGM”), Metro-Goldwyn-Mayer Studios Inc. and its majority owned subsidiaries (collectively, “MGM Studios”) and Orion Pictures Corporation and its majority owned subsidiaries (collectively, “Orion”) (collectively, the “Company”). MGM is a Delaware corporation formed on July 10, 1996 specifically to acquire MGM Studios, and is majority owned by an investor group comprised of Tracinda Corporation and a corporation that is principally owned by Tracinda (collectively, “Tracinda”) and certain current and former executive officers of the Company. The acquisition of MGM Studios by MGM was completed on October 10, 1996, at which time MGM commenced principal operations. The acquisition of Orion was completed on July 10, 1997. The Company completed the acquisition of certain film libraries and film related rights that were previously owned by PolyGram N.V. and its subsidiaries (collectively, “PolyGram”) on January 7, 1999.

As permitted by the American Institute of Certified Public Accountant’s Statement of Position (“SOP”) 00-2, “Accounting by Producers or Distributors of Films,” the Company has presented unclassified consolidated balance sheets. For the years ended December 31, 2002 and 2001, exploitation costs are included in selling, general and administrative expenses. In prior years, the amortization of these costs are included in operating expenses, as these amounts were previously capitalized and amortized as part of film costs. See “New Accounting Pronouncements.”

Business.    The Company is engaged primarily in the development, production and worldwide distribution of theatrical motion pictures and television programs. The Company also distributes films produced or financed, in whole or in part, by third parties. Additionally, the Company holds equity interests in three domestic cable channels as well as various international cable channels. The Company’s business units have been aggregated into four reportable operating segments: feature films, television programming, cable channels and other operating activities (see Note 12). Operating units included in the other operating segment include consumer products, interactive media and music.

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

The success of the Company’s television programming also may be impacted by, among other factors, prevailing advertising rates, which are subject to fluctuation. Therefore, there is a substantial risk that some or all of the Company’s motion picture and television projects will not be commercially successful, resulting in costs not being recouped or anticipated profits not being realized.

Principles of Consolidation.    The consolidated financial statements include the accounts of MGM, MGM Studios, Orion and all of their majority-owned and controlled subsidiaries. The Company’s investments in related companies which represent a 20% to 50% ownership interest over which the Company has significant influence

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

but not control are accounted for using the equity method (see Note 4). All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents.    The Company considers all highly liquid debt instruments, purchased with an initial maturity of three months or less, to be cash equivalents. Included in other assets at December 31, 2002 and 2001 is approximately $5,066,000 and $4,127,000, respectively, of cash restricted by various escrow agreements. The Company has reclassified a $32,247,000 and $25,312,000 bank overdraft to accounts payable at December 31, 2002 and 2001, respectively. The carrying value of the Company’s cash equivalents approximated cost at each balance sheet date.

Short-Term Investments.    Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity. As of December 31, 2002, short-term investments consist of U.S. Treasury Bills of $6,488,000 with maturity terms ranging from 4 to 6 months.

Accounts and Contracts Receivable.    At December 31, 2002, accounts and contracts receivable aggregated $631,617,000 (before allowance for doubtful accounts), of which approximately $465,552,000 is due within one year and $327,107,000 is unbilled. Concentration of credit and geographic risk with respect to accounts receivable is limited due to the large number and general dispersion of accounts which constitute the Company’s customer base. The Company performs credit evaluations of its customers and in some instances requires collateral. At December 31, 2002 and 2001, there were no customers accounting for greater than ten percent of the Company’s accounts and contracts receivable.

Sales Returns.    In the home video market, the Company calculates an estimate of future product returns. In determining the estimate of product sales that will be returned, the Company performs an analysis that considers historical returns, changes in customer demand and current economic trends. Based on this information, a percentage of each sale is reserved provided that the customer has the right of return.

Revenue Recognition.    All revenue is recognized upon meeting all recognition requirements of SOP 00-2. Revenues from theatrical distribution of feature films are recognized on the dates of exhibition. Revenues from direct home video distribution are recognized, net of an allowance for estimated returns, together with related costs, in the period in which the product is available for sale by the Company’s customers. Under revenue sharing arrangements, the Company also participates in consumer rental revenues generated in the home video market by rental establishments and records revenues as earned. Revenues from television licensing, together with related costs, are recognized when the feature film or television program is initially available to the licensee for telecast. Payments received in advance of initial availability are classified as deferred revenue until all SOP 00-2 revenue recognition requirements have been met. As of December 31, 2002, deferred revenue primarily consists of advances related to the Company’s television licensing contracts under which the related product will become available in future periods. Long-term, non-interest-bearing receivables arising from licensing agreements are discounted to present value in accordance with Accounting Principles Board (“APB”) Opinion No. 21, “Interest on Receivables and Payables.”

Film and Television Costs.    Except for purchase accounting adjustments, film costs include the costs of production, capitalized overhead and interest. These costs, as well as participations and talent residuals, are

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

charged against earnings on an individual film basis in the ratio that the current year’s gross film revenues bear to management’s estimate of total remaining ultimate gross film revenues as of the beginning of the current year from all sources (the “individual film forecast method”). The cost allocated to films revalued in purchase accounting (including the MGM, Orion and PolyGram film libraries) is being amortized over their estimated economic lives not to exceed 20 years.

Beginning January 1, 2001, under SOP 00-2 (see “New Accounting Pronouncements”), exploitation costs, including advertising and marketing costs, are being expensed as incurred. The Company incurred advertising and marketing costs of approximately $410,000,000 and $346,000,000, respectively, for the years ended December 31, 2002 and 2001. Theatrical print costs are being amortized over the periods of theatrical release of the respective territories and are included in operating expenses. Under accounting rules in effect for periods prior to January 1, 2001, such costs were capitalized as a part of film costs and amortized over the life of the film using the individual film forecast method.

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

The Company also maintains home video product in inventory which primarily consists of digital video discs and videocassette tapes and are stated at the lower of cost or market.

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

Goodwill.    Beginning January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (see “New Accounting Pronouncements”). According to this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value based test. Fair value for goodwill is based on discounted cash flows, market multiples and/or appraised values as appropriate. Under SFAS No. 142, the carrying value of assets are calculated at the lowest level for which there are identifiable cash flows, which include feature film operations, television programming operations, cable channels and other businesses (consumer products, music and interactive operations). SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. Upon adoption and during 2002, the Company completed an impairment review and did not recognize any impairment of goodwill and other intangible assets already included in the financial statements. The Company expects to receive future benefits from previously acquired goodwill over an indefinite period of time. Accordingly,

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

beginning January 1, 2002, the Company has foregone all related amortization expense. Since the Company is recording its equity in net earnings of the Cable Channels (see Note 4) on a one-quarter lag, amortization of goodwill of the Cable Channels ($9,528,000 for the quarter ended March 31, 2002) is not included in the calculation of the Company’s equity in the net earnings in this investment commencing on April 1, 2002. Prior to January 1, 2002, the Company amortized goodwill over an estimated useful life of 40 years (20 years for the Cable Channels) using the straight-line method. Amortization expense, including amounts related to equity investees, totaled $9,528,000, $34,117,000 and $15,064,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Accumulated amortization of goodwill was $71,037,000 as of December 31, 2001.

For the years ended December 31, 2002, 2001 and 2000, the reconciliation of reported net income (loss) and net income (loss) per share to adjusted net income (loss) and adjusted net income (loss) per share reflecting the elimination of goodwill amortization is as follows (in thousands, except per share data, unaudited):

	Year Ended December 31,
	2002	2001	2000	2002	2001	2000
	Net Income (Loss)			Per Share Data
Net income (loss) before cumulative effect of accounting change, as reported	$(142,247)	$(55,740)	$50,999	$(0.57)	$(0.24)	$0.25
Elimination of goodwill amortization	—	14,734	14,734	—	0.06	0.07
Elimination of goodwill amortization related to equity investees	9,528	19,383	330	0.04	0.08	0.00

Net income (loss) before cumulative effect of accounting change, as adjusted	$(132,719)	$(21,623)	$66,063	$(0.53)	$(0.10)	$0.32

Net income (loss), as reported	$(142,247)	$(438,058)	$50,999	$(0.57)	$(1.89)	$0.25
Elimination of goodwill amortization	—	14,734	14,734	—	0.06	0.07
Elimination of goodwill amortization related to equity investees	9,528	19,383	330	0.04	0.08	0.00

Net income (loss), as adjusted	$(132,719)	$(403,941)	$66,063	$(0.53)	$(1.75)	$0.32

Due to the one-quarter lag in reporting of the Cable Channels, operating results for the the year ended December 31, 2002 were reduced by amortization of goodwill of $9,528,000.

Income Taxes.    In accordance with SFAS No. 109, “Accounting for Income Taxes,” deferred tax assets and liabilities are recognized with respect to the tax consequences attributable to differences between the financial statement carrying values and tax basis of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. Further, the effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment date.

Foreign Currency Translation.    Foreign subsidiary assets and liabilities are translated into United States dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses of foreign subsidiaries are translated into United States dollars at the average exchange rates that prevailed during the period. The gains or losses that result from this process are included as a component of the accumulated other comprehensive income balance in stockholders’ equity. Foreign currency denominated transactions are recorded at the exchange rate in effect at the time of occurrence, and the gains or losses resulting from subsequent translation at current exchange rates are included in the accompanying statements of operations.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments.    The carrying values of short-term trade receivables and payables approximate their estimated fair values because of the short maturity of these instruments. The carrying values of receivables with maturities greater than one year have been discounted at LIBOR plus 2.75 percent (approximately four percent and five percent at December 31, 2002 and 2001, respectively), which approximates the Company’s current effective borrowing rates, in accordance with APB Opinion No. 21.

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks. The Company enters into interest rate swaps to lower funding costs, to diversify sources of funding, or to alter interest rate exposures arising from differences between assets and liabilities. Interest rate swaps allow the Company to raise long-term borrowings at floating rates and effectively swap them into fixed rates that are lower than those available to the Company if fixed-rate borrowings were made directly. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. Additionally, in certain instances, we enter into foreign currency exchange forward contracts in order to reduce exposure to changes in foreign currency exchange rates that affect the value of our firm commitments and certain anticipated foreign currency cash flows. See “New Accounting Pronouncements.”

Earnings Per Share.    The Company computes earnings per share in accordance with SFAS No. 128, “Earnings Per Share” (“EPS”). The weighted average number of shares used in computing basic earnings or loss per share was 248,355,556, 232,082,403 and 204,797,589 in the years ended December 31, 2002, 2001 and 2000, respectively. Dilutive securities of 5,515,685 related to stock options have been included in the calculation of diluted EPS for the year ended December 31, 2000. Dilutive securities of 1,000,720 and 3,248,176 are not included in the calculation of diluted EPS in the years ending December 31, 2002 and 2001, respectively, because they are antidilutive. Additionally, potentially dilutive securities of 30,850,065, 10,811,375 and 9,668,136 have not been included in the calculation of diluted EPS in the years ended December 31, 2002, 2001 and 2000, respectively, because their exercise prices are greater than the average market price of the Company’s common stock during the periods.

Comprehensive Income (Loss).    The Company computes comprehensive income pursuant to SFAS No. 130, “Reporting Comprehensive Income.” This statement establishes standards for the reporting and display of comprehensive income and its components in financial statements and thereby reports a measure of all changes in equity of an enterprise that result from transactions and other economic events other than transactions with owners. Total comprehensive income (loss) for the Company includes net income (loss) and other comprehensive income items, including unrealized loss on derivative instruments, unrealized gain (loss) on securities, changes in unfunded pension plan obligations and cumulative foreign currency translation adjustments. Components of other comprehensive income (loss) are shown below (in thousands):

	Year Ended December 31,
	2002	2001	2000
Net income (loss)	$(142,247)	$(438,058)	$50,999
Other comprehensive income (loss):
Cumulative effect of accounting change for derivative Instruments	—	469	—
Unrealized gain (loss) on derivative instruments	13,195	(27,523)	—
Unrealized gain (loss) on securities	(585)	(240)	43
Unfunded pension plan obligation	(3,994)	—	—
Cumulative foreign currency translation adjustments	139	(333)	152

Total comprehensive income (loss)	$(133,492)	$(465,685)	$51,194

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of accumulated other comprehensive income (loss) are shown below (in thousands):

	Unrealized Loss on Derivative Instruments	Unrealized Gain (Loss) on Securities	Unfunded Pension Plan Obligation	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2000	$—	$43	$—	$468	$511
Cumulative effect of accounting change	469	—	—	—	469
Current year change	(27,523)	(240)	—	(333)	(28,096)

Balance at December 31, 2001	(27,054)	(197)	—	135	(27,116)
Current year change	13,195	(585)	(3,994)	139	8,755

Balance at December 31, 2002	$(13,859)	$(782)	$(3,994)	$274	$(18,361)

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

New Accounting Pronouncements.    In June 2000, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 139, “Rescission of FASB Statement No. 53 and Amendments to FASB Statements No. 63, 89 and 121,” which, effective for financial statements for fiscal years beginning after December 15, 2000, rescinds SFAS No. 53, “Financial Reporting by Producers and Distributors of Motion Picture Films.” The companies that were previously subject to the requirements of SFAS No. 53 now follow the guidance in SOP 00-2 issued in June 2000. SOP 00-2 establishes new accounting and reporting standards for all producers and distributors that own or hold the rights to distribute or exploit films. SOP 00-2 provides that the cumulative effect of changes in accounting principles caused by its adoption should be included in the determination of net income in conformity with APB Opinion No. 20, “Accounting Changes.” The Company adopted SOP 00-2 on January 1, 2001 and recorded a one-time, non-cash cumulative effect charge to earnings of $382,318,000, primarily to reduce the carrying value of its film and television costs. The new rules also require that advertising costs be expensed as incurred as opposed to the old rules which generally allowed advertising costs to be capitalized as part of film costs and amortized using the individual film forecast method. Due to the significant advertising costs incurred in the early stages of a film’s release, the Company anticipates that the new rules will significantly impact its results of operations for the foreseeable future. Additionally, under SFAS No. 53, the Company classified additions to film costs as an investing activity in the Statements of Cash Flows. In accordance with SOP 00-2, the Company now classifies additions to film costs as an operating activity.

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

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” According to this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value based test. Under SFAS No. 142, the carrying value of assets are calculated at the lowest level for which there are identifiable cash flows, which include feature film operations, television programming operations, cable channels and other businesses (consumer products, music and interactive operations). The Company adopted SFAS No. 142 beginning January 1, 2002, and upon adoption the Company did not recognize any impairment of goodwill and other intangible assets already included in the financial statements. The Company expects to receive future benefits from previously acquired goodwill over an indefinite period of time. Accordingly, beginning January 1, 2002, the Company has foregone all related amortization expense.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will implement SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. The Company has not yet determined whether they will voluntarily change to the fair value based method of accounting for stock-based employee compensation.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2—Severance and Other Related Costs

In June 1999, the Company incurred $85,171,000 of severance and other related costs, as well as the estimated costs of withdrawing from the Company’s arrangements with United International Pictures B.V. (“UIP”) on November 1, 2000. The severance charge in 1999 included the termination of 46 employees, including the Company’s former Chairman and Vice Chairman, across all divisions of the Company.

In June 2000, the Company reduced previously charged reserves by $5,000,000 due to a negotiated settlement with UIP regarding the Company’s withdrawal from the joint venture. Additionally, in June 2000, the Company incurred severance and other related charges of $1,285,000 related to the closure of a foreign sales office.

As of December 31, 2002, the Company has paid $54,844,000 of the severance and other related costs. In January and February 2002, in accordance with certain agreements with the Company’s former Chairman and Vice Chairman, $16,964,000 of the severance and related costs were converted into 863,499 shares of common stock of the Company.

Note 3—Film and Television Costs

Film and television costs, net of amortization, are summarized as follows (in thousands):

	December 31, 2002	December 31, 2001
Theatrical productions:
Released	$3,984,330	$3,515,842
Less: accumulated amortization	(2,593,626)	(2,117,116)

Released, net	1,390,704	1,398,726
Completed not released	34,521	99,142
In production	188,188	242,621
In development	28,745	31,931

Subtotal: theatrical productions	1,642,158	1,772,420

Television programming:
Released	936,440	861,826
Less: accumulated amortization	(738,164)	(626,686)

Released, net	198,276	235,140
In production	29,224	25,968
In development	1,034	1,749

Subtotal: television programming	228,534	262,857

	$1,870,692	$2,035,277

Interest costs capitalized to theatrical productions were $14,520,000, $23,466,000 and $15,453,000 during the years ended December 31, 2002, 2001 and 2000, respectively.

Based on the Company’s estimates of projected gross revenues as of December 31, 2002, approximately 17 percent of completed film costs are expected to be amortized over the next twelve months, and approximately $210,000,000 of accrued participants’ share as of December 31, 2002 will be paid in the next twelve months. Additionally, approximately 68 percent of unamortized film costs applicable to released theatrical films and

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

television programs, excluding acquired film libraries, will be amortized during the three years ending December 31, 2005, and 82 percent will be amortized by December 31, 2007. For acquired film libraries, approximately $1.0 billion of net film costs as of December 31, 2002 remain to be amortized under the individual film forecast method over an average remaining life of 14 years.

Note 4—Investments In and Advances to Affiliates

Investments are summarized as follows (in thousands):

	December 31, 2002	December 31, 2001
Domestic cable channels	$595,457	$822,502
Foreign cable channels	15,697	15,351
Joint ventures	8,828	7,039
Others	150	150

	$620,132	$845,042

Domestic Cable Channels.    On April 2, 2001, the Company invested $825,000,000 in cash for a 20 percent interest in two general partnerships which own and operate the American Movie Classics, the Independent Film Channel and WE: Women’s Entertainment (formerly Romance Classics) and, until recently, Bravo, cable channels, collectively referred to as the “Cable Channels.” These partnerships were wholly-owned by Rainbow Media Holdings, Inc. (“Rainbow Media”), a 74 percent subsidiary of Cablevision Systems Corporation (“Cablevision”). The proceeds of the $825,000,000 investment were used as follows: (i) $365,000,000 was used to repay bank debt of the partnerships; (ii) $295,500,000 was used to repay intercompany loans from Cablevision and its affiliates; and (iii) $164,500,000 was added to the working capital of the partnerships. The Company financed the investment through the sale of equity securities (see Note 8), which provided aggregate net proceeds of approximately $635,600,000, and borrowings under the Company’s credit facilities. Based upon certain assumptions that management of the Company believes are reasonable, the Company’s determination of the difference between the Company’s original cost basis in their investment in the Cable Channels and the Company’s share of the underlying equity in net assets (referred to as “intangible assets”) was approximately $762,000,000 (after amortization of goodwill and the sale of the Bravo cable channel discussed below, the difference between our cost basis and our share of the underlying equity in net assets is approximately $530 million).

On December 5, 2002, the Company and Cablevision, together with an affiliate of Cablevision, sold their ownership interests in the Bravo cable channel (“Bravo”) to an affiliate of the National Broadcasting Company (“NBC”) for $1.25 billion. The proceeds were divided between Cablevision and the Company in accordance with their 80 percent and 20 percent ownership interests in Bravo. The Company received $250,000,000 in cash from an affiliate of NBC for its interest in Bravo, and recorded a gain of $32,514,000 on the sale.

The Company is accounting for its remaining investment in the Cable Channels in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” In accordance with APB Opinion No. 18, management continually reviews its equity investments to determine if any permanent impairment has occurred. If, in management’s judgment, an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings. Such determination is dependent on the specific facts and circumstances, including the financial condition of the investee, subscriber demand and growth, demand for advertising time and space, the intent and ability to retain the investment, and general economic conditions in the areas in which the investee operates. As of December 31, 2002, management has determined that there have been no impairments.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to the requirements of APB No. 18, the Company is recording its share of the earnings and losses in the Cable Channels based on the most recently available financial statements received from the Cable Channels. Due to a lag in the receipt of the financial statements from the Cable Channels, the Company is reporting its interest in the Cable Channels on a one-quarter lag. Summarized financial information for the Cable Channels as of September 30, 2002, and for the year ended September 30, 2002, were as follows (in thousands):

As of September 30, 2002:
Current assets	$422,427
Non-current assets	$589,897
Current liabilities	$149,928
Non-current liabilities	$291,082
For the year ended September 30, 2002:
Revenues, net	$476,703
Operating income	$143,341
Net income	$143,300

In the year ended December 31, 2002, the Company’s share of the Cable Channels’ net operating results was a profit of $20,627,000 (of which a profit of $5,829,000 pertained to Bravo). Due to the one quarter lag in reporting of the Cable Channels, the results for the year ended December 31, 2002 were reduced by the amortization of goodwill of $9,528,000 for the period from January 1 to March 31, 2002 (see Note 1). In the year ended December 31, 2001, the Company’s share of the Cable Channel’s net operating results was a loss of $2,845,000 (of which a loss of $118,000 pertained to Bravo), which included goodwill amortization of $19,050,000.

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

Foreign Cable Channels.    In May 1998, the Company acquired a 50 percent interest in a Latin American cable programming joint venture, MGM Networks Latin America (“MGM Latin America”), for certain assets contributed by the Company to the joint venture. The Company shares equally in the profits of the venture and is obligated to fund 50 percent of the joint venture’s expenses up to a maximum of approximately $25,250,000, of which the Company had funded approximately $24,800,000 as of December 31, 2002. The Company’s share of

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MGM Latin America’s losses in the years ended December 31, 2002, 2001 and 2000 were $2,672,000, $1,592,000 and $3,388,000, respectively.

Additionally, the Company holds minority equity interests in various television channels located in certain international territories for which the Company realized its share of the channels’ net operating results, which aggregated a net loss of $265,000 in the year ended December 31, 2002 and a net profit of $3,476,000 and $5,341,000 in the years ended December 31, 2001 and 2000, respectively.

Joint Ventures.    On August 13, 2001, the Company, through its wholly-owned subsidiary, MGM On Demand Inc., acquired a 20 percent interest in a joint venture established to create an on-demand movie service to offer a broad selection of theatrically-released motion pictures via digital delivery for broadband internet users in the United States. Other partners in the joint venture include Sony Pictures Entertainment, Universal Studios, Warner Bros. and Paramount Pictures. The Company has funded $11,609,000 for its equity interest and its share of operating expenses of the joint venture as of December 31, 2002. The Company financed its investment through borrowings under its credit facilities. The Company is committed to fund its share of the operating expenses of the joint venture, as required. The Company is accounting for its interest in the joint venture under the equity method. In the years ended December 31, 2002 and 2001, the Company recognized a net loss of $3,352,000 and $446,000 for its share of the operating results of the joint venture.

In February 2002, the Company, through its wholly-owned subsidiary, MGM Domestic Television Distribution Inc., and NBC Enterprises, Inc. formed a new media sales company, MGM-NBC Media Sales, LLC (“MGM-NBC Media Sales”), to distribute off-network feature film and television series and first-run syndication programming from each company in the television barter sales markets. The joint venture recognizes income from distribution fees of ten percent earned on each company’s barter sales, and incurs overhead costs to operate the joint venture, which are shared between the companies. Each company is entitled to its share of the net profits or losses of MGM-NBC Media Sales based on a contractual formula as specified in the agreement. In the year ended December 31, 2002, the Company recognized a profit of $243,000 for its share of the operating results of the joint venture.

On March 27, 2002, the Company, through its wholly-owned subsidiary, MGM Digital Development Inc. (“MGM Digital”), acquired a one-seventh interest in NDC, LLC (“NDC”), a partnership created with the six other major studios to (i) develop and/or ratify standards for digital motion picture equipment and for digital cinema technology to be used in the delivery of high quality in-theatre digital cinema, and (ii) update and deploy a limited amount of new digital motion picture equipment in theatres. MGM Digital contributed $979,000 for its initial interest in NDC. The agreement has an initial term expiring on March 27, 2004. In the year ended December 31, 2002, the Company recognized a loss of $1,020,000 representing its aggregate investment in the joint venture.

Other Investments.    Until November 1, 2000, distribution in foreign theatrical and certain pay television markets was performed by United International Pictures (“UIP”), in which the Company had a one-third interest. The Company included in its financial statements the revenues and related costs associated with its films distributed by UIP. The distribution fees paid to UIP by the Company are included in film and television production and distribution expense.

On November 1, 2000, the Company contracted with Twentieth Century Fox Film Corporation (“Fox”) for distribution of the Company’s film releases in international theatrical and non-theatrical markets in territories in which the Company owns or controls the right to perform distribution services in such territories. Under the terms of the agreement, the Company pays Fox a distribution fee based on gross film rentals. The Company has

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the option to terminate the agreement on January 31, 2004 for a fee ranging from $10,000,000 to $15,000,000, which includes any distribution fees owed to Fox for the year prior to the termination date.

Note 5—Property and Equipment

Property and equipment are summarized as follows (in thousands):

	December 31, 2002	December 31, 2001
Leasehold improvements	$38,853	$28,081
Furniture, fixtures and equipment	79,858	68,115

	118,711	96,196
Less accumulated depreciation and amortization	(77,314)	(57,359)

	$41,397	$38,837

Note 6—Bank and Other Debt

Bank and other debt is summarized as follows (in thousands):

	December 31, 2002	December 31, 2001
Revolving Facility	$—	$159,000
Term Loans	1,150,000	668,500
Capitalized lease obligations and other borrowings	6,725	8,686

	$1,156,725	$836,186

On June 11, 2002, the Company entered into a third amended and restated credit facility with a syndicate of banks, which amended a pre-existing credit facility, aggregating $1.75 billion (the “Amended Credit Facility”) consisting of a five-year $600,000,000 revolving credit facility (the “Revolving Facility”), a five-year $300,000,000 term loan (“Tranche A Loan”) and a six-year $850,000,000 term loan (“Tranche B Loan”) (collectively, the “Term Loans”). The Revolving Facility and the Tranche A Loan bear interest at 2.75 percent over the Adjusted LIBOR rate, as defined (4.14 percent at December 31, 2002). The Tranche B Loan bears interest at 3.00 percent over the Adjusted LIBOR rate (4.39 percent at December 31, 2002). Scheduled amortization of the Term Loans under the Amended Credit Facility is $16,411,000 in 2003, $65,643,000 in each of 2004, 2005 and 2006, $122,786,000 in 2007 and $813,875,000 in 2008. The Revolving Facility matures on June 30, 2007. In connection with the amendment of the pre-existing credit facility, the Company expensed previously deferred financing costs aggregating approximately $12,000,000, which have been included in interest expense for the year ended December 31, 2002.

The Company’s borrowings under the Amended Credit Facility are secured by substantially all the assets of the Company, with the exception of the copyrights in the James Bond series of motion pictures. The Amended Credit Facility contains various covenants including limitations on dividends, capital expenditures and indebtedness, and the maintenance of certain financial ratios. The Amended Credit Facility limits the amount of the investment in the Company which may be made by MGM Studios and Orion in the form of loans or advances, or purchases of capital stock of the Company, up to a maximum aggregate amount of $500,000,000 (or a maximum aggregate amount of $300,000,000 in the event that MGM Studios elects to release its entire investment in the Cable Channels from the loan collateral, as permitted under the Amended Credit Facility). As

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of December 31, 2002, $38,804,000 was loaned to MGM by MGM Studios to fund the purchase of treasury stock by MGM (see Note 8). Restricted net assets of MGM Studios and Orion at December 31, 2002 are approximately $2.0 billion. As of December 31, 2002, the Company was in compliance with all applicable covenants.

Production loans and other borrowings.    Production loans and other borrowings relate principally to individual bank loans to fund production costs, contractual liabilities and capitalized lease obligations.

Maturity schedule.    See Note 13 for maturity schedule for credit facilities, lease and other borrowings as of December 31, 2002.

Note 7—Financial Instruments

The Company is exposed to the impact of interest rate changes as a result of its variable rate long-term debt. Accordingly, the Company had previously entered into three-year fixed interest rate swap agreements whereby the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate amounts calculated by reference to an agreed notional principal amount. The swap agreements aggregate a notional value of $565,000,000 at an average rate of approximately 5.94 percent and expire in July 2003. Because these swap agreements carry interest rates that currently exceed the Company’s borrowing rates under the Amended Credit Facility (see Note 6), the Company will recognize additional interest costs, which will be charged against future earnings. The Company has also entered into additional interest rate swap agreements for a notional value of $100,000,000 at an average pay rate of approximately 2.34 percent, which expired in January 2003. As of December 31, 2002, the Company would be required to pay approximately $13,929,000 if all such swap agreements were terminated, and this amount has been included in other liabilities and accumulated other comprehensive income (loss).

The Company is subject to market risks resulting from fluctuations in foreign currency exchange rates because approximately 25 percent of the Company’s revenues are denominated, and the Company incurs certain operating and production costs, in foreign currencies. In certain instances, the Company enters into foreign currency exchange forward contracts in order to reduce exposure to changes in foreign currency exchange rates that affect the value of the Company’s firm commitments and certain anticipated foreign currency cash flows. The Company currently intends to continue to enter into such contracts to hedge against future material foreign currency exchange rate risks. As of December 31, 2002, the Company has outstanding foreign currency forward contracts aggregating Canadian $8,500,000 and EUR 213,000. As of December 31, 2002, the Company would be entitled to receive approximately $52,000 if all such foreign currency forward contracts were terminated, and this amount has been included in other assets and accumulated other comprehensive income (loss).

Note 8—Stockholders’ Equity

Private Placements.    On May 26, 2000, pursuant to a Form S-3 shelf registration statement (the “Shelf Registration Statement”) filed with the Securities and Exchange Commission, the Company completed the sale of 4,890,000 shares of the Common Stock at $25 per share to various third party investors for aggregate net proceeds of $121,539,000. On August 15, 2000, the Company, pursuant to the Shelf Registration Statement, issued an additional 473,800 shares of the Common Stock at $25 per share to third party investors for aggregate net proceeds of $11,845,000.

In February and March 2001, pursuant to the Shelf Registration Statement, the Company issued 16,080,590 shares of the Common Stock for aggregate net proceeds of $310,639,000. On April 2, 2001, the Company used the net proceeds from these sales to partially finance its investment in the Cable Channels (see Note 4).

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 18, 2002, pursuant to the Shelf Registration Statement, the Company completed the sale of 10,550,000 shares of common stock of the Company at $16.50 per share, less an underwriting discount of $0.825 per share, in an underwritten public offering for aggregate net proceeds of $164,771,000. The Company used the net proceeds from the stock offering for general corporate purposes, including reduction of the revolving portion of its credit facility and financing of business operations.

Sale of Preferred Stock to Tracinda.    On February 7, 2001, the Company sold 15,715,667 shares of Series B preferred stock (“Preferred Stock”) to Tracinda for net proceeds of $325,000,000. On April 2, 2001, the Company used the net proceeds of this sale to partially finance its investment in the Cable Channels. On May 2, 2001, upon approval of the stockholders of the Company, the Preferred Stock was converted into 15,715,667 shares of the Common Stock of the Company. Tracinda currently beneficially owns approximately 67.3 percent of the Company’s outstanding Common Stock.

Treasury Stock.    On January 3, 2002, certain Senior Executives of the Company, pursuant to the conversion of bonus interests payable under a Senior Management Bonus Plan, contributed 383,940 shares of the Company’s common stock valued at $7,608,000 to a senior executive deferred compensation plan. These shares have been classified as treasury stock.

On July 26, 2002, the Company announced a share repurchase program authorizing the Company to purchase up to 10,000,000 shares of its common stock. The Company intends to fund the repurchase program from available cash on hand. As of December 31, 2002, the Company had repurchased 2,866,800 shares of common stock at an aggregate cost of $32,709,000.

Stock Options.    Commencing in August 2002, Celsus Financial Corp., an entity wholly-owned by a director of the Company, exercised options to acquire 177,814 shares of the Company’s common stock (as adjusted) at an exercise price of $5.63 per share (as adjusted).

1996 Incentive Plan.    The Company has an Amended and Restated 1996 Stock Incentive Plan (the “1996 Incentive Plan”), which allows for the granting of stock awards aggregating not more than 36,000,000 shares. Awards under the 1996 Incentive Plan are generally not restricted to any specific form or structure and may include, without limitation, qualified or non-qualified stock options, incentive stock options, restricted stock awards and stock appreciation rights (collectively, “Awards”). Awards may be conditioned on continued employment, have various vesting schedules and accelerated vesting and exercisability provisions in the event of, among other things, a change in control of the Company. Outstanding stock options under the 1996 Incentive Plan generally vest over a period of five years and are not exercisable until vested.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock option transactions under the 1996 Incentive Plan were as follows:

	December 31, 2002		December 31, 2001		December 31, 2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	25,163,418	$20.30	23,675,034	$21.01	21,396,307	$20.52
Granted	5,027,300	$15.65	3,423,100	$18.05	3,116,082	$22.92
Exercised	(79,748)	$14.47	(468,905)	$14.80	(330,802)	$14.66
Cancelled or expired	(352,105)	$18.98	(1,465,811)	$28.66	(506,553)	$16.08

Options outstanding at end of year	29,758,865	$19.54	25,163,418	$20.30	23,675,034	$21.01

Options exercisable at end of year	16,905,382	$20.13	12,427,343	$19.83	9,457,039	$19.86

The following table summarizes information about the outstanding options as of December 31, 2002 under the 1996 Incentive Plan:

Exercise price	Outstanding Number of Options	Weighted Average Remaining Contractual Life
$10.89–$11.38	654,480	8.87
$14.90	12,384,937	5.99
$15.19–$19.94	6,869,540	8.67
$20.00–$26.63	3,249,908	7.41
$30.00	6,600,000	6.35

	29,758,865

The Company applies APB Opinion No. 25, “Accounting For Stock Issued to Employees,” and related interpretations in accounting for its plan. Had compensation cost for the plan been determined consistent with FASB Statement No. 123, the Company’s net income (loss) would have been the following pro forma amounts (in thousands, except per share data):

	Year Ended December 31,
	2002	2001	2000
Net income (loss):
As reported	$(142,247)	$(438,058)	$50,999
Pro forma	$(189,465)	$(479,245)	$16,721
Basic income (loss) per share:
As reported	$(0.57)	$(1.89)	$0.25
Pro forma	$(0.76)	$(2.06)	$0.08
Diluted income (loss) per share:
As reported	$(0.57)	$(1.89)	$0.24
Pro forma	$(0.76)	$(2.06)	$0.08

The fair value of each option grant was estimated using the Black-Scholes model based on the following assumptions: the weighted average fair value of stock options granted in the year ended December 31, 2002,

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2001 and 2000 was $7.31, $9.26 and $12.54, respectively. The dividend yield was 0 percent in all periods, and expected volatility was 51.0 percent, 53.5 percent and 56.3 percent for the years ended December 31, 2002, 2001 and 2000, respectively. Also, the calculation uses a weighted average expected life of 5.0 years in each year, and a weighted average assumed risk-free interest rate of 4.4 percent, 4.6 percent and 6.2 percent for the years ended December 31, 2002, 2001 and 2000, respectively.

Senior Management Bonus Plan and Other Options.    The Company has a Senior Management Bonus Plan (the “Senior Management Bonus Plan”) under which 2,420,685 bonus interests (“Bonus Interests”) were granted to certain senior employees. Subject to certain vesting and other requirements, each Bonus Interest held by the Executive Repricing Participants entitles the holder to receive a cash payment if (a) the sum of the average closing price of Common Stock during the 20 trading days plus, in certain circumstances, per share distributions on the Common Stock (together, the “Price”) preceding a Determination Date, as defined, is greater than (b) $14.90 and less than $29.80 (adjusted for stock splits, reverse stock splits and similar events). With respect to Bonus Interests held by all others, each Bonus Interest entitles the holder to receive a cash payment if the Price preceding a Determination Date, as defined, is greater than $24.00 and less than $48.00 (adjusted for stock splits, reverse stock splits and similar events). The cash payment will be equal to (i) the vested portion of the Bonus Interest at the Determination Date multiplied by (ii) the amount by which the Price at the Determination Date is less than $29.80, with respect to Executive Repricing Participants, or $48.00 with respect to all others, multiplied by (iii) 1.61, with respect to the Executive Repricing Participants only (in each case, a maximum of $24.00 per Bonus Interest). Once a payment is made in respect of the vested portion of a Bonus Interest, no further payment is due in respect of that portion. If at any Determination Date the Price equals or exceeds $29.80, with respect to Executive Repricing Participants, or $48.00, with respect to all others, no payments will thereafter be due in respect of any then-vested portion of a Bonus Interest. Bonus Interests vested 20 percent at October 1, 1997 and  1/60 each month thereafter.

On October 23, 2001, the Company entered into agreements with certain executives who are participants in the Senior Management Bonus Plan, pursuant to which such executives agreed to accept in lieu of cash amount otherwise payable with respect to the December 31, 2001 Determination Date, shares of the Common Stock of the Company, as determined by dividing such cash amount by the fair market value of the Common Stock (as defined). On January 2, 2002, 383,940 shares of the Common Stock were issued pursuant to these agreements. The shares issued in accordance with the agreements were deferred pursuant to the Amended and Restated MGM Deferred Compensation Plan and are not transferable by any such executive during the holding period which ends the earlier of (i) January 1, 2003, (ii) the date such executive ceases to be employed by the Company, or (iii) a designated change in control, as defined. In addition, on November 21, 2001 and February 15, 2002 the Company entered into similar agreements with three former executives who also held bonus interests under the Senior Management Bonus Plan. The 1,022,813 shares of the Common Stock issued to such former executives in accordance with the aforementioned agreement were sold on the open market in accordance with a trading plan that complies with the Securities Exchange Act of 1934, as amended, or pursuant to a Registration Statement on Form S-3 filed with the Securities and Exchange Commission.

At December 31, 2002, there were 187,853 Bonus Interests outstanding, all of which are vested.

Pursuant to an employment termination agreement, in August 1999 the Company repriced stock options of a former executive officer aggregating 1,745,680 shares. Such options were repriced to $14.90 and became fully vested and exercisable. These options are being accounted for as a variable option grant.

During the year ended December 31, 2002, the Company recognized a benefit under these plans of $12,111,000 due to the decrease in the market price of the Company’s common stock. The Company has

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expensed $4,371,000 and $2,650,000 for obligations under these plans for the years ended December 31, 2001 and 2000, respectively. There are no amounts accrued under these plans at December 31, 2002. At December 31, 2001, the Company had accrued $45,814,000 for these obligations.

Employee Incentive Plan.    In January 2000 the Company approved the adoption of an employee incentive plan (the “Employee Incentive Plan”) for eligible employees (the “Participants”), subject to stockholder approval, which was obtained May 4, 2000. In the case of certain named executive officers of the Company (the “Named Executive Officers”), bonus awards are determined solely by the Compensation Committee of the Board of Directors (the “Committee”) as follows: (i) objective performance goals, bonus targets and performance measures are pre-established by the Committee at a time when the actual performance relative to the goal remains substantially uncertain and may be based on such objective business criteria as the Committee may determine, including film performance and EBITDA, among others; (ii) the Committee may exercise discretion to reduce an award to a Named Executive Officer by up to 25% so long as such reduction does not result in an increase in the amount of the bonus of any other Participant; and (iii) prior to the payment of any bonus to any of the Named Executive Officers, the Committee will certify to the Company’s Board of Directors or the Executive Committee that the objective pre-established performance goals upon which such bonus is based have been attained and that the amount of each bonus has been determined solely on the basis of the attainment of such goals (subject to the exercise of the negative discretion discussed above). The Company has expensed $2,750,000 and $13,335,000 for obligations under this plan for the years ended December 31, 2002 and 2001, respectively.

Additionally, the Company issued a stock bonus to certain employees aggregating $2,154,000 in the year ended December 31, 2000.

Note 9—Income Taxes

The Company’s domestic and foreign tax liability balances consist of the following (in thousands):

	December 31, 2002	December 31, 2001
Current	$33,030	$31,865
Deferred	—	—

	$33,030	$31,865

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax effects of temporary differences between book value and tax basis of assets and liabilities are as follows (in thousands):

	December 31, 2002	December 31, 2001
Deferred tax assets:
Film and television costs	$379,984	$289,621
Participations and residuals payable	33,037	28,924
Reserves and investments	59,438	61,897
Net miscellaneous tax assets	44,422	48,281
Operating loss carryforwards	181,970	161,122

Subtotal, gross deferred tax assets	698,851	589,845
Valuation allowance	(443,157)	(372,542)

Total deferred tax assets	255,694	217,303

Deferred tax liabilities:
Film revenue	(73,266)	(48,498)
Purchased film costs	(21,415)	(23,794)
Goodwill	(13,553)	(9,839)
Acquired partnership interests	(147,460)	(135,172)

Total deferred tax liabilities	(255,694)	(217,303)

Net deferred tax liability	$—	$—

At December 31, 2002, the Company and its subsidiaries for U.S. federal income tax purposes had a net operating loss carryforward of $466,589,000, which expires in various years between 2011 and 2022. Under U.S. tax rules enacted in 1997, net operating losses generated in tax years beginning before August 6, 1997 may be carried forward for 15 years while losses generated in subsequent tax years may be carried forward 20 years. Presently, there are no limitations on the use of these carryforwards.

At December 31, 2002 and 2001, the Company has determined that deferred tax assets in the amount of $443,157,000 and $372,542,000 do not satisfy the recognition criteria set forth in SFAS No. 109, “Accounting for Income Taxes.” Accordingly, the Company has recorded valuation allowances for these amounts.

Details of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2002	2001	2000
Current taxes:
Foreign taxes	$14,687	$14,297	$12,480
Federal and state taxes	—	—	1,000
Deferred taxes:
Federal and state taxes	(70,615)	23,820	(27,734)
Adjustment for change in valuation allowance	70,615	(23,820)	27,734

Total tax provision	$14,687	$14,297	$13,480

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary reconciliation of the federal tax rate to the effective tax rate:

	Year Ended December 31,
	2002	2001	2000
Federal tax rate on pre-tax book income (loss)	(35)%	(35)%	35%
Goodwill and other permanent differences	(2)	1	9
Foreign taxes, net of available federal tax benefit	8	2	14
Loss carryforward and other tax attributes (benefited) not benefited	41	35	(37)

Effective tax rate	12%	3%	21%

The Company has various foreign subsidiaries formed or acquired to produce or distribute motion pictures outside the United States. In the opinion of management, the earnings of these subsidiaries are not permanently invested outside the United States. Pursuant to APB Opinion No. 23, “Accounting For Income Taxes-Special Areas,” tax expense has accordingly been provided for these unremitted earnings.

Note 10—Retirement Plans

The Company has a non-contributory retirement plan (the “Basic Plan”) covering substantially all regular full-time, non-union employees. Benefits are based on years of service and compensation, as defined. The Company’s disclosures are in accordance with SFAS No. 132, “Employers’ Disclosures about Pensions and Other Post-retirement Benefits,” which revised employers’ disclosures about pension and post-retirement benefit plans.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2000, the Company amended the Basic Plan to cease benefit accruals. Reconciliation of the funded status of the plans and the amounts included in the Company’s consolidated balance sheets are as follows (in thousands):

	December 31, 2002	December 31, 2001
Projected benefit obligations:
Beginning obligations	$15,713	$14,542
Service cost	—	—
Interest cost	1,127	1,072
Actuarial loss	1,508	465
Benefits paid	(1,080)	(366)

Ending obligations	$17,268	$15,713

Fair value of plan assets (primarily debt securities):
Beginning fair value	$14,765	$14,688
Actual return on plan assets	(1,422)	(174)
Employer contributions	1,083	617
Benefits paid	(1,080)	(366)

Ending fair value	$13,346	$14,765

Funded status of the plans:
Projected benefit obligations	$17,268	$15,713
Plan assets at fair value	13,346	14,765

Projected benefit obligations in excess of plan assets	(3,922)	(948)
Unrecognized net asset as of beginning of year	(61)	(81)
Unrecognized net loss	6,056	2,095
Unrecognized prior service credit	(93)	(107)

Net balance sheet asset	$1,980	$959

Key assumptions used in the actuarial computations were as follows:
Discount rate	7.25%	7.25%

Long-term rate of return on assets	7.25%	7.25%

Rate of increase in future compensation levels	N/A	N/A

The unrecognized net asset is being amortized over the estimated remaining service life of 19.4 years. Domestic pension benefits and expense were determined under the entry age actuarial cost method.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pension cost includes the following components (in thousands):

	Year Ended December 31,
	2002	2001	2000
Service cost	$—	$—	$1,459
Interest cost on projected benefit obligation	1,127	1,072	1,230
Expected return on plan assets	(1,058)	(1,080)	(1,210)
Net amortization and deferral	(7)	(34)	(34)
Recognized curtailment gain	—	—	(1,588)

Net periodic pension (benefit) cost	$62	$(42)	$(143)

A significant number of the Company’s production employees are covered by union sponsored, collectively bargained multi-employer pension plans. The Company contributed approximately $17,487,000, $11,541,000 and $11,577,000, respectively, for such plans for the years ended December 31, 2002, 2001 and 2000. Information from the plans’ administrators is not sufficient to permit the Company to determine its share of unfunded vested benefits, if any.

The Company also provides each of its employees, including its officers, who have completed one year of service with the Company the opportunity to participate in the MGM Savings Plan (the “Savings Plan”). The Company contributed approximately $3,536,000, $2,653,000 and $1,285,000, respectively, to the Savings Plan in the years ended December 31, 2002, 2001 and 2000.

Note 11—Related Party Transactions

In February 1980, a predecessor-in-interest to the Company granted to a predecessor-in-interest to MGM Grand, Inc. an exclusive open-ended royalty-free license, which was amended in 1998. Pursuant to the license, as amended, MGM Grand Inc. (now known as “MGM MIRAGE”) has the right to use certain trademarks that include the letters “MGM,” as well as logos and names consisting of or related to stylized depictions of a lion, in its resort hotel and/or gaming businesses and other businesses that are not related to filmed entertainment. The Company did not receive any monetary compensation for this license. In June 2000, in consideration of the payment to the Company of an annual royalty of $1,000,000, such license was further amended to permit MGM Grand, Inc. to use the letters “MGM” combined with the name “Mirage” in the same manner and to the same extent that it was permitted theretofore to use the name “MGM Grand.” Tracinda owns a majority of the outstanding common stock of MGM MIRAGE, the parent of MGM Grand Hotel, Inc. (“Grand Hotel”). In consideration of this further grant of rights, MGM MIRAGE paid the Company $1,000,000 in each of the years ended December 31, 2002, 2001 and 2000. Subsequent annual payments are due on each anniversary date thereafter. Additionally, the Company and affiliates of Tracinda occasionally conduct cross-promotional campaigns, in which the Company’s motion pictures and the affiliates’ hotels are promoted together; however, the Company believes that the amounts involved are immaterial.

The Company and Grand Hotel have an ongoing relationship whereby Grand Hotel can utilize key art, still photographs of artwork and one minute film clips from certain of the Company’s motion picture releases on an as-needed basis. In addition, the Company makes available to Grand Hotel approximately 20 seats for casino guests at certain premieres of the Company’s motion pictures. The Company did not receive any monetary compensation for the use of these assets.

The Company periodically sells to Grand Hotel and certain of its affiliates, on a wholesale basis, videocassettes and other merchandise such as baseball caps, clothing, keychains and watches bearing the

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s trademarks and logos for resale to consumers in retail shops located within Grand Hotel’s hotels. In December 2000, pursuant to a Merchandise License Agreement, the Company granted a subsidiary of MGM MIRAGE the right to use certain of the Company’s trademarks and logos in connection with the retail sale of merchandise at MGM MIRAGE’s properties. The Company receives royalties based on retail sales of the licensed merchandise. The agreement has a term of five years, subject to the MGM MIRAGE’s right to extend the term for one additional five-year period and its option to terminate the agreement at any time upon 60 days’ notice. During the years ended December 31, 2002, 2001 and 2000, the Company recognized licensing and royalty revenues of $4,000, $9,000 and $6,000, respectively.

In July 2001, the Company entered into an agreement with Grand Hotel for the licensing of the MGM logo on slot machines for a one year term. The Company recognized licensing revenue of $200,000 during the year ended December 31, 2001 with respect to this agreement.

From time to time, the Company charters airplanes from MGM MIRAGE and Tracinda for use in the Company’s business. The Company believes that the terms of the charter arrangements are no less favorable to the Company than those that could be obtained from unrelated third parties. During the years ended December 31, 2002, 2001 and 2000, the aggregate of the payments made to MGM MIRAGE and/or Tracinda for such charters were approximately $79,000, $271,000 and $98,000, respectively.

From time to time, the Company reserves hotel rooms from MGM MIRAGE for use by key exhibitors. For the years ended December 31, 2002 and 2001, the aggregate amount paid by the Company for such rooms was approximately $465,000 and $32,000, respectively.

In 1994, in connection with the formation of Movie Network Channels, a joint venture in which the Company has a non-controlling interest, the Company licensed to the joint venture certain of its current theatrical and television motion pictures, as well as a number of its library pictures, for distribution on Australian pay television. The agreement expires on June 30, 2005, with all motion pictures covered by the agreement reverting to the Company within one year after that date, but both the Company and Movie Network Channels have the right to extend the license for a further four years. The Company receives a license fee for each picture that is based on the number of Movie Network Channel’s subscribers. The Company recognized such license fee revenues of $4,014,000, $3,249,000 and $3,273,000 during the years ended December 31, 2002, 2001 and 2000, respectively. The Company believes that the terms of the agreement are no less favorable to the Company than those contained in its licenses with unaffiliated licensees.

The Company, under various agreements, licenses the right to distribute certain motion picture and television product in the domestic television market to the Rainbow Media cable channels, in which the Company acquired a 20 percent equity interest on April 2, 2001. During the years ended December 31, 2002 and 2001, the Company recognized revenues of $4,768,000 and $6,158,000, respectively, under these licensing arrangements. The Company believes that the terms of these agreements are no less favorable to the Company than those contained in its licenses with unaffiliated licensees.

The Company has equity interests ranging from five percent to 50 percent in certain television channels located in various international territories, in which the Company licenses certain library pictures and theatrical motion pictures and television series, miniseries and made-for-television movies produced or distributed by the Company during the terms of the agreements. The Company recognized aggregate license fees under these agreements of $22,804,000, $24,107,000 and $23,861,000 during the years ended December 31, 2002, 2001 and 2000, respectively.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has a 50 percent equity interest in MGM-NBC Media Sales (see Note 4) to distribute off-network feature films and television series and first-run syndication programming from both the Company and NBC Enterprises, Inc. in the television barter sales markets. In the year ended December 31, 2002, the Company incurred a sales agency fee to MGM-NBC Media Sales of $1,298,000. At December 31, 2002, the Company has a receivable from MGM-NBC Media Sales of $11,661,000 for the distribution of its product and certain administration charges.

In December 1999, the Company agreed to provide a production company owned by Mr. Coppola, a director of the Company and a member of the Company’s Executive Committee, certain office space and office furnishings/equipment at no charge for a two-year period, as consideration for creative services provided by Mr. Coppola in connection with certain of the Company’s film product.

In March 2000, the Company entered into an agreement in principle with a subsidiary of American Zoetrope (“Zoetrope”), a production company owned by Mr. Coppola, for the financing and distribution in the United States and Canada of lower budget theatrical motion pictures to be produced by Zoetrope over a three-year period. This Agreement was scheduled to expire on March 3, 2003, but has been extended for six months until September 3, 2003. Under the agreement, the Company has an exclusive “first look” on projects developed by Zoetrope with a budget (or anticipated budget) of less than $12,000,000 and, subject to certain conditions being met, the Company will acquire distribution rights in the United States and Canada as well as certain other ancillary rights on up to ten qualifying pictures produced by Zoetrope in exchange for an amount equal to no more than $2,500,000 per picture. In addition, the Company has agreed to spend a minimum of between approximately $1,000,000 to $2,250,000 per qualifying picture in marketing and release costs.

Another motion picture studio has acquired the right, for a designated period of time, from the Company to produce a motion picture. The Company has retained the option to either co-finance such motion picture or receive a rights fee and passive profit participation. Ms. Presley, a director of the Company, is a producer of such contemplated motion picture.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Segment Information

The Company applies the disclosure provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company’s business units have been aggregated into four reportable operating segments: feature films, television programming, cable channels and other (see Note 1). Due to the significant acquisitions of cable channels in 2001, the Company has separated cable channels as a reportable operating segment. The factors for determining the reportable segments were based on the distinct nature of their operations. They are managed as separate business units because each requires and is responsible for executing a unique business strategy. Income or losses of industry segments and geographic areas, other than those accounted for under the equity method, exclude interest income, interest expense, goodwill amortization, income taxes and other unallocated corporate expenses. Identifiable assets are those assets used in the operations of the segments. In 2002, upon adoption of SFAS No. 142, the Company has allocated goodwill of $516,706,000 to its operating segments ($475,201,000 to feature films and $41,505,000 to television programming). In prior years, goodwill was included in corporate assets and not allocated to segments. Other corporate assets consist of cash and certain corporate receivables. Summarized financial information concerning the Company’s reportable segments is shown in the following tables (in thousands):

	Year Ended December 31,
	2002	2001	2000
Revenues:
Feature films	$1,416,947	$1,217,969	$1,058,296
Television programming	171,220	137,967	139,229
Cable channels	113,066	77,674	32,744
Other	64,393	31,595	39,922

Subtotal	1,765,626	1,465,205	1,270,191
Less: unconsolidated companies	(111,524)	(77,674)	(32,744)

Consolidated revenues	$1,654,102	$1,387,531	$1,237,447

Segment Income (Loss):
Feature films	$(40,052)	$101,842	$200,478
Television programming	4,902	12,715	(2,649)
Cable channels	12,850	(4,140)	953
Other	40,047	15,800	18,768

Subtotal	17,747	126,217	217,550
Less: unconsolidated companies	(13,561)	2,421	(1,953)

Consolidated segment income	$4,186	$128,638	$215,597

Identifiable Assets:
Feature films	$2,640,294	$2,183,488	$2,479,639
Television programming	369,723	334,886	401,776
Cable channels	620,644	845,042	12,403
Other	12,349	9,857	14,772

Consolidated segment assets	$3,643,010	$3,373,273	$2,908,590

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2002	2001	2000

Capital Expenditures:
Feature films	$20,141	$8,554	$10,493
Television programming	2,820	1,312	1,700
Other	94	39	66

Consolidated capital expenditures	$23,055	$9,905	$12,259

Depreciation Expense:
Feature films	$17,880	$15,733	$11,909
Television programming	2,504	2,414	1,930
Cable channels	5,174	1,115	311
Other	83	71	74

Subtotal	25,641	19,333	14,224
Less: unconsolidated companies	(5,174)	(1,115)	(311)

Consolidated segment depreciation	$20,467	$18,218	$13,913

The following table presents the details of other operating segment income:

	Year Ended December 31,
	2002	2001	2000
Licensing and merchandising	$7,754	$6,460	$5,666
Interactive media	9,859	3,586	9,381
Music	8,175	7,593	6,111
Other	14,259	(1,839)	(2,390)

	$40,047	$15,800	$18,768

The following is a reconciliation of reportable segment income (loss) to income (loss) from operations before provision for income taxes:

	Year Ended December 31,
	2002	2001	2000
Segment income	$4,186	$128,638	$215,597
General and administrative expenses	(84,857)	(92,692)	(89,419)
Severance and related recoveries	—	—	3,715
Depreciation and non-film amortization	(20,467)	(32,952)	(28,648)

Operating income (loss)	(101,138)	2,994	101,245
Gain on sale of equity interest in cable channel	32,514	—	—
Equity in net earnings (losses) of affiliates	13,561	(2,421)	1,953
Interest expense, net of amounts capitalized	(79,929)	(51,494)	(51,425)
Interest and other income, net	7,432	9,478	12,706

Income (loss) from operations before provision for income taxes	$(127,560)	$(41,443)	$64,479

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of reportable segment assets to consolidated total assets:

	Year Ended December 31,
	2002	2001	2000
Total assets for reportable segments	$3,643,010	$3,373,273	$2,908,590
Goodwill not allocated to segments	—	516,706	531,440
Other unallocated amounts (principally cash in 2002)	625,964	33,185	108,160

Consolidated total assets	$4,268,974	$3,923,164	$3,548,190

The Company’s foreign activities are principally motion picture and television production and distribution in territories outside of the United States and Canada. Net foreign assets of subsidiaries operating in foreign countries are not material in relation to consolidated net assets. Revenues earned from motion picture and television films produced in the United States by territory were as follows:

	Year Ended December 31,
	2002	2001	2000
United States and Canada	$1,101,624	$872,056	$669,158
Europe	366,918	364,663	372,308
Asia and Australia	123,415	97,925	138,672
Other	62,145	52,887	57,309

	$1,654,102	$1,387,531	$1,237,447

Note 13—Commitments and Contingencies

Leases.    The Company has operating leases for offices and equipment. Certain property leases include provisions for increases over base year rents as well as for escalation clauses for maintenance and other building operations. Rent expense was approximately $20,511,000, $18,499,000 and $17,264,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Employment Agreements.    The Company has employment agreements with various principal officers and employees. The agreements provide for minimum salary levels as well as, in some cases, bonuses.

Creative Talent Agreements.    The Company has entered into contractual agreements for creative talent related to future film production. Such amounts are scheduled to be paid through 2006.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum annual commitments under bank and other debt agreements, non-cancelable operating leases, employment agreements, creative talent agreements and letters of credit as of December 31, 2002 are as follows (in thousands):

	2003	2004	2005	2006	2007	Thereafter	Total
Bank and other debt	$22,471	$66,308	$65,643	$65,643	$122,785	$813,875	$1,156,725
Operating leases	21,182	24,611	24,988	25,493	26,268	252,425	374,967
Employment agreements	41,628	24,229	7,390	—	—	—	73,247
Creative talent agreements	20,010	2,126	1,307	765	—	—	24,208
Letters of credit	20,038	90	—	—	—	—	20,128

Total	$125,329	$117,364	$99,328	$91,901	$149,053	$1,066,300	$1,649,275

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

The Company has provided an accrual for pending litigation as of December 31, 2002 in accordance with SFAS No. 5, “Accounting for Contingencies.” In the opinion of Company management, any liability under pending litigation is not expected to be material in relation to the Company’s financial condition or results of operations.

Note 14—Supplementary Cash Flow Information

The Company paid interest, net of capitalized interest, of $63,211,000, $43,833,000 and $43,936,000 during the years ended December 31, 2002, 2001 and 2000, respectively. The Company paid income taxes of $13,237,000, $14,751,000 and $12,829,000 during the years ended December 31, 2002, 2001 and 2000, respectively.

During the year ended December 31, 2002, the Company contributed 1,406,753 shares of common stock aggregating $27,616,000 to participants of the Senior Management Bonus Plan (see Note 8). During the year ended December 31, 2000, the Company issued to certain employees a stock grant of 47,300 shares of common stock valued at $2,154,000.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15—Quarterly Financial Data (Unaudited)

Certain quarterly information is presented below (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2002:
Revenues	$315,128	$336,923	$381,156	$620,895
Operating income (loss)	$(66,398)	$(99,253)	$23,732	$40,781
Interest expense, net of amounts capitalized	$(16,095)	$(26,530)	$(18,107)	$(19,197)
Net income (loss)	$(90,792)	$(121,809)	$11,695	$58,659
Basic and diluted income (loss) per share	$(0.37)	$(0.48)	$0.05	$0.24

2001:
Revenues	$343,896	$274,859	$393,310	$375,466
Operating income (loss)	$(9,321)	$(43,946)	$969	$55,292
Interest expense, net of amounts capitalized	$(9,453)	$(13,475)	$(14,287)	$(14,279)
Cumulative effect of accounting change	$(382,318)	$—	$—	$—
Net income (loss)	$(399,839)	$(61,305)	$(15,975)	$39,061
Basic and diluted income (loss) per share, before cumulative effect of accounting change	$(0.08)	$(0.26)	$(0.07)	$0.16
Basic and diluted income (loss) per share	$(1.86)	$(0.26)	$(0.07)	$0.16

2000:
Revenues	$338,995	$294,486	$311,777	$292,189
Operating income	$19,917	$18,169	$36,669	$28,443
Interest expense, net of amounts capitalized	$(14,893)	$(14,722)	$(12,583)	$(9,227)
Net income	$5,215	$6,294	$27,115	$12,375
Basic and diluted income per share	$.03	$.03	$.13	$.06

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

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Metro-Goldwyn-Mayer Inc.

We have audited the consolidated financial statements of Metro-Goldwyn-Mayer Inc. as of December 31, 2002 and for the year then ended, and have issued our report thereon dated February 4, 2003 (included elsewhere in this Form 10-K). Our audit also included the financial statement schedules listed in Item 15(a) of this Form 10-K. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Los Angeles, California

February 4, 2003

THIS REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THE REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP NOR HAS ARTHUR ANDERSEN LLP PROVIDED A CONSENT TO THE INCLUSION OF ITS REPORT IN THIS FORM 10-K.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Metro-Goldwyn-Mayer Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of Metro-Goldwyn-Mayer Inc. included in this Report on Form 10-K and have issued our report thereon dated February 4, 2002. Our report on the financial statements includes an explanatory paragraph with respect to the change in method of accounting for film and television costs and for derivative instruments and hedging activities in 2001 as discussed in Note 1 to the financial statements. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules are the responsibility of the Company’s management and are presented for purposes of complying with the Securities and Exchange Commission’s rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Los Angeles, California

February 4, 2002

METRO-GOLDWYN-MAYER INC.

(PARENT ONLY)

SCHEDULE I:    FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

(in thousands, except share data)

	December 31, 2002	December 31, 2001
ASSETS

Investments in and advances to affiliates	$2,514,466	$2,489,482

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities	$—	$—

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 500,000,000 shares authorized, 251,960,505 and 239,629,500 shares issued	2,520	2,396
Additional paid-in capital	3,914,923	3,717,767
Deficit	(1,345,812)	(1,203,565)
Accumulated other comprehensive loss	(18,361)	(27,116)
Less: treasury stock, at cost, 3,107,609 shares	(38,804)	—

Total stockholders’ equity	2,514,466	2,489,482

	$2,514,466	$2,489,482

The accompanying Notes to Financial Statements are an integral part of these statements.

METRO-GOLDWYN-MAYER INC.

(PARENT ONLY)

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2002	2001	2000
Revenues	$—	$—	$—
Expenses:
Equity in net (profit) losses of subsidiaries	142,247	438,058	(50,999)

Total expenses	142,247	438,058	(50,999)

Net income (loss)	$(142,247)	$(438,058)	$50,999

Income (loss) per share:
Basic	$(0.57)	$(1.89)	$0.25

Diluted	$(0.57)	$(1.89)	$0.24

Weighted average number of common shares outstanding:
Basic	248,355,556	232,082,403	204,797,589
Diluted	248,355,556	232,082,403	210,313,274

The accompanying Notes to Financial Statements are an integral part of these statements.

METRO-GOLDWYN-MAYER INC.

(PARENT ONLY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Preferred Stock		Common Stock		Add’l Paid-in Capital	Retained Earnings (Deficit)	Compre- hensive Income (Loss)	Accum. Other Compre- hensive Income	Less: Treasury Stock	Total Stockholders’ Equity
	No. of Shares	Par Value	No. of Shares	Par Value
Balance December 31, 1999	—	$—	201,419,331	$2,014	$2,931,004	$(816,506)	$—	$316	$(4)	$2,116,824
Common stock issued to outside parties, net	—	—	5,363,800	54	133,330	—	—	—	—	133,384
Common stock issued to directors, officers and employees, net	—	—	434,454	4	8,277	—	—	—	4	8,285
Comprehensive income (loss):
Net income	—	—	—	—	—	50,999	50,999	—	—	50,999
Foreign currency translation adjustment	—	—	—	—	—	—	152	152	—	152
Unrealized gains on securities	—	—	—	—	—	—	43	43	—	43

Comprehensive income							51,194

Balance December 31, 2000	—	—	207,217,585	2,072	3,072,611	(765,507)	—	511	—	2,309,687
Preferred stock issued to Tracinda, net	15,715,667	157	—	—	324,843	—	—	—	—	325,000
Conversion of preferred stock into common stock	(15,715,667)	(157)	15,715,667	157	—	—	—	—	—	—
Common stock issued to outside parties, net	—	—	16,080,590	161	310,478	—	—	—	—	310,639
Common stock issued to directors, officers and employees, net	—	—	615,658	6	9,835	—	—	—	—	9,841
Comprehensive income (loss):
Net loss	—	—	—	—	—	(438,058)	(438,058)	—	—	(438,058)
Cumulative effect of accounting change	—	—	—	—	—	—	469	469	—	469
Unrealized loss on derivative instruments	—	—	—	—	—	—	(27,523)	(27,523)	—	(27,523)
Unrealized loss on securities	—	—	—	—	—	—	(240)	(240)	—	(240)
Foreign currency translation adjustments	—	—	—	—	—	—	(333)	(333)	—	(333)

Comprehensive loss							(465,685)

Balance December 31, 2001	—	—	239,629,500	2,396	3,717,767	(1,203,565)	—	(27,116)	—	2,489,482
Common stock issued to outside parties, net	—	—	10,550,000	106	164,665	—	—	—	—	164,771
Acquisition of treasury stock, at cost	—	—	—	—	—	—	—	—	(32,709)	(32,709)
Contribution of treasury stock to deferred compensation plan	—	—	—	—	—	—	—	—	(7,608)	(7,608)
Common stock issued to directors, officers and employees, net	—	—	1,781,005	18	32,491	—	—	—	1,513	34,022
Comprehensive income (loss):
Net loss	—	—	—	—	—	(142,247)	(142,247)	—	—	(142,247)
Unrealized gain on derivative instruments	—	—	—	—	—	—	13,195	13,195	—	13,195
Unrealized loss on securities	—	—	—	—	—	—	(585)	(585)	—	(585)
Change in unfunded pension obligation	—	—	—	—	—	—	(3,994)	(3,994)		(3,994)
Foreign currency translation adjustments	—	—	—	—	—	—	139	139	—	139

Comprehensive loss	—	—	—	—	—	—	(133,492)

Balance December 31, 2002	—	$—	251,960,505	$2,520	$3,914,923	$(1,345,812)	$—	$(18,361)	$(38,804)	$2,514,466

The accompanying Notes to Financial Statements are an integral part of these statements.

METRO-GOLDWYN-MAYER INC.

(PARENT ONLY)

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2002	2001	2000
Operating activities:
Net income (loss)	$(142,247)	$(438,058)	$50,999
Adjustments to reconcile net income (loss) from operations to net cash from operating activities:
(Gains) losses on equity investments, net	142,247	438,058	(50,999)

Net cash from operating activities	—	—	—

Financing activities:
Proceeds from issuance of preferred stock to Tracinda	—	325,000	—
Proceeds from issuance of equity securities to outside parties	164,772	310,766	133,384
Proceeds from issuance of equity securities to related parties	2,154	6,941	4,849
Acquisition of treasury stock	(32,709)	—	—
Net intercompany advances	(134,217)	(642,707)	(138,233)

Net cash from financing activities	—	—	—

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of the period	$—	$—	$—

The accompanying Notes to Financial Statements are an integral part of these statements.

METRO-GOLDWYN-MAYER INC. (PARENT ONLY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2002

Note 1—Basis of Presentation and Comprehensive Income (Loss)

Basis of Presentation.    The accompanying financial statements include the accounts of Metro-Goldwyn-Mayer Inc (“MGM,” or “the Company”) presented on a separate company (parent only) basis. MGM is a Delaware corporation formed on July 10, 1996 specifically to acquire MGM Studios, and is majority owned by an investor group comprised of Tracinda Corporation and a corporation that is principally owned by Tracinda Corporation, and certain current and former executive officers of the Company. The acquisition of MGM Studios by MGM was completed on October 10, 1996, at which time MGM commenced principal operations. MGM acquired Orion Pictures Corporation and its majority owned subsidiaries on July 10, 1997.

Comprehensive Income (Loss).    The Company computes comprehensive income pursuant to SFAS No. 130, “Reporting Comprehensive Income.” This statement establishes standards for the reporting and display of comprehensive income and its components in financial statements and thereby reports a measure of all changes in equity of an enterprise that result from transactions and other economic events other than transactions with owners. Total comprehensive income (loss) for the Company includes net income (loss) and other comprehensive income items, including unrealized loss on derivative instruments, unrealized gain (loss) on securities and cumulative foreign currency translation adjustments. Components of other comprehensive income (loss) are shown below (in thousands):

	Year Ended December 31,
	2002	2001	2000
Net income (loss)	$(142,247)	$(438,058)	$50,999
Other comprehensive income (loss):
Cumulative effect of accounting change for derivative Instruments	—	469	—
Unrealized gain (loss) on derivative instruments	13,195	(27,523)	—
Unrealized gain (loss) on securities	(585)	(240)	43
Unfunded pension plan obligation	(3,994)	—	—
Cumulative foreign currency translation adjustments	139	(333)	152

Total comprehensive income (loss)	$(133,492)	$(465,685)	$51,194

Components of accumulated other comprehensive income (loss) are shown below (in thousands):

	Unrealized Loss on Derivative Instruments	Unrealized Gain (Loss) on Securities	Unfunded Pension Plan Obligation	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2000	$—	$43	$—	$468	$511
Cumulative effect of accounting change	469	—	—	—	469
Current year change	(27,523)	(240)	—	(333)	(28,096)

Balance at December 31, 2001	(27,054)	(197)	—	135	(27,116)
Current year change	13,195	(585)	(3,994)	139	8,755

Balance at December 31, 2002	$(13,859)	$(782)	$(3,994)	$274	$(18,361)

Note 2—Bank Debt

On June 11, 2002, MGM Studios entered into a third amended and restated credit facility with a syndicate of banks, which amended a pre-existing credit facility, aggregating $1.75 billion (the “Amended Credit Facility”). For additional information regarding the Registrant’s borrowings under debt agreements and other borrowings, see Note 6 to the Consolidated Financial Statements.

METRO-GOLDWYN-MAYER INC.

SCHEDULE II:    VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses		Acquired	Deductions	Balance at End of Period
Year Ended December 31, 2002:
Reserve for allowances and doubtful accounts	$26,173	21,205		—	(6,398)	$40,980

Reserve for home video inventory obsolescence, shrinkage and reduplication	$14,326	3,791		—	(770)	$17,347

Reserve for severance and other costs under corporate restructuring program	$29,204	4,274		—	(30,188)	$3,290

Year Ended December 31, 2001:
Reserve for allowances and doubtful accounts	$22,947	1,442		—	1,784	$26,173

Reserve for home video inventory obsolescence, shrinkage and reduplication	$8,920	5,406		—	—	$14,326

Reserve for severance and other costs under corporate restructuring program	$26,715	4,109		—	(1,620)	$29,204

Reserve for contract termination costs	$2,000	—		—	(2,000)	$—

Year Ended December 31, 2000:
Reserve for allowances and doubtful accounts	$20,985	3,545		—	(1,583)	$22,947

Reserve for home video inventory obsolescence, shrinkage and reduplication	$6,795	8,920		—	(6,795)	$8,920

Reserve for severance and other costs under corporate restructuring program	$32,912	1,285		—	(7,482)	$26,715

Reserve for contract termination costs	$32,100	(5,000	)(1)	—	(25,100)	$2,000

Reserve for pre-release film inventory	$69,629	—		—	(69,629)	$—

(1)	Recovery of prior year reserves for contract termination costs.

EXHIBIT INDEX

Exhibit Number	Document Description

3.1(2)	Amended and Restated Certificate of Incorporation of the Company

3.2(7)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company

3.3(2)	Amended and Restated Bylaws of the Company

10.1(2)

Amended and Restated Credit Agreement, dated as of October 15, 1997, among the Company, MGM Studios, Orion, certain lenders, Morgan Guaranty Trust Company of New York (“Morgan”), as agent and Bank of America (“B of A”), as syndication agent**

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

10.5(18)	Third Amended and Restated Credit Agreement, dated as of June 11, 2002, among MGM Studios, Orion, Bank of America, as administrative agent, certain lenders and certain L/C issuers**

10.6(2)	Form of Modification and Cancellation Agreement, dated as of November 5, 1997

10.7(2)	Amended and Restated 1996 Stock Incentive Plan dated as of November 11, 1997 and form of related Stock Option Agreement*

10.8(7)	Amendment No. 1 to Amended and Restated 1996 Stock Incentive Plan*

10.9(6)	Form of Executive Option Exchange Agreement*

10.10(15)	Form of Director Stock Option Agreement Pursuant to the Amended and Restated 1996 Stock Incentive Plan*

10.11(2)	Senior Management Bonus Plan dated as of November 11, 1997 and form of related Bonus Interest Agreement*

10.12(6)	Bonus Interest Amendment*

10.13(11)	Form of 2000 Employee Incentive Plan*

10.14(2)	Amended and Restated Employment Agreement of Frank G. Mancuso dated as of August 4, 1997

10.15(10)	Consulting Agreement of Frank G. Mancuso dated as of August 12, 1999

10.16(2)	Employment Agreement of William A. Jones dated as of October 10, 1996*

10.17(13)	Amendment to Employment Agreement of William A. Jones dated as of July 16, 1999*

10.18(5)	Employment Agreement of Daniel J. Taylor dated as of August 1, 1997*

10.19(5)	Amendment to Employment Agreement of Daniel J. Taylor dated as of June 15, 1998*

10.20(13)	Amendment to Employment Agreement of Daniel J. Taylor dated as of November 1, 2000*

Exhibit Number	Document Description

10.21(9)	Employment Agreement of Christopher J. McGurk dated as of April 28, 1999*

10.22(9)	Letter Agreement between the Company and Christopher J. McGurk dated April 28, 1999*

10.23(17)	Amendment to Employment Agreement of Christopher J. McGurk dated March 25, 2002*

10.24(9)	Employment Agreement of Alex Yemenidjian dated as of April 28, 1999*

10.25(17)	Amendment to Employment Agreement of Alex Yemenidjian dated March 25, 2002*

10.26(12)	Employment Agreement of Jay Rakow dated as of August 7, 2000*

10.27(12)	Addendum to Employment Agreement of Jay Rakow dated as of August 7, 2000*

10.28(12)	Employment Agreement of Michael R. Gleason dated August 22, 2000

10.29(2)	Indemnification Agreement dated as of October 10, 1996—Frank G. Mancuso

10.30(2)	Indemnification Agreement dated as of October 10, 1996—William A. Jones

10.31(2)	Indemnification Agreement dated as of October 10, 1996—James D. Aljian

10.32(2)	Indemnification Agreement dated as of October 10, 1996— Michael R. Gleason

10.33(2)	Indemnification Agreement dated as of October 10, 1996—Kirk Kerkorian

10.34(2)	Indemnification Agreement dated as of October 10, 1996—Jerome B. York

10.35(3)	Indemnification Agreement dated as of November 7, 1997—Alex Yemenidjian

10.36(3)	Indemnification Agreement dated as of January 28, 1998—Francis Ford Coppola

10.37(5)	Indemnification Agreement dated as of June 15, 1998—Daniel J. Taylor

10.38(6)	Indemnification Agreement dated as of November 12, 1998—Alexander M. Haig, Jr.

10.39(6)	Indemnification Agreement dated as of November 12, 1998—Willie D. Davis

10.40(9)	Indemnification Agreement dated as of April 28, 1999—Christopher J. McGurk

10.41(12)	Indemnification Agreement dated as of August 2, 2000—Jay Rakow

10.42(12)	Indemnification Agreement dated as of September 7, 2000—Priscilla Presley

10.43(16)	Indemnification Agreement dated as of February 12, 2001—Henry Winterstern

10.44(2)	Form of Amended and Restated Shareholders Agreement dated as of August 4, 1997

10.45(5)	Form of Waiver and Amendment No. 1 to Amended and Restated Shareholders Agreement dated as of August 8, 1998

10.46(5)	Form of Amendment No. 2 to Amended and Restated Shareholders Agreement dated September 1, 1998

10.47(6)	Form of Waiver and Amendment No. 3 to Amended and Restated Shareholders Agreement

10.48(2)	Form of Amended and Restated Stock Option Agreement between the Company and Celsus Financial Corp.

10.49(2)	Form of Inducement Agreement dated as of November 5, 1997

10.50(2)	Form of Investment Agreement dated November 12, 1997 between the Company and Tracinda

10.51(4)	1998 Non-Employee Director Stock Plan*

Exhibit Number	Document Description

10.52(14)	Agreement between Metro-Goldwyn-Mayer Inc. and Rainbow Media Holdings Inc. dated January 31, 2001

21(1)	List of Subsidiaries of Metro-Goldwyn-Mayer Inc.

23(1)	Consent of Independent Public Auditors

99.1(1)	Certification of CEO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2(1)	Certification of CEO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan.
**	Filed without Schedules.
(1)	Filed herewith.
(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-35411) and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1997 (File No. 001-13481) and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Form S-8 (File No. 333-52953) and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-60723) and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1998 (File No. 001-13481) and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Registration on Form S-8 (File No. 333-83823) and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 1999 (File No. 001-13481) and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-82775) and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 1999 (File No. 001-13481) and incorporated herein by reference.
(11)	Filed as an appendix to the Company’s Proxy Statement for the annual meeting held on May 4, 2000 and incorporated herein by reference.
(12)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2000 (File No. 001-13481) and incorporated herein by reference.
(13)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2000 (File No. 001-13481) and incorporated herein by reference.
(14)	Filed as an exhibit to the Company’s Form 8-K dated January 31, 2001 (File No. 001-13481) and incorporated herein by reference.
(15)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2001 (File No. 001-13481) and incorporated herein by reference.
(16)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2001 (File No. 001-13481) and incorporated herein by reference.
(17)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2002 (File No. 001-13481) and incorporated herein by reference.
(18)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2002 (File No. 001-13481) and incorporated herein by reference.