Form 10-K/A
period 2002-12-31
METRO-GOLDWYN-MAYER INC
filed 2003-03-31
CIK 1026816

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2002 (based on the closing price on the New York Stock Exchange Composite Tape on June 30, 2002) was $657,635,273.

The number of shares of the Registrant’s common stock outstanding as of February 6, 2003 was 249,212,736.

EXPLANATORY NOTE

The purpose of this amendment is to supplement Item 15(a) of Part IV.

PART IV

Item 15.    Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

1.    Consolidated Financial Statements

The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Form 10-K/A at pages 55 to 106.

2.    Financial Statement Schedules

The financial statement schedules listed in the accompanying Index to Financial Statements are filed as part of this Form 10-K/A at pages 107 to 114.

3.    Exhibits

The exhibits listed in the accompanying Exhibit Index on pages 115 to 117 are filed as part of this Form 10-K/A.

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
Daniel J. Taylor Senior Executive Vice President and Chief Financial Officer

March 31, 2003

CERTIFICATIONS

I, Alex Yemenidjian, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Metro-Goldwyn-Mayer Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: March 31, 2003

/s/ ALEX YEMENIDJIAN
Alex Yemenidjian Chief Executive Officer

I, Daniel J. Taylor, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Metro-Goldwyn-Mayer Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:	March 31, 2003

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

INDEPENDENT AUDITORS’ REPORT

The Members

American Movie Classics Company, The Independent Film Channel LLC and Bravo Company:

We have audited the accompanying combined balance sheets of American Movie Classics Company (a general partnership) and subsidiaries, The Independent Film Channel LLC (a limited liability company) and subsidiaries, and Bravo Company (collectively, the “Company”), as of December 31, 2002 and 2001, and the related combined statements of income, members’ capital (deficiency) and cash flows for each of the years in the three-year period ended December 31, 2002. These combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Company at December 31, 2002 and 2001, and the combined results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/    KPMG LLP

March 31, 2003

Melville, New York

AMERICAN MOVIE CLASSICS COMPANY AND SUBSIDIARIES,

THE INDEPENDENT FILM CHANNEL LLC AND SUBSIDIARIES, AND

BRAVO COMPANY

COMBINED BALANCE SHEETS

DECEMBER 31, 2002 and 2001

(in thousands)

	2002	2001
ASSETS
Current assets:
Cash	$33,830	$49,740
Trade accounts receivable (less allowance for doubtful accounts of $18,244 and $5,289)	66,684	83,574
Trade accounts receivable—affiliates, net of allowance for doubtful accounts	722	1,028
Other receivables—affiliates, net of allowance for doubtful accounts	620	642
Notes receivable—affiliates	90,178	75,983
Prepaid expenses and other current assets	5,365	8,387
Current feature film inventory, net	65,455	71,077

Total current assets	262,854	290,431
Long-term feature film inventory, net	226,011	338,751
Plant and equipment, net	20,101	25,854
Deferred carriage fees, net	111,232	158,328
Deferred costs, net of accumulated amortization of $837 and $3,131	163	1,152
Other intangible assets, net of accumulated amortization of $122,399 and $107,854	23,046	37,591
Excess costs over the fair value of net assets acquired, net of accumulated amortization of $3,396 at December 31, 2001	1,574	1,574

	$644,981	$853,681

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable	$7,161	$24,398
Accrued payroll and related costs	20,279	14,707
Other accrued expenses	9,355	10,530
Accounts payable—affiliates, net	6,131	7,720
Feature film rights payable, current	60,571	57,115
Deferred carriage fees payable	11,731	13,306
Capital lease obligations, current	3,008	4,415

Total current liabilities	118,236	132,191
Feature film rights payable, long-term	162,913	250,352
Capital lease obligations, long-term	6,068	12,829

Total liabilities	287,217	395,372

Commitments and contingencies

Members’ capital	357,764	458,309

	$644,981	$853,681

See accompanying notes to combined financial statements.

AMERICAN MOVIE CLASSICS COMPANY AND SUBSIDIARIES,

THE INDEPENDENT FILM CHANNEL LLC AND SUBSIDIARIES, AND

BRAVO COMPANY

COMBINED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2002, 2001 and 2000

(in thousands)

	2002	2001	2000
Revenues, net (including affiliate amounts of $12,585, $12,405, and $13,191)	$488,899	$419,523	$353,461

Operating expenses:
Technical and operating (including affiliate amounts of $15,302, $15,523, and $13,728)	154,646	141,317	116,911
Selling, general and administrative (including affiliate amounts of $39,689, $27,411, and $38,744)	155,260	132,694	143,278
Depreciation and amortization	23,058	22,462	25,244

	332,964	296,473	285,433

Operating income	155,935	123,050	68,028

Other income (expense):
Interest expense	(3,253)	(9,941)	(30,443)
Interest income	3,600	5,885	119
Gain on sale of programming division	—	—	5,716
Miscellaneous, net	(1,332)	86	(206)
Write-off of deferred financing costs	(3,120)	(1,053)	—

	(4,105)	(5,023)	(24,814)

Net income	$151,830	$118,027	$43,214

See accompanying notes to combined financial statements.

AMERICAN MOVIE CLASSICS COMPANY AND SUBSIDIARIES,

THE INDEPENDENT FILM CHANNEL LLC AND SUBSIDIARIES, AND

BRAVO COMPANY

COMBINED STATEMENTS OF MEMBERS’ CAPITAL (DEFICIENCY)

YEARS ENDED DECEMBER 31, 2002, 2001 and 2000

(in thousands)

	RMH	MGM	TOTAL
Balance, December 31, 1999	$(161,419)	$—	$(161,419)
Contributions	12,785	—	12,785
Net income	43,214	—	43,214
Distributions	(73,992)	—	(73,992)

Balance, December 31, 2000	(179,412)	—	(179,412)
Contributions	21,299	—	21,299
Acquisition of members’ interests	—	825,000	825,000
Net income	100,191	17,836	118,027
Adjustment of members’ capital	751,174	(751,174)	—
Distributions	(326,605)	—	(326,605)

Balance, December 31, 2001	366,647	91,662	458,309
Disposition of Bravo Company	(77,313)	(19,328)	(96,641)
Net income	122,273	29,557	151,830
Distributions	(125,396)	(30,338)	(155,734)

Balance, December 31, 2002	$286,211	$71,553	$357,764

See accompanying notes to combined financial statements.

AMERICAN MOVIE CLASSICS COMPANY AND SUBSIDIARIES,

THE INDEPENDENT FILM CHANNEL LLC AND SUBSIDIARIES, AND

BRAVO COMPANY

COMBINED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2002, 2001 and 2000

(in thousands)

	2002	2001	2000
Cash flows from operating activities:
Net income	$151,830	$118,027	$43,214
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	22,953	22,462	25,244
CSC stock appreciation rights plan (benefit) expense allocations	(4,042)	(9,162)	12,785
Amortization of feature film inventory	76,625	69,329	53,398
Amortization of deferred carriage fees	22,484	5,923	6,849
Amortization and write-off of deferred costs	3,748	1,477	675
Gain on sale of programming division	—	—	(5,716)
Changes in assets and liabilities, net of effect of disposition:
Trade accounts receivable, net	(12,201)	(27,468)	(17,101)
Trade accounts receivable—affiliates, net	306	16,392	(4,812)
Other receivables—affiliates, net	(3,400)	5,804	(5,832)
Prepaid expenses and other current assets	(1,107)	(3,829)	(4,781)
Feature film inventory	(152,674)	(140,009)	(66,510)
Deferred carriage fees	(16,078)	(145,337)	(4,435)
Accounts payable and accrued expenses	(1,357)	(8,465)	(177)
Accounts payable—affiliates, net	637	(5,576)	(1,986)
Deferred carriage fees payable	4,880	6,225	3,694
Feature film rights payable	69,081	59,650	(15,420)

Net cash provided by (used in) operating activities	161,685	(34,557)	19,089

Cash flows (used in) provided by investing activities:
Capital expenditures	(6,359)	(4,588)	(3,695)
Loan to affiliate	(124,355)	(90,246)	—
Repayment of loan by affiliate	110,338	15,616	—
Net proceeds from sale of programming division	—	4,000	8,828

Net cash (used in) provided by investing activities	(20,376)	(75,218)	5,133

Cash flows (used in) provided by financing activities:
Proceeds from bank debt	—	425,000	114,225
Repayment of bank debt	—	(784,322)	(64,359)
Acquisition of members’ interests	—	825,000	—
Distributions to members, net	(150,000)	(302,195)	(70,000)
Principal payments on capital lease obligation	(4,291)	(3,996)	(4,133)
Financing costs on bank debt	(2,928)	—	(9)

Net cash (used in) provided by financing activities	(157,219)	159,487	(24,276)

Net (decrease) increase in cash	(15,910)	49,712	(54)
Cash at beginning of year	49,740	28	82

Cash at end of year	$33,830	$49,740	$28

See accompanying notes to combined financial statements.

AMERICAN MOVIE CLASSICS COMPANY AND SUBSIDIARIES,

THE INDEPENDENT FILM CHANNEL LLC AND SUBSIDIARIES, AND

BRAVO COMPANY

NOTES TO COMBINED FINANCIAL STATEMENTS

(dollars in thousands)

1.    Summary of Significant Accounting Policies

Description of Business

American Movie Classics Company and subsidiaries (“AMCC”) is a general partnership organized as of January 1, 1987 under the provisions of New York State Partnership Law. The Independent Film Channel LLC and subsidiaries (“IFC”) is a limited liability company organized as of October 4, 2000 under the provisions of Delaware State Law. IFC was formerly a subsidiary of Bravo Company, a general partnership. Bravo Company (“Bravo”), distributed its interest in IFC and its subsidiaries immediately prior to the sale of Bravo on December 7, 2002. AMCC, IFC, and, through December 7, 2002, Bravo (collectively, the “Company”) are operated as an integral part of Rainbow Media Holdings, Inc. (“RMH”). RMH is a wholly owned subsidiary of Cablevision Systems Corporation (“CSC”).

The Company produces, markets and distributes the American Movie Classics (“AMC”), WE: Women’s Entertainment (“WE”), Independent Film Channel, and through December 7, 2002, Bravo services to the pay television industry located throughout the United States. Accordingly, the Company considers itself to be operating in a single industry segment.

On January 4, 2001, Bravo assigned its interests in certain developmental subsidiaries, including IFC Productions, LLC, Next Wave Films, LLC, IFC Theatres, LLC and IFC Films, LLC (collectively the “Assigned Entities”) to RMH. Bravo accounted for this transaction as a capital contribution from RMH as the then net book value of the Assigned Entities was a net liability. On April 2, 2001, a subsidiary of Metro-Goldwyn-Mayer, Inc. (“MGM”) acquired a 20% interest in AMCC and Bravo as they existed on such date for $825 million. All revenues and expenses subsequent to this date are allocated 80% to RMH and 20% to MGM except for certain stock-related incentive plans as described in footnote 6.

On December 7, 2002, National Broadcasting Company (“NBC”) completed its acquisition of Bravo from RMH pursuant to an Agreement and Plan of Merger and Exchange, as amended (the “Agreement”). Simultaneously, NBC acquired MGM’s 20% interest in Bravo.

Principles of Combination and Basis of Presentation

The accompanying combined financial statements include the accounts of AMCC, IFC, and through December 7, 2002, Bravo. These combined financial statements of AMCC, IFC and Bravo have been prepared to reflect those entities in which MGM holds a minority interest. All significant intercompany transactions and balances are eliminated in combination.

Revenue Recognition

The Company recognizes subscriber revenue when programming services are provided to cable television systems or other pay television operators. Advertising revenue is recognized when commercials are telecast.

Costs of Revenue

Costs of revenue related to sales of programming services including, but not limited to, license fees and production costs, are classified as “technical and operating” expenses in the accompanying statements of income.

AMERICAN MOVIE CLASSICS COMPANY AND SUBSIDIARIES,

THE INDEPENDENT FILM CHANNEL LLC AND SUBSIDIARIES, AND

BRAVO COMPANY

NOTES TO COMBINED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

Advertising Expenses

Advertising costs are charged to expense when incurred. Advertising costs were $62,530, $58,954 and $61,074 for the years ended December 31, 2002, 2001 and 2000, respectively.

Feature Film Inventory

Rights to feature film inventory acquired under license agreements along with the related obligations are recorded at the contract value when a license agreement is executed or the license period has begun. Costs are amortized to technical and operating expense on the straight-line basis over the respective license periods throughout the contract term. Feature film inventory is stated at the lower of cost less accumulated amortization or net realizable value. Estimated future revenues and planned airings are reviewed regularly and write-downs to net realizable value are made as required. Estimates of total gross revenues can change due to a variety of factors, including the level of advertising rates and subscriber fees. Accordingly, revenue estimates are reviewed periodically and amortization is adjusted as necessary. Feature film inventory to be amortized within one year are classified as current assets while contract amounts payable within one year are classified as current liabilities. License periods generally range from one to five years. Perpetual television exhibition rights acquired under certain purchase agreements were recorded at the present value of the obligations (with the remainder recorded as imputed interest) and were being amortized over a period of eighteen years. On December 14, 2000, these perpetual television exhibition rights purchase agreements were assigned to RMH. The assignment of the net book value of the assets and the related obligations of $3,992 was recorded as a partner distribution.

Amounts payable subsequent to December 31, 2002, relating to feature film telecast rights, which are reflected on the accompanying combined balance sheet, amount to $60,571 in 2003, $48,398 in 2004, $35,618 in 2005, $23,699 in 2006, $18,285 in 2007 and $36,913 thereafter.

Long-Lived Assets

Plant and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation on plant and equipment is calculated on the straight-line basis over the estimated useful lives of the assets or, with respect to equipment under capital leases and leasehold improvements, amortized over the shorter of the lease term or the assets’ useful lives.

Intangible assets established in connection with the acquisition of interests in the AMCC in 1994 and 1995 consist of affiliation agreements, feature film intangibles and excess costs over fair value of net assets acquired. Affiliation agreements represent the value assigned to agreements with cable systems to carry the AMC service, and are amortized over a 10-year period on the straight-line basis. Feature film intangibles represent the value assigned to agreements with film distributors for the rights to exhibit films on the AMC service, and are amortized over a 6-year period on the straight-line basis. Feature film intangibles were fully amortized during 2000. Effective January 1, 2002, excess costs over fair value of net assets acquired in a purchase business combination which have indefinite useful lives are no longer amortized in connection with the adoption of Statement No. 142, “Goodwill and Other Intangible Assets” (see below).

In accordance with Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (see below), the Company reviews its long-lived assets (plant and equipment, and amortizable intangible assets that arose from business combinations accounted for under the purchase method) for impairment whenever

AMERICAN MOVIE CLASSICS COMPANY AND SUBSIDIARIES,

THE INDEPENDENT FILM CHANNEL LLC AND SUBSIDIARIES, AND

BRAVO COMPANY

NOTES TO COMBINED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Prior to the adoption of Statement No. 144, the Company accounted for long-lived assets in accordance with Statement No. 121, “Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”

Deferred Carriage Fees

Deferred carriage fees primarily represent payments to multiple systems operators to guarantee carriage of the Company’s programming services and are amortized to revenues, net over the period of the related guarantee (3 to 11 years).

Deferred Costs

Deferred costs consist of costs incurred to obtain debt (deferred financing costs) and costs that represent prepayments to secure transponder space on a satellite (deferred transmission costs). Deferred financing costs are amortized into interest expense over the life of the related debt. At December 31, 2002, there were no deferred financing costs reflected on the combined balance sheet as any unamortized amounts were written off in connection with the sale of Bravo (see footnote 5). Deferred transmission costs are amortized to technical and operating expense over the projected life (8-10 years) of the satellite.

Income Taxes

AMCC operates as a general partnership, IFC is treated as a general partnership, and Bravo operated as a general partnership for tax purposes; accordingly, their taxable income or loss is included in the tax returns of the individual members. The Company makes no provision for income taxes, except for unincorporated business tax which is included in other accrued expenses in the Company’s combined balance sheet.

Supplemental Cash Flow Information

During 2002, in connection with the sale of Bravo, the Company had non-cash operating activities of $98,355 which included $96,641 of net assets of Bravo acquired by NBC and $1,692 in net assets distributed to affiliates of Bravo outside of the Company.

In connection with the January 4, 2001 assignment of certain subsidiaries to RMH, the Company had non-cash operating and financing activities of ($17,462) representing the net liabilities of the assigned entities and the offsetting contribution of capital. Also during 2001, the Company had non-cash financing activities that included a net capital distribution of $11,411. Proceeds from the sale of Bravo Latin America (“BLA”) in 2000, a division of Bravo, included $4,000 in the form of a note receivable (see footnote 2), which was collected in 2001. In 2000, the Company had non-cash operating and financing activities of $3,992 related to the assignment of the net book value of film assets and the related obligation, which was recorded as a distribution of capital.

AMERICAN MOVIE CLASSICS COMPANY AND SUBSIDIARIES,

THE INDEPENDENT FILM CHANNEL LLC AND SUBSIDIARIES, AND

BRAVO COMPANY

NOTES TO COMBINED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

During the years ended December 31, 2002, 2001 and 2000, the Company paid cash interest expense of $1,535, $10,609, and $31,116, respectively. In addition, for each of the years ended December 31, 2002, 2001, and 2000, the Company recorded non-cash operating and financing activities related to the recognition of CSC Stock Appreciation Rights (“CSC SAR Plan”) expense (benefit) allocations of $(4,042), ($9,162), and $12,785, respectively.

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

Impact of New Accounting Standards

Effective January 1, 2002, the Company adopted Statement No. 142 which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 144 (see below). In connection with the adoption of Statement 142, the Company ceased the amortization of goodwill that had been acquired in a purchase business combination. The Company did not record any impairment charges in connection with the implementation of Statement No. 142.

The adoption of Statement No. 142 did not have a material impact on the combined results of the Company.

Effective January 1, 2002, the Company adopted Statement No. 144 which supersedes both Statement No. 121 and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). Statement No. 144 provides a single accounting model for long-lived assets to be disposed of. Statement No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The adoption of Statement No. 144 did not have an impact on the Company’s combined financial statements.

AMERICAN MOVIE CLASSICS COMPANY AND SUBSIDIARIES,

THE INDEPENDENT FILM CHANNEL LLC AND SUBSIDIARIES, AND

BRAVO COMPANY

NOTES TO COMBINED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

Effective January 1, 2002, the Company adopted the provisions of the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force, (“EITF”) No. 01-09, “Accounting for the Consideration Given by a Vendor to a Customer or a Reseller of the Vendors’ Products.” EITF No. 01-09 stipulates the criteria to be met in determining the financial statement classification of customer incentives (which includes deferred carriage fees) as either a reduction of revenue or an operating expense. Upon adoption, the Company reclassified the amortization of its deferred carriage fees as a reduction to revenues, net. This reclassification has been made for the comparable 2001 and 2000 periods. Customer incentives previously included in technical and operating expenses were correspondingly reduced such that operating income and net income were not affected.

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Statement No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of Statement No. 146 is not expected to have a material effect on the Company’s financial statements.

Reclassifications

Certain reclassifications have been made to the prior year combined financial statements to conform to the current year presentation.

2.    Disposition

On December 7, 2002, NBC completed its acquisition of Bravo from RMH pursuant to the Agreement. Simultaneously, NBC acquired MGM’s 20% interest in Bravo. As part of the Agreement, Bravo distributed its interest in its wholly-owned subsidiary, IFC and its subsidiaries to RMH. Net assets of Bravo acquired by NBC amounted to $96,641 which is reflected as a disposition in the combined statement of members’ capital at December 31, 2002.

The following summary presents the Company’s unaudited pro forma combined results of operations for the years ended December 31, 2002, 2001 and 2000, as if Bravo had been disposed of at the beginning of each period.

	2002	2001	2000
Revenues, net	$350,466	$291,183	$246,712
Net income	$102,611	$74,402	$12,887

The pro forma results are not necessarily indicative of what actually would have occurred if the disposition had been completed as of the beginning of each period presented, nor are they necessarily indicative of future combined results.

AMERICAN MOVIE CLASSICS COMPANY AND SUBSIDIARIES,

THE INDEPENDENT FILM CHANNEL LLC AND SUBSIDIARIES, AND

BRAVO COMPANY

NOTES TO COMBINED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

The pro forma net assets of the Company, assuming that Bravo had been disposed as of December 31, 2001, would have been as follows:

Total assets	$534,824
Total liabilities	$222,008
Members’ capital	$312,816

On October 31, 2000 Bravo completed the sale of its BLA division for gross proceeds of $13,496, of which $4,000 was in the form of a note receivable. The note receivable, bearing interest at 8.5%, was paid in full in January 2001. In conjunction with the sale, Bravo entered into an agreement to cancel both its capital and operating leases on transponders covering this geographic region in 2001. As a result of these cancellations, during 2000, Bravo recognized a loss of approximately $2,686, representing lease termination penalties of $2,562 and periodic rental payments for the period the transponders will not be used. For the year ended December 31, 2000, after adjusting for the cost of the net assets sold and for the expenses associated with the divestiture, including accrued employee termination benefits of approximately $700 for eight employees, Bravo realized a gain of approximately $5,716.

3.    Plant and Equipment

Plant and equipment consist of the following:

	December 31,		Estimated useful lives
	2002	2001
Program, service and test equipment	$20,005	$17,702	3 to 8 years
Origination equipment	23,994	33,498	8 to 10 years
Furniture and fixtures	8,493	7,560	5 to 8 years
Leasehold improvements	3,294	3,137	Life of lease

	55,786	61,897
Accumulated depreciation and amortization	(35,685)	(36,043)

	$20,101	$25,854

AMERICAN MOVIE CLASSICS COMPANY AND SUBSIDIARIES,

THE INDEPENDENT FILM CHANNEL LLC AND SUBSIDIARIES, AND

BRAVO COMPANY

NOTES TO COMBINED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

4.    Intangible Assets

The following table summarizes information relating to the Company’s acquired intangible assets at December 31,:

	2002	2001
Gross carrying amount of amortized intangible assets
Affiliation agreements	$145,445	$145,445

Accumulated amortization
Affiliation agreements	122,399	107,854

Unamortized intangible assets
Excess costs over the fair value of net assets acquired	1,574	1,574

Total intangibles	$24,620	$39,165

Aggregate amortization expense
Twelve months ended December 31, 2002	$14,544

Estimated amortization expense
Year ending December 31, 2003	$14,544
Year ending December 31, 2004	8,502

There is no estimated amortization expense for years following December 31, 2004 as the affiliation agreements will be fully amortized during 2004.

5.    Bank Debt

In March 2002, AMCC and Bravo entered into a $200,000 revolving credit facility with a group of banks. This facility amended and restated the previously existing AMCC $200,000 revolving loan. In connection with the sale of Bravo, the March 2002 credit facility was terminated by its terms; there were no outstanding borrowings at such time. The termination of the March 2002 credit facility and the previously existing AMCC loan resulted in the write-off of deferred financing costs in the amount of $3,120 which is reflected in the combined statements of income for the year ended December 31, 2002.

In 2001, AMCC had a Credit Agreement with a maturity date of March 31, 2006 and consisted of a term loan and a revolving loan with available borrowings of $225,000 and $200,000, respectively. On April 2, 2001, all outstanding debt was repaid and the term loan was cancelled.

6.    Allocations and Related-Party Transactions

Notes Receivable—Affiliates

Notes receivable—affiliates includes loans of $90,000, plus accrued interest of $178, made by AMCC to a subsidiary of RMH. The note was entered into on December 4, 2002 and is due on the earlier of demand by AMCC or June 1, 2003 and bears interest at a rate of LIBOR plus 3% per annum. In September 2001, a note was entered into between the Company and a subsidiary of RMH which provided for payment on the earlier of demand by the Company or March 1, 2002. On February 28, 2002, this September 2001 Note was amended to extend the due date to the earlier of demand or April 30, 2002. During 2002, the Company loaned funds of $34,355 and was repaid $110,338 relating to the September 2001 Note.

AMERICAN MOVIE CLASSICS COMPANY AND SUBSIDIARIES,

THE INDEPENDENT FILM CHANNEL LLC AND SUBSIDIARIES, AND

BRAVO COMPANY

NOTES TO COMBINED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

Allocations

The combined financial statements of the Company reflect the application of certain allocation policies of CSC and RMH, which are summarized below. Management believes that these allocations have been made on a reasonable basis. However, it is not practicable to determine whether the allocated amounts represent amounts that might have been incurred on a stand-alone basis, as there is no company-specific or comparable industry benchmarks with which to make such estimates. Explanations of the composition and the amounts of the more significant allocations are described below.

Corporate General and Administrative Costs

General and administrative costs, including costs of maintaining corporate headquarters, facilities and common support functions (such as human resources, legal, finance, accounting, tax, audit, treasury, strategy planning, information technology, creative and production services, etc.) have been allocated by CSC and RMH generally based upon specific usage measured by proportionate headcount or square footage. In addition, certain allocations are also based on revenues or expenses of the Company in relation to consolidated CSC or consolidated RMH. The remaining overhead, principally salaries of corporate executives, is allocated based on management’s estimate of the level of effort expended on each business unit based on historical trends. Such costs allocated to the Company amounted to $27,288, $23,286 and $18,260 for the years ended December 31, 2002, 2001 and 2000, respectively, and have been included in selling, general and administrative expenses.

Related-Party Transactions

As described below, the Company provides services to and receives services from affiliates of CSC and RMH. As many of these transactions are conducted between subsidiaries under common control of CSC, amounts charged for these services have not necessarily been based upon arm’s length negotiations. However, it is not practicable to determine whether the amounts charged represent amounts that might have been incurred on a stand-alone basis for the Company.

The Company distributes programming to the pay television industry under contracts called affiliation agreements. Revenues earned under affiliation agreements with companies owned by or affiliated with CSC for the years ended December 31, 2002, 2001 and 2000 were approximately $11,720, $11,420, and $12,738, respectively.

RMH pays the Company for advertising revenue earned in connection with an agreement between RMH and a third party entered into during 2000. Such revenues were $608, $583, and $453 for the years ended December 31, 2002, 2001, and 2000, respectively. In addition, the Company earned $257 and $402 for the years ended December 31, 2002 and 2001, respectively, for advertising revenue earned from subsidiaries of RMH; no amounts were earned in 2000.

The Company has the right to exhibit and promote films under contracts between the Company and RMH for films either licensed or owned by RMH. Amounts charged to the Company under these contracts amounted to $496 and $592 for the years ended December 31, 2002 and 2001, respectively.

CSC and the Company may enter into agreements with third party service providers in which the amounts paid by CSC or the Company may differ from the amounts that CSC or the Company would otherwise pay if

AMERICAN MOVIE CLASSICS COMPANY AND SUBSIDIARIES,

THE INDEPENDENT FILM CHANNEL LLC AND SUBSIDIARIES, AND

BRAVO COMPANY

NOTES TO COMBINED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

such arrangements were on an arm’s-length basis. These arrangements are in return for the service provider’s or its affiliate’s agreement to make payments or provide services to CSC or the Company on a basis more or less favorable than either CSC or the Company would otherwise obtain. Where the Company has received the benefits of CSC’s negotiations in the form of increased affiliation payments or discounted license fees, CSC charges the Company the amount of the benefit. In one such agreement, the Company has recorded charges from CSC relating to increased affiliation payments amounting to $14,000 in 2002, 2001 and 2000, which has been reflected as a reduction of the Company’s affiliation revenue. In another such agreement, CSC entered into an affiliation agreement with a provider that resulted in higher rates per subscriber charged to CSC than those under a previous agreement. As part of the negotiations, the service provider agreed to amend the existing film license agreement with the Company with both reduced license fees and a revised list of film titles licensed. Since the Company received the benefit of CSC’s negotiations in the form of discounted license fees, CSC charged the Company $10,000, which was treated as a cost to acquire the rights to the revised list of film titles and was classified as feature film inventory. Amortization of this charge over the remaining license period has been reflected as increased film licensing costs of $1,622 in 2002, 2001, and 2000, respectively, which has been included in technical and operating expenses from continuing operations.

Rainbow Network Communications (“RNC”), an affiliate of the Company, provides certain transmission and production services to the Company. The Company was charged approximately $13,184, $13,309 and $12,106 in 2002, 2001 and 2000, respectively, for these services. The Company has entered into agreements that allow RNC to continue providing these services through 2006. Future cash payments required under these agreements amount to $5,889 in 2003, $6,178 in 2004, $3,522 in 2005, and $3,674 in 2006.

Under contractual agreements, CSC provides certain management services to the Company. These agreements provide for payment, in addition to expense reimbursement, of an aggregate fee of 3.5% of AMCC’s gross revenues, as defined. The agreements are automatically renewable every five years at the option of CSC. Pursuant to the terms of these agreements, the Company was charged management fees of $10,793, $9,207, and $7,699 in 2002, 2001, and 2000, respectively.

CSC allocates to the Company its proportionate share of expenses or benefits related to the CSC SAR Plan and other incentive plans. For the years ended December 31, 2002, 2001 and 2000, the Company recorded a net expense (benefit) of approximately $1,608, ($5,082), and $12,785, respectively, for its proportionate share of the CSC SAR Plan expense (benefit) (($4,042), ($9,162), and $12,785, respectively) and other incentive plans (benefit) expense of (($5,650) and $4,080, for the years ended December 31, 2002 and 2001, respectively). Such amounts are recorded as administrative expenses in the accompanying combined statements of income. Liabilities related to the grants under the CSC SAR Plan are funded by RMH and are reflected as either capital contributions from or (distributions to) RMH in the combined financial statements of the Company. The other partner does not share in the charge or benefit associated with the CSC SAR Plan. The other incentive plans are funded by both partners and liabilities of $8,667 and $4,080, related to these plans are reflected as accrued payroll and related costs at December 31, 2002 and 2001, respectively.

7.    Benefit Plans

CSC sponsors a cash balance pension plan and a 401(k) savings plan and during 2002 and 2001, CSC sponsored an excess savings and excess cash balance plan, in which the Company and its subsidiaries participate. In connection with the cash balance plan and excess cash plan, CSC charges the Company for credits made into an account established for each participant. Such credits are based upon a percentage of eligible base pay and a

AMERICAN MOVIE CLASSICS COMPANY AND SUBSIDIARIES,

THE INDEPENDENT FILM CHANNEL LLC AND SUBSIDIARIES, AND

BRAVO COMPANY

NOTES TO COMBINED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

market-based rate of return. The Company also makes matching contributions for a portion of employee voluntary contributions to the 401(k) savings plan and the excess savings plan. Total expense related to these plans was approximately $1,376, $1,499 and $552 for the years ended December 31, 2002, 2001 and 2000, respectively. The Company does not provide post retirement benefits for any of its employees.

8.    Leases

The Partnerships lease transponder space on several satellites and certain facilities under operating lease agreements that expire at various dates through 2006. Rent expense for operating leases amounted to approximately $5,137, $4,336 and $4,096 for the years ended December 31, 2002, 2001 and 2000, respectively. The following is a schedule of future minimum lease payments for operating leases as of December 31, 2002:

Year ending December 31,
2003	$3,039
2004	2,680
2005	2,530
2006	2,494
2007	714
Thereafter	119

Total minimum lease payments	$11,576

The Company leases transponder space on satellites under capital leases that expire at various dates through 2006. At December 31, 2002 and 2001, the gross amount of equipment and related accumulated amortization recorded under capital leases was as follows:

	2002	2001
Origination equipment	$21,718	$33,499
Accumulated amortization	(14,757)	(19,644)

	$6,961	$13,855

Future minimum capital lease payments as of December 31, 2002 are:

Year ending December 31,
2003	$3,780
2004	3,600
2005	1,620
2006	1,620

Total minimum lease payments	10,620
Less amount representing interest (10%)	1,544

Present value of net minimum capital lease payments	9,076
Less current installments	3,008

Obligations under capital leases, excluding current installments	$6,068

AMERICAN MOVIE CLASSICS COMPANY AND SUBSIDIARIES,

THE INDEPENDENT FILM CHANNEL LLC AND SUBSIDIARIES, AND

BRAVO COMPANY

NOTES TO COMBINED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

9.    Commitments and Contingencies

The Company has entered into various contracts with RMH subsidiaries to license films for pay television programming and to provide certain transmission and production services to the Company (previously disclosed in footnote 6). Maximum future cash payments required under these contracts as of December 31, 2002 are as follows:

Year ending December 31,
2002	$15,129
2003	15,418
2004	12,887
2005	4,789
2006	240
Thereafter	1,200

$49,663

During 2001, the Company secured carriage commitments with certain multiple system operators under long-term affiliation agreements, in exchange for which the Company agreed to make payments when certain launch thresholds are met conditioned upon continued carriage. The Company is contingently liable through  2003 for payments of up to $12,902, which will be used by the operators to provide various marketing and promotional support for the Company.

The Company has entered into various agreements with multiple system operators to make payments towards marketing programs of such operators. Future cash payments required under these agreements amount to $502 in 2003, $509 in 2004, $513 in 2005, $370 in 2006 and $375 in 2007.

Broadcast Music, Inc. (“BMI”), an organization which licenses the performance of the musical compositions of its affiliated composers, authors and publishers, has alleged that the Partnerships need a license to exhibit programs containing musical compositions in BMI’s catalog and that continued use requires a license. In June 1992, the Company and BMI entered into a written license agreement covering the period January 1, 1990 through June 30, 1993, pursuant to which BMI agreed to an interim fee of 0.3% of net revenues. This agreement was extended several times and is currently extended on a month-to-month basis, terminable by either party on thirty days prior written notice.

BMI agreed to treat as final all payments made by the Company for the period commencing on the launch date of each service and ending June 30, 1992. However, commencing with July 1, 1992, the license fees payable by the Company are subject to retroactive adjustment either at such time as the Federal Rate Court reaches a final determination or the parties reach final agreement.

On November 4, 1997, the Company requested a license from BMI covering public performances of music by WE and its affiliated distributors from the date of launch of WE. BMI, in response, had indicated that WE is licensed as of the date of that correspondence at an interim fee equaling 0.3% of WE’s net revenues. That interim fee is subject to retroactive adjustment in the same manner as pertains to the license arrangements with BMI for the AMC service. BMI has indicated that it is willing to discuss an appropriate retroactive license fee back to the date of launch. Those discussions have not yet concluded.

AMERICAN MOVIE CLASSICS COMPANY AND SUBSIDIARIES,

THE INDEPENDENT FILM CHANNEL LLC AND SUBSIDIARIES, AND

BRAVO COMPANY

NOTES TO COMBINED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

The American Society of Composers, Authors and Publishers (“ASCAP”), another organization which licenses the performance of the musical compositions of its members, has also alleged that the Partnerships need a license to exhibit programs containing musical compositions in its catalog and that continued use requires a license. The subject of the fees to be paid to ASCAP and the manner in which they will be paid has been submitted to a Federal Rate Court in New York and is still pending. By submitting the matter to the Federal Rate Court, the Company has been licensed by ASCAP for periods subsequent to March 6, 1989, at an interim fee of 0.3% of net revenues per year. The interim fee is subject to retroactive adjustment when the Federal Rate Court reaches a final decision. In addition, ASCAP has sought payments for license fees for part or all of the period from January 1, 1986 to March 6, 1989.

On November 4, 1997, the Company requested from ASCAP a license covering the use of public performances of ASCAP music by WE and its affiliated distributors from the launch date of that service. ASCAP has agreed to license WE on an interim basis at the rate of 0.3% of WE’s net revenues. That interim fee is subject to retroactive adjustment in the same manner as pertains to the license arrangements with ASCAP for the AMC service.

In addition, the Company is party to various lawsuits arising out of the ordinary conduct of its business.

Management believes that the settlement of the above matters will not have a material adverse effect on the financial position of the Company.

10.    Concentrations of Credit Risk

During 2002 and 2000, the Company had three customers that collectively accounted for 47% and 40%, respectively, of net revenues. During 2001, the Company had two customers that collectively accounted for approximately 30% of net revenues. At December 31, 2002 and 2001, the Company had three and five customers, respectively, totaling approximately 44% and 62%, respectively, of the Company’s net trade receivable balances including those due from affiliates, which exposes the Company to a concentration of credit risk.

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

Cash, Trade Accounts Receivable, Trade Accounts Receivable—Affiliates, Other Receivables—Affiliates, Note Receivable—Affiliate, Prepaid Expenses and Other Assets, Accounts Payable, Accrued Expenses, Accounts Payable-Affiliates

The carrying amount approximates fair value due to the short-term maturity of these instruments.

AMERICAN MOVIE CLASSICS COMPANY AND SUBSIDIARIES,

THE INDEPENDENT FILM CHANNEL LLC AND SUBSIDIARIES, AND

BRAVO COMPANY

NOTES TO COMBINED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands)

12.    Subsequent Events

In February 2003, the Company made a distribution of $50,000 to each partner based on their pro rata partnership interests; $10,000 in cash was distributed to MGM and $40,000 was distributed to RMH comprised of $8,000 in cash and $32,000 in the forgiveness of debt due to AMCC.

In March 2003, AMCC, IFC, and WE, entered into a $75,000 credit facility consisting of a $40,000 revolver and a $35,000 term loan, maturing on March 31, 2008 and March 31, 2009, respectively (in certain limited circumstances the maturity date may be accelerated to November 1, 2005). The facility requires commitment reductions beginning in June of 2005. The facility contains certain covenants that may limit AMCC, IFC, and WE’s ability to utilize all of the undrawn funds available there under, including covenants requiring the maintenance of financial ratios and restricting the permitted use of borrowed funds.

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

10.5(18)	Third Amended and Restated Credit Agreement, dated as of June 11, 2002, among MGM Studios, Orion, Bank of America, as administrative agent, certain lenders and certain L/C issuers**

10.6(2)	Form of Modification and Cancellation Agreement, dated as of November 5, 1997

10.7(2)	Amended and Restated 1996 Stock Incentive Plan dated as of November 11, 1997 and form of related Stock Option Agreement*

10.8(7)	Amendment No. 1 to Amended and Restated 1996 Stock Incentive Plan*

10.9(6)	Form of Executive Option Exchange Agreement*

10.10(15)	Form of Director Stock Option Agreement Pursuant to the Amended and Restated 1996 Stock Incentive Plan*

10.11(2)	Senior Management Bonus Plan dated as of November 11, 1997 and form of related Bonus Interest Agreement*

10.12(6)	Bonus Interest Amendment*

10.13(11)	Form of 2000 Employee Incentive Plan*

10.14(2)	Amended and Restated Employment Agreement of Frank G. Mancuso dated as of August 4, 1997

10.15(10)	Consulting Agreement of Frank G. Mancuso dated as of August 12, 1999

10.16(2)	Employment Agreement of William A. Jones dated as of October 10, 1996*

10.17(13)	Amendment to Employment Agreement of William A. Jones dated as of July 16, 1999*

10.18(5)	Employment Agreement of Daniel J. Taylor dated as of August 1, 1997*

10.19(5)	Amendment to Employment Agreement of Daniel J. Taylor dated as of June 15, 1998*

10.20(13)	Amendment to Employment Agreement of Daniel J. Taylor dated as of November 1, 2000*

10.21(9)	Employment Agreement of Christopher J. McGurk dated as of April 28, 1999*

10.22(9)	Letter Agreement between the Company and Christopher J. McGurk dated April 28, 1999*

Exhibit Number	Document Description

10.23(17)	Amendment to Employment Agreement of Christopher J. McGurk dated March 25, 2002*

10.24(9)	Employment Agreement of Alex Yemenidjian dated as of April 28, 1999*

10.25(17)	Amendment to Employment Agreement of Alex Yemenidjian dated March 25, 2002*

10.26(12)	Employment Agreement of Jay Rakow dated as of August 7, 2000*

10.27(12)	Addendum to Employment Agreement of Jay Rakow dated as of August 7, 2000*

10.28(12)	Employment Agreement of Michael R. Gleason dated August 22, 2000

10.29(2)	Indemnification Agreement dated as of October 10, 1996—Frank G. Mancuso

10.30(2)	Indemnification Agreement dated as of October 10, 1996—William A. Jones

10.31(2)	Indemnification Agreement dated as of October 10, 1996—James D. Aljian

10.32(2)	Indemnification Agreement dated as of October 10, 1996— Michael R. Gleason

10.33(2)	Indemnification Agreement dated as of October 10, 1996—Kirk Kerkorian

10.34(2)	Indemnification Agreement dated as of October 10, 1996—Jerome B. York

10.35(3)	Indemnification Agreement dated as of November 7, 1997—Alex Yemenidjian

10.36(3)	Indemnification Agreement dated as of January 28, 1998—Francis Ford Coppola

10.37(5)	Indemnification Agreement dated as of June 15, 1998—Daniel J. Taylor

10.38(6)	Indemnification Agreement dated as of November 12, 1998—Alexander M. Haig, Jr.

10.39(6)	Indemnification Agreement dated as of November 12, 1998—Willie D. Davis

10.40(9)	Indemnification Agreement dated as of April 28, 1999—Christopher J. McGurk

10.41(12)	Indemnification Agreement dated as of August 2, 2000—Jay Rakow

10.42(12)	Indemnification Agreement dated as of September 7, 2000—Priscilla Presley

10.43(16)	Indemnification Agreement dated as of February 12, 2001—Henry Winterstern

10.44(2)	Form of Amended and Restated Shareholders Agreement dated as of August 4, 1997

10.45(5)	Form of Waiver and Amendment No. 1 to Amended and Restated Shareholders Agreement dated as of August 8, 1998

10.46(5)	Form of Amendment No. 2 to Amended and Restated Shareholders Agreement dated September 1, 1998

10.47(6)	Form of Waiver and Amendment No. 3 to Amended and Restated Shareholders Agreement

10.48(2)	Form of Amended and Restated Stock Option Agreement between the Company and Celsus Financial Corp.

10.49(2)	Form of Inducement Agreement dated as of November 5, 1997

10.50(2)	Form of Investment Agreement dated November 12, 1997 between the Company and Tracinda

10.51(4)	1998 Non-Employee Director Stock Plan*

10.52(14)	Agreement between Metro-Goldwyn-Mayer Inc. and Rainbow Media Holdings Inc. dated January 31, 2001

21(19)	List of Subsidiaries of Metro-Goldwyn-Mayer Inc.

23(19)	Consent of Independent Auditors

23.1(1)	Consent of Independent Auditors

99.1(19)	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Document Description

99.2(19)	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3(1)	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.4(1)	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan.
**	Filed without Schedules.
(1)	Filed herewith.
(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-35411) and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1997 (File No. 001-13481) and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Form S-8 (File No. 333-52953) and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-60723) and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1998 (File No. 001-13481) and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Registration on Form S-8 (File No. 333-83823) and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 1999 (File No. 001-13481) and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-82775) and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 1999 (File No. 001-13481) and incorporated herein by reference.
(11)	Filed as an appendix to the Company’s Proxy Statement for the annual meeting held on May 4, 2000 and incorporated herein by reference.
(12)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2000 (File No. 001-13481) and incorporated herein by reference.
(13)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2000 (File No. 001-13481) and incorporated herein by reference.
(14)	Filed as an exhibit to the Company’s Form 8-K dated January 31, 2001 (File No. 001-13481) and incorporated herein by reference.
(15)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2001 (File No. 001-13481) and incorporated herein by reference.
(16)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2001 (File No. 001-13481) and incorporated herein by reference.
(17)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2002 (File No. 001-13481) and incorporated herein by reference.
(18)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2002 (File No. 001-13481) and incorporated herein by reference
(19)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2002 (File No. 001-13481) and incorporated herein by reference.