Form 10-Q
period 2003-03-31
METRO-GOLDWYN-MAYER INC
filed 2003-04-25
CIK 1026816

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

The number of shares of the Registrant’s common stock outstanding as of April 23, 2003 was 245,539,757.

METRO-GOLDWYN-MAYER INC.

FORM 10-Q

March 31, 2003

i

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

METRO-GOLDWYN-MAYER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Cash and cash equivalents	$639,455	$593,131
Short-term investments	36,734	6,488
Accounts and contracts receivable (net of allowance for doubtful accounts of $40,508 and $40,980, respectively)	486,193	590,637
Film and television costs, net	1,840,033	1,870,692
Investments in and advances to affiliates	614,395	620,132
Property and equipment, net	40,037	41,397
Goodwill	516,706	516,706
Other assets	27,497	29,791

	$4,201,050	$4,268,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Bank and other debt	$1,156,467	$1,156,725
Accounts payable and accrued liabilities	190,032	212,792
Accrued participants’ share	269,443	263,070
Income taxes payable	32,360	33,030
Advances and deferred revenues	61,488	65,051
Other liabilities	61,344	23,840

Total liabilities	1,771,134	1,754,508

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 500,000,000 shares authorized, 251,960,505 shares issued	2,520	2,520
Additional paid-in capital	3,915,007	3,914,923
Deficit	(1,401,634)	(1,345,812)
Accumulated other comprehensive loss	(12,161)	(18,361)
Less: treasury stock, at cost, 6,403,873 and 3,107,609 shares	(73,816)	(38,804)

Total stockholders’ equity	2,429,916	2,514,466

	$4,201,050	$4,268,974

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

METRO-GOLDWYN-MAYER INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Quarter Ended March 31,
	2003	2002
Revenues	$395,191	$315,128
Expenses:
Operating	223,930	224,193
Selling, general and administrative	205,077	152,705
Depreciation	5,239	4,628

Total expenses	434,246	381,526

Operating loss	(39,055)	(66,398)
Other income (expense):
Equity in net earnings (losses) of affiliates	2,490	(6,834)
Interest expense, net of amounts capitalized	(17,949)	(16,095)
Interest and other income, net	3,308	695

Total other expenses	(12,151)	(22,234)

Loss from operations before provision for income taxes	(51,206)	(88,632)
Income tax provision	(4,616)	(2,160)

Net loss	$(55,822)	$(90,792)

Loss per share:
Basic and diluted	$(0.22)	$(0.37)

Weighted average number of common shares outstanding:
Basic and diluted	248,469,650	242,526,586

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

METRO-GOLDWYN-MAYER INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Preferred Stock		Common Stock		Add’l Paid-in Capital	Deficit	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Less: Treasury Stock	Total Stockholders’ Equity
	No. of Shares	Par Value	No. of Shares	Par Value
Balance December 31, 2002	—	$—	251,960,505	$2,520	$3,914,923	$(1,345,812)	$—	$(18,361)	$(38,804)	$2,514,466
Common stock issued to directors, officers and employees, net	—	—	—	—	84	—	—	—	1,087	1,171
Acquisition of treasury stock, at cost	—	—	—	—	—	—	—	—	(36,099)	(36,099)
Comprehensive income (loss):
Net loss	—	—	—	—	—	(55,822)	(55,822)	—	—	(55,822)
Unrealized gain on derivative instruments	—	—	—	—	—	—	6,094	6,094	—	6,094
Unrealized loss on securities	—	—	—	—	—	—	(196)	(196)	—	(196)
Foreign currency translation adjustments	—	—	—	—	—	—	302	302	—	302

Comprehensive loss	—	—	—	—	—	—	(49,622)	—	—	—

Balance March 31, 2003 (unaudited)	—	$—	251,960,505	$2,520	$3,915,007	$(1,401,634)	$—	$(12,161)	$(73,816)	$2,429,916

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

METRO-GOLDWYN-MAYER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarter Ended March 31,
	2003	2002
Net cash provided by (used in) operating activities	$108,310	$(45,116)

Investing activities:
Dividend received from cable channel	10,000	—
Purchase of short-term investments	(30,246)	—
Investments in and advances to affiliates	(1,773)	(3,020)
Additions to property and equipment	(3,879)	(2,358)

Net cash used in investing activities	(25,898)	(5,378)

Financing activities:
Net proceeds from issuance of equity securities to outside parties	—	164,771
Net proceeds from issuance of equity securities to related parties	—	571
Acquisition of treasury stock	(36,099)	—
Additions to borrowed funds	—	75,000
Repayments of borrowed funds	(286)	(188,482)

Net cash (used in) provided by financing activities	(36,385)	51,860

Net change in cash and cash equivalents from operating, investing and financing activities	46,027	1,366
Net increase (decrease) in cash due to foreign currency fluctuations	297	(65)

Net change in cash and cash equivalents	46,324	1,301
Cash and cash equivalents at beginning of the year	593,131	2,698

Cash and cash equivalents at end of the quarter	$639,455	$3,999

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and the instructions to Form 10-Q related to interim period financial statements. Accordingly, these financial statements do not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, these financial statements contain all adjustments consisting only of normal recurring accruals which, in the opinion of management, are necessary in order to make the financial statements not misleading. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2002. As permitted by American Institute of Certified Public Accountants Statement of Position (“SOP”) 00-2, “Accounting by Producers or Distributors of Films,” the Company has presented unclassified balance sheets.

Goodwill.    Beginning January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Upon adoption and subsequently on an annual basis, the Company completes an impairment review and has not recognized any impairment of goodwill and other intangible assets already included in the financial statements. The Company expects to receive future benefits from previously acquired goodwill over an indefinite period of time. Accordingly, beginning January 1, 2002, the Company has foregone all related amortization expense. Since the Company is recording its equity in net earnings of the Cable Channels (see Note 4) on a one-quarter lag, amortization of goodwill of the Cable Channels ($9,528,000 for the quarter ended March 31, 2002) is not included in the calculation of the Company’s equity in the net earnings in this investment commencing on April 1, 2002.

For the quarters ended March 31, 2003 and 2002, the reconciliation of reported net loss and net loss per share to adjusted net loss and adjusted net loss per share reflecting the elimination of goodwill amortization is as follows (in thousands, except per share data, unaudited):

	Quarter Ended March 31,
	Net Loss		Per Share Data
	2003	2002	2003	2002
Net loss, as reported	$(55,822)	$(90,792)	$(0.22)	$(0.37)
Elimination of goodwill amortization related to equity investees	—	9,528	—	0.04

Net loss, as adjusted	$(55,822)	$(81,264)	$(0.22)	$(0.33)

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Loss.    Components of other comprehensive loss are shown below (in thousands, unaudited):

	Quarter Ended March 31,
	2003	2002
Net loss	$(55,822)	$(90,792)
Other comprehensive income (loss):
Unrealized gain on derivative instruments	6,094	5,659
Unrealized loss on securities	(196)	(78)
Cumulative foreign currency translation adjustments	302	(97)

Total comprehensive loss	$(49,622)	$(85,308)

Components of accumulated other comprehensive income (loss) are shown below (in thousands, unaudited):

	Unrealized Gain (Loss) on Derivative Instruments	Unrealized Loss on Securities	Unfunded Pension Plan Obligation	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2002	$(13,859)	$(782)	$(3,994)	$274	$(18,361)
Current year change	6,094	(196)	—	302	6,200

Balance at March 31, 2003	$(7,765)	$(978)	$(3,994)	$576	$(12,161)

New Accounting Pronouncements.    In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of this statement is to develop consistent accounting of asset retirement obligations and related costs in the financial statements and provide more information about future cash outflows, leverage and liquidity regarding retirement obligations and the gross investment in long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company implemented SFAS No. 143 on January 1, 2003. The impact of such adoption did not have a material effect on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 nullifies EITF Issue No 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement is effective prospectively with regards to exit or disposal activities initiated after December 31, 2002. The Company implemented SFAS No. 146 on January 1, 2003. The impact of such adoption did not have a material effect on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

used on reported results. The Company implemented SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. The Company has not yet determined whether they will voluntarily change to the fair value based method of accounting for stock-based employee compensation.

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

As of March 31, 2003, the Company has paid $54,844,000 of the severance and other related costs. In January and February 2002, in accordance with certain agreements with the Company’s former Chairman and Vice Chairman, $16,964,000 of the severance and related costs were converted into 863,499 shares of common stock of the Company. The remaining unpaid severance at March 31, 2003 consists of unexercised stock options held by the Company’s former Chairman, which are marked to market under variable option accounting.

Note 3—Film and Television Costs

Film and television costs, net of amortization, are summarized as follows (in thousands):

	March 31, 2003	December 31, 2002
	(unaudited)
Theatrical productions:
Released	$4,071,322	$3,984,330
Less: accumulated amortization	(2,702,108)	(2,593,626)

Released, net	1,369,214	1,390,704
Completed not released	59,117	34,521
In production	145,069	188,188
In development	30,468	28,745

Subtotal: theatrical productions	1,603,868	1,642,158

Television programming:
Released	964,163	936,440
Less: accumulated amortization	(755,752)	(738,164)

Released, net	208,411	198,276
In production	26,625	29,224
In development	1,129	1,034

Subtotal: television programming	236,165	228,534

	$1,840,033	$1,870,692

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest costs capitalized to theatrical productions were $2,970,000 and $1,865,000 during the quarters ended March 31, 2003 and 2002, respectively.

Note 4—Investments In and Advances to Affiliates

Investments are summarized as follows (in thousands):

	March 31, 2003	December 31, 2002
	(unaudited)
Domestic cable channels	$590,309	$595,457
Foreign cable channels	14,791	15,697
Joint ventures	9,145	8,828
Others	150	150

	$614,395	$620,132

Domestic Cable Channels.    On April 2, 2001, the Company invested $825,000,000 in cash for a 20 percent interest in two general partnerships which own and operate the American Movie Classics, the Independent Film Channel and WE: Women’s Entertainment (formerly Romance Classics) and, until recently, Bravo, cable channels, collectively referred to as the “Cable Channels.” These partnerships were wholly-owned by Rainbow Media Holdings, Inc. (“Rainbow Media”), a 74 percent subsidiary of Cablevision Systems Corporation (“Cablevision”). The proceeds of the $825,000,000 investment were used as follows: (i) $365,000,000 was used to repay bank debt of the partnerships; (ii) $295,500,000 was used to repay intercompany loans from Cablevision and its affiliates; and (iii) $164,500,000 was added to the working capital of the partnerships. The Company financed the investment through the sale of equity securities, which provided aggregate net proceeds of approximately $635,600,000, and borrowings under the Company’s credit facilities. Based upon certain assumptions that management of the Company believes are reasonable, the Company’s determination of the difference between the Company’s original cost basis in their investment in the Cable Channels and the Company’s share of the underlying equity in net assets (referred to as “intangible assets”) was approximately $762,000,000 (after amortization of goodwill and the sale of the Bravo cable channel discussed below, the difference between our cost basis and our share of the underlying equity in net assets is approximately $530,000,000).

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

The Company is accounting for its investments in the Cable Channels in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” In accordance with APB Opinion No. 18, management continually reviews its equity investments to determine if any permanent impairment has occurred. If, in management’s judgment, an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings. Such determination is dependent on the specific facts and circumstances, including the financial condition of the investee, subscriber demand and growth, demand for advertising time and space, the intent and ability to retain the investment, and general economic conditions in the areas in which the investee operates. As of March 31, 2003, management has determined that there have been no impairments.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with APB No. 18, the Company is recording its share of the earnings and losses in the Cable Channels based on the most recently available financial statements received from the Cable Channels. Due to a lag in the receipt of the financial statements from the Cable Channels, the Company is reporting its interest in the Cable Channels on a one-quarter lag. Summarized financial information for the Cable Channels (including Bravo through December 5, 2002) as of December 31, 2002, and for the quarter ended December 31, 2002, were as follows (in thousands):

As of December 31, 2002:
Current assets	$262,854
Non-current assets	$382,127
Current liabilities	$118,236
Non-current liabilities	$168,981
For the quarter ended December 31, 2002:
Revenues, net	$128,561
Operating income	$36,414
Net income	$33,751

In the quarter ended March 31, 2003, the Company’s share of the Cable Channels’ net operating results was a profit of $4,781,000. In the quarter ended March 31, 2002, the Company’s share of the Cable Channel’s net operating results was a loss of $4,391,000 (of which a profit of $13,000 pertained to Bravo), which included goodwill amortization of $9,528,000 (see Note 1).

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

Foreign Cable Channels.    The Company holds minority equity interests in various television channels located in certain international territories for which the Company realized its share of the channels’ net operating results, which aggregated a net loss of $834,000 and $1,727,000 in the quarters ended March 31, 2003 and 2002, respectively. The Company is accounting for these investments in accordance with APB Opinion No. 18.

Joint Ventures.    On August 13, 2001, the Company, through its wholly-owned subsidiary, MGM On Demand Inc., acquired a 20 percent interest in a joint venture established to create an on-demand movie service to offer a broad selection of theatrically-released motion pictures via digital delivery for broadband internet users

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in the United States. Other partners in the joint venture include Sony Pictures Entertainment, Universal Studios, Warner Bros. and Paramount Pictures. The Company has funded $12,609,000 for its equity interest and its share of operating expenses of the joint venture as of March 31, 2003. The Company financed its investment through borrowings under its credit facilities. The Company is committed to fund its share of the operating expenses of the joint venture, as required. The Company is accounting for its interest in the joint venture under the equity method. In the quarters ended March 31, 2003 and 2002, the Company recognized a net loss of $1,602,000 and $291,000, respectively, for its share of the operating results of the joint venture.

In February 2002, the Company, through its wholly-owned subsidiary, MGM Domestic Television Distribution Inc., and NBC Enterprises, Inc. (each a “Member” and, collectively “the Members”) formed a new media sales company, MGM-NBC Media Sales, LLC (“MGM-NBC Media Sales”), to act as an agent to sell advertising time received by the Members as barter ad spots received as full or partial consideration from the sale of feature film and television programming product in the syndication market. The joint venture recognizes income from distribution fees of ten percent earned on sales of each Member’s barter advertising, and incurs overhead costs to operate the joint venture, which are shared between the Members. Each Member is entitled to its share of the net profits or losses of MGM-NBC Media Sales based on a contractual formula as specified in the agreement. In the quarters ended March 31, 2003 and 2002, the Company recognized a profit of $145,000 and a loss of $65,000, respectively, for its share of the operating results of the joint venture.

On March 27, 2002, the Company, through its wholly-owned subsidiary, MGM Digital Development Inc. (“MGM Digital”), acquired a one-seventh interest in NDC, LLC (“NDC”), a partnership created with the six other major studios to (i) develop and/or ratify standards for digital motion picture equipment and for digital cinema technology to be used in the delivery of high quality in-theatre digital cinema, and (ii) update and deploy a limited amount of new digital motion picture equipment in theatres. MGM Digital contributed $979,000 for its initial interest in NDC. The agreement has an initial term expiring on March 27, 2004. During the quarter ended March 31, 2002, the Company expensed its aggregate investment of $1,020,000 in the joint venture.

Note 5—Bank and Other Debt

Bank and other debt is summarized as follows (in thousands):

	March 31, 2003	December 31, 2002
	(unaudited)
Revolving Facility	$—	$—
Term Loans	1,150,000	1,150,000
Capitalized lease obligations and other borrowings	6,467	6,725

	$1,156,467	$1,156,725

On June 11, 2002, the Company, through its MGM Studios and Orion subsidiaries, entered into a third amended and restated credit facility with a syndicate of banks, which amended a pre-existing credit facility, aggregating $1.75 billion (the “Amended Credit Facility”) consisting of a five-year $600,000,000 revolving credit facility (the “Revolving Facility”), a five-year $300,000,000 term loan (“Tranche A Loan”) and a six-year $850,000,000 term loan (“Tranche B Loan”) (collectively, the “Term Loans”). The Revolving Facility and the Tranche A Loan bear interest at 2.75 percent over the Adjusted LIBOR rate, as defined (4.05 percent at March 31, 2003). The Tranche B Loan bears interest at 3.00 percent over the Adjusted LIBOR rate, as defined (4.28 percent at March 31, 2003). Scheduled amortization of the Term Loans under the Amended Credit Facility is $16,411,000 in 2003, $65,643,000 in each of 2004, 2005 and 2006, $122,785,000 in 2007 and $813,875,000 in 2008. The Revolving Facility matures on June 30, 2007.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s borrowings under the Amended Credit Facility are secured by substantially all the assets of the Company, with the exception of the copyrights in the James Bond series of motion pictures. The Amended Credit Facility contains various covenants including limitations on dividends, capital expenditures and indebtedness, and the maintenance of certain financial ratios. The Amended Credit Facility limits the amount of the investment in MGM which may be made by MGM Studios and Orion in the form of loans or advances, or purchases of capital stock of MGM, up to a maximum aggregate amount of $500,000,000 (or a maximum aggregate amount of $300,000,000 in the event that MGM Studios elects to release its entire investment in the Cable Channels from the loan collateral, as permitted under the Amended Credit Facility). As of March 31, 2003, $73,816,000 was loaned to MGM by MGM Studios to fund the purchase of treasury stock by MGM (see Note 7). Restricted net assets of MGM Studios and Orion at March 31, 2003 are approximately $1.9 billion. As of March 31, 2003, the Company was in compliance with all applicable covenants.

Capitalized lease obligations and other borrowings relate principally to contractual liabilities for the purchase of computers and other equipment.

Note 6—Financial Instruments

The Company is exposed to the impact of interest rate changes as a result of its variable rate long-term debt. In order to reduce its exposure, the Company had previously entered into three-year fixed interest rate swap agreements whereby the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate amounts calculated by reference to an agreed notional principal amount. The swap agreements aggregate a notional value of $550,000,000 at an average rate of approximately 5.96 percent and expire in July 2003. Because these swap agreements carry interest rates that currently exceed the Company’s borrowing rates under the Amended Credit Facility (see Note 5), the Company will recognize additional interest costs, which will be charged against future earnings. As of March 31, 2003, the Company would be required to pay approximately $7,834,000 if all such swap agreements were terminated, and this amount has been included in other liabilities and accumulated other comprehensive loss.

The Company is subject to market risks resulting from fluctuations in foreign currency exchange rates because approximately 25 percent of the Company’s revenues are denominated, and the Company incurs certain operating and production costs, in foreign currencies. In certain instances, the Company enters into foreign currency exchange forward contracts in order to reduce exposure to changes in foreign currency exchange rates that affect the value of the Company’s firm commitments and certain anticipated foreign currency cash flows. The Company currently intends to continue to enter into such contracts to hedge against future material foreign currency exchange rate risks. As of March 31, 2003, the Company has outstanding foreign currency forward contracts aggregating Canadian $21,400,000. As of March 31, 2003, the Company would be entitled to receive approximately $69,000 if all such foreign currency forward contracts were terminated, and this amount has been included in other assets and accumulated other comprehensive loss.

Note 7—Stockholders’ Equity

Earnings Per Share.    The Company computes earnings per share in accordance with SFAS No. 128, “Earnings Per Share” (“EPS”). The weighted average number of shares used in computing basic earnings or loss per share was 248,469,650 and 242,526,586 in the quarters ended March 31, 2003 and 2002, respectively. Dilutive securities of 1,434 and 3,211,705 are not included in the calculation of diluted EPS in the quarters ending March 31, 2003 and 2002, respectively, because they are antidilutive. Additionally, potentially dilutive securities of 30,326,072 and 11,231,892 have not been included in the calculation of diluted EPS in the quarters ended March 31, 2003 and 2002, respectively, because their exercise prices are greater than the average market price of the Company’s common stock during the periods.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Treasury Stock.    On July 26, 2002, the Company announced a share repurchase program authorizing the Company to purchase up to 10,000,000 shares of its common stock. The Company intends to fund the repurchase program from available cash on hand. As of March 31, 2003, the Company had repurchased 6,271,300 shares of common stock at an aggregate cost of $68,809,000. During the quarter ended March 31, 2003, the Company contributed 108,236 shares of common stock from treasury valued at $1,171,000 for directors, officers and employees.

Stock Options.    The Company has an Amended and Restated 1996 Stock Incentive Plan (the “1996 Incentive Plan”), which allows for the granting of stock awards aggregating not more than 36,000,000 shares. Awards under the 1996 Incentive Plan are generally not restricted to any specific form or structure and may include, without limitation, qualified or non-qualified stock options, incentive stock options, restricted stock awards and stock appreciation rights (collectively, “Awards”). Awards may be conditioned on continued employment, have various vesting schedules and accelerated vesting and exercisability provisions in the event of, among other things, a change in control of the Company.

The Company applies APB Opinion No. 25, “Accounting For Stock Issued to Employees,” and related interpretations in accounting for its plan. Had compensation cost for the plan been determined consistent with FASB Statement No. 148, the Company’s net loss would have been the following pro forma amounts (in thousands, except per share data, unaudited):

	Quarter Ended March 31,
	2003	2002
Net loss:
As reported	$(55,822)	$(90,792)
Less: total stock-based employee compensation expense determined under fair value based method for all awards	(8,316)	(10,808)

Pro forma	$(64,138)	$(101,600)

Basic and diluted loss per share:
As reported	$(0.22)	$(0.37)
Pro forma	$(0.26)	$(0.42)

The fair value of each option grant was estimated using the Black-Scholes model based on the following assumptions: the weighted average fair value of stock options granted in the quarters ended March 31, 2003 and 2002 was $4.05 and $7.31, respectively. The dividend yield was 0 percent in each period, and expected volatility was 53.2 percent and 51.0 percent for the quarters ended March 31, 2003 and 2002, respectively. Also, the calculation uses a weighted average expected life of 5.0 years in each period, and a weighted average assumed risk-free interest rate of 3.0 percent and 4.4 percent for the quarters ended March 31, 2003 and 2002, respectively.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Quarter Ended March 31,
	2003	2002
Revenues:
Feature films	$356,069	$280,646
Television programming	31,528	25,121
Cable channels	28,503	31,752
Other	7,017	9,361

Subtotal	423,117	346,880
Less: unconsolidated companies	(27,926)	(31,752)

Consolidated revenues	$395,191	$315,128

Segment income (loss):
Feature films	$(8,579)	$(44,751)
Television programming	(2,442)	(4,390)
Cable channels	2,451	(6,834)
Other	3,476	3,630

Subtotal	(5,094)	(52,345)
Less: unconsolidated companies	(2,490)	6,834

Consolidated segment loss	$(7,584)	$(45,511)

The following table presents the details of other operating segment income:

	Quarter Ended March 31,
	2003	2002
Licensing and merchandising	$566	$957
Interactive media	1,331	2,293
Music	1,225	713
Other	354	(333)

	$3,476	$3,630

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of reportable segment loss to loss from operations before provision for income taxes:

	Quarter Ended March 31,
	2003	2002
Segment loss	$(7,584)	$(45,511)
General and administrative expenses	(26,232)	(16,259)
Depreciation	(5,239)	(4,628)

Operating loss	(39,055)	(66,398)
Equity in net earnings (losses) of affiliates	2,490	(6,834)
Interest expense, net of amounts capitalized	(17,949)	(16,095)
Interest and other income, net	3,308	695

Loss from operations before provision for income taxes	$(51,206)	$(88,632)

The following is a reconciliation of the change in reportable segment assets:

	December 31, 2002	Increase (Decrease)	March 31, 2003
Feature films	$2,640,294	$(137,375)	$2,502,919
Television programs	369,723	5,612	375,335
Cable channels	620,644	(5,706)	614,938
Other	12,349	(10,184)	2,165

Total reportable segment assets	$3,643,010	$(147,653)	$3,495,357

The following is a reconciliation of reportable segment assets to consolidated total assets:

	March 31, 2003	December 31, 2002
Total assets for reportable segments	$3,495,357	$3,643,010
Other unallocated amounts (principally cash and short-term investments)	705,693	625,964

Consolidated total assets	$4,201,050	$4,268,974

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

The Company has provided an accrual for pending litigation as of March 31, 2003 in accordance with SFAS No. 5, “Accounting for Contingencies.” In the opinion of Company management, any liability under pending litigation is not expected to be material in relation to the Company’s financial condition or results of operations.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Supplementary Cash Flow Information

The Company paid interest, net of capitalized interest, of $13,865,000 and $14,056,000 during the quarters ended March 31, 2003 and 2002, respectively. The Company paid income taxes of $4,085,000 and $5,238,000 during the quarters ended March 31, 2003 and 2002, respectively.

During the quarter ended March 31, 2002, the Company contributed 1,406,753 shares of common stock with an aggregate fair market value of $27,616,000 to participants of the Senior Management Bonus Plan.

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-Q.

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

Collective Bargaining Agreements.    The motion picture and television programs produced by MGM Studios, and the other major studios in the United States, generally employ actors, writers and directors who are members of the Screen Actors Guild, Writers Guild of America and Directors Guild of America, pursuant to industry-wide collective bargaining agreements. The collective bargaining agreement with Writers Guild of America was successfully renegotiated and became effective beginning May 2, 2001 for a term of three years. Negotiations regarding the collective bargaining agreement with Screen Actors Guild were successfully completed on July 3, 2001 and the agreement was ratified effective as of July 1, 2001 for a term of three years. The Directors Guild of America collective bargaining agreement was successfully renegotiated and has been ratified with a term of three years from July 1, 2002. Many productions also employ members of a number of other unions, including, without limitation, the International Alliance of Theatrical and Stage Employees and the Teamsters. Negotiations with the International Alliance of Theatrical and Stage Employees were successfully completed on November 16, 2002 and a successor collective bargaining agreement has been ratified with an effective date of August 1, 2003 for a term of three years. A strike by one or more of the unions that provide personnel essential to the production of motion pictures or television programs could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time involved, could cause delay or interruption in our release of new motion pictures and television programs and thereby could adversely affect our cash flow and revenues. Our revenues from motion pictures and television programs in our library should not be affected and may partially offset the effects of a strike to the extent, if any, that television exhibitors buy more library product to compensate for interruption in their first-run programming.

Industry Accounting Practices

Accounting for Motion Picture and Television Costs.    In accordance with accounting principles generally accepted in the United States and industry practice, we amortize the costs of production, including capitalized interest and overhead, as well as participations and talent residuals, for feature films and television programming using the individual-film-forecast method under which such costs are amortized for each film or television program in the ratio that revenue earned in the current period for such title bears to management’s estimate of the total revenues to be realized from all media and markets for such title. All exploitation costs, including advertising and marketing costs, are expensed as incurred. Theatrical print costs are amortized over the periods of theatrical release of the respective territories.

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

Equity Investments.    We are accounting for our remaining investment in the cable channels in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” In accordance with APB Opinion No. 18, management continually reviews its equity investments to determine if any impairment has occurred. If, in management’s judgment, an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings. Such determination is dependent on the specific facts and circumstances, including the financial condition of the investee, subscriber demand and growth, demand for advertising time and space, the intent and ability to retain the investment, and general economic conditions in the areas in which the investee operates. As of March 31, 2003, management has determined that there have been no impairments.

New Accounting Pronouncements.    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of this statement is to develop consistent accounting of asset retirement obligations and related costs in the financial statements and provide more information about future cash outflows, leverage and liquidity regarding retirement obligations and the gross investment in long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We implemented this statement on January 1, 2003. The impact of such adoption did not have a material effect on our financial statements.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement of Financial Accounting Standards No. 146 nullifies

Emerging Issues Task Force Issue No 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement is effective prospectively with regards to exit or disposal activities initiated after December 31, 2002. We implemented Statement of Financial Accounting Standards No. 146 on January 1, 2003. The impact of such adoption did not have a material effect on our financial statements.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of Statement of Financial Accounting Standard No. 123.” This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of Statement of Financial Accounting Standard No. 123 and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We implemented Statement of Financial Accounting Standard No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. We have not yet determined whether we will voluntarily change to the fair value based method of accounting for stock-based employee compensation.

Results of Operations

The following table sets forth our reported operating results for the quarters ended March 31, 2003 and 2002.

	Quarter ended March 31,
	2003	2002
Revenues:
Feature films	$356,069	$280,646
Television programs	31,528	25,121
Other	7,594	9,361

Total revenues	395,191	315,128

Operating income (loss):
Feature films	(8,579)	(44,751)
Television programs	(2,442)	(4,390)
Other	3,437	3,630
General and administration expenses	(26,232)	(16,259)
Depreciation	(5,239)	(4,628)

Operating loss	(39,055)	(66,398)
Equity in net earnings (losses) of affiliates	2,490	(6,834)
Interest expense, net of amounts capitalized	(17,949)	(16,095)
Interest and other income, net	3,308	695

Loss before provision for income taxes	(51,206)	(88,632)
Income tax provision	(4,616)	(2,160)

Net loss	$(55,822)	$(90,792)

Unconsolidated companies include our investment in the Rainbow Media cable channels and our investments in joint ventures, as well as various interests in international cable channels, the majority of which are accounted for under the equity method. Consolidated and unconsolidated companies’ revenues, operating income (loss) and EBITDA (defined as operating income (loss) before depreciation and non-film amortization) are as follows:

	Quarter ended March 31,
	2003	2002
Revenues:
Consolidated companies	$395,191	$315,128
Unconsolidated companies	28,503	31,752

Total	$432,694	$346,880

Operating income (loss):
Consolidated companies	$(39,055)	$(66,398)
Unconsolidated companies	3,090	(7,308)

Total	$(35,965)	$(73,706)

EBITDA:
Consolidated companies	$(33,816)	$(61,770)
Unconsolidated companies	4,653	2,793

Total	$(29,163)	$(58,977)

While management considers EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for or superior to, operating income (loss), net earnings (loss), cash flow and other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States. EBITDA does not reflect cash available to fund cash requirements, and the items excluded from EBITDA, such as depreciation and non-film amortization, are significant components in assessing our financial performance. Other significant uses of cash flows are required before cash will be available to us, including debt service, taxes and cash expenditures for various long-term assets. We use EBITDA to evaluate the operating performance of our business segments and as a measure of performance for compensation purposes. We believe that EBITDA is also used by some investors, equity analysts and others as a measure of performance to make informed investment decisions. Our calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. For purposes of our calculation, unconsolidated EBITDA includes unconsolidated operating income (loss) and the add-back of depreciation expense and amortization of intangible assets of $1.6 million and $10.1 million for the quarters ended March 31, 2003 and 2002, respectively.

See further details of operating changes under segments discussion below.

Feature Films

Consolidated feature films revenues, operating loss and EBITDA are as follows:

	Quarter ended March 31,
	2003	2002
Revenues	$356,069	$280,646
Operating loss and EBITDA	$(8,579)	$(44,751)

Quarter Ended March 31, 2003 Compared to Quarter Ended March 31, 2002

Revenues.    Feature film revenues increased by $75.4 million, or 27 percent, to $356.1 million in the quarter ended March 31, 2003 (the “2003 Quarter”) as compared to the quarter ended March 31, 2002 (the “2002 Quarter”).

Worldwide theatrical revenues increased by $44.6 million, or 181 percent, to $69.3 million in the 2003 Quarter. In the 2003 Quarter, we benefited from the successful domestic theatrical release of Agent Cody Banks as well as the continued release in worldwide markets of Die Another Day. Additionally, in 2003 we released A Guy Thing and Dark Blue, as well as the release on a limited basis of Assassination Tango. In the 2002 Quarter, our releases included Rollerball and Hart’s War, which were less successful than the 2003 releases. Overall, in the 2003 Quarter, we released four new feature films domestically and one film internationally, as compared to the release of three new feature films domestically and no new films internationally in the 2002 Quarter.

Worldwide home video revenues increased by $27.8 million, or 16 percent, to $202.6 million in the 2003 Quarter. In the 2003 Quarter, we released Barbershop, Igby Goes Down and Killing Me Softly in the home video marketplace, as well as benefiting from the continuing growth in library DVD sales. In the 2002 Quarter, our home video releases included Jeepers Creepers, What’s The Worst That Could Happen, Original Sin and Ghost World. In the 2003 Quarter, worldwide DVD sales increased to $172.5 million, or 44 percent, from $119.7 million in the 2002 Quarter.

Worldwide pay television revenues from feature films increased by $1.6 million, or five percent, to $34.0 million in the 2003 Quarter. In 2003, we delivered four new films to domestic pay television, Rollerball, Hart’s War, Deuce’s Wild and Killing Me Softly, as compared to the delivery of one new film, Hannibal, in the 2002 Quarter. Additionally, sales in international pay television markets increased due to the release of Legally Blonde in the 2003 Quarter. Network television revenues decreased by $2.5 million, or 32 percent, to $5.4 million in the 2003 Quarter, principally due to the delivery of Return To Me in 2003 which carried a lower license fee than The Thomas Crown Affair which was delivered in 2002. Worldwide syndicated television revenues from feature films increased by $4.5 million, or 12 percent, to $43.0 million in the 2003 Quarter, principally due to increased library product sales in international markets, as compared to the 2002 Quarter.

Other revenues decreased by $0.5 million, or 22 percent, to $1.8 million in the 2003 Quarter, principally due to the timing of audit recoveries.

Operating Results.    Operating loss and EBITDA from feature films improved by $36.2 million, or 81 percent, to a loss of $8.6 million in the 2003 Quarter as compared to a loss of $44.8 million in the 2002 Quarter. In the 2003 Quarter, we benefited from the successful theatrical performances of Agent Cody Banks and Die Another Day as well as the home video release of Barbershop, among others. The operating results in the 2002 Quarter principally reflected the disappointing theatrical performances of Rollerball, Hart’s War and Deuce’s Wild. During the 2003 Quarter, we revised our film ultimates to reflect current information, which resulted in a benefit of approximately $5.7 million. Additionally, in the 2003 Quarter we incurred feature film write-downs of only $4.3 million as compared to write-downs of $32.3 million in the 2002 Quarter. Also, in the 2002 Quarter we incurred higher bad debt expenses associated with customer bankruptcies or liquidity issues, resulting in additional charges of $8.3 million as compared to the 2003 Quarter. The improved results in the 2003 Quarter were partially offset by increased distribution costs compared to the 2002 Quarter.

Television Programming

Consolidated television programming revenues, operating loss and EBITDA are as follows:

	Quarter ended March 31,
	2003	2002
Revenues	$31,528	$25,121
Operating loss and EBITDA	$(2,442)	$(4,390)

Quarter Ended March 31, 2003 Compared to Quarter Ended March 31, 2002

Revenues.    Television programming revenues increased by $6.4 million, or 26 percent, to $31.5 million in the 2003 Quarter as compared to the 2002 Quarter.

Worldwide pay television revenues increased by $0.9 million, or 16 percent, to $6.5 million in the 2003 Quarter, principally due to the airing of the second year of the series Jeremiah on domestic pay television as well as the delivery in international markets of two made-for-television movies. Worldwide syndicated television programming revenues increased by $5.3 million, or 40 percent, to $18.7 million in the 2003 Quarter, primarily due to the syndication of the new series She Spies as well as new sales of Stargate SG-1 and Jeremiah. Worldwide home video revenues with respect to television programming increased by $1.1 million, or 22 percent, to $6.1 million in the 2003 Quarter, primarily due to sales of Stargate SG-1.

Other revenues decreased by $0.9 million, or 82 percent, to $0.2 million in the 2003 Quarter due to lower third party royalties collected in the period.

Operating Results.    Operating loss and EBITDA from television programming improved by $1.9 million, or 44 percent, to a loss of $2.4 million in the 2003 Quarter as compared to the 2002 Quarter, principally due to the increase in revenues discussed above as well as reduced write-downs on new series and lower bad debt expense.

Other Businesses

Consolidated revenues, operating income and EBITDA from other businesses, including consumer products, interactive media and branded programming services, music soundtrack and royalty income, are as follows:

	Quarter ended March 31,
	2002	2001
Revenues	$7,594	$9,361
Operating income and EBITDA	$3,437	$3,630

Quarter Ended March 31, 2003 Compared to Quarter Ended March 31, 2002

Revenues.    Revenues from other businesses decreased by $1.8 million, or 19 percent, to $7.6 million in the 2003 Quarter as compared to the 2002 Quarter. Operating results in 2003 included consumer products revenue of $2.0 million and music soundtrack and royalty revenue of $1.5 million, as compared to consumer products revenue of $2.2 million and music soundtrack and royalty revenue of $1.3 million in 2002. Interactive media revenues were $3.3 million in 2003, which included royalties from the interactive game release of 007-Nightfire, as compared to interactive revenues of $5.1 million in 2002, which included royalties from the interactive game release of 007-Agent Under Fire. Branded programming services revenues aggregated $0.6 million in 2003 as compared to $0.1 million in 2002. Revenues from other businesses in 2003 also included the receipt of $0.2 million in third party audit recoveries and other miscellaneous income as compared to $0.7 million in 2002.

Operating Results.    Operating income and EBITDA from other businesses decreased by $0.2 million, or five percent, to $3.4 million in the 2003 Quarter, principally due to the reduced interactive game revenues. Expenses for other businesses include interactive product costs of $1.9 million in 2003 as compared to $2.7 million in 2002. Consumer product costs were $0.7 million in 2003 and 2002. Overhead costs related to other businesses aggregated $1.6 million in 2003 and 2002. Other expenses, including distribution costs associated with music and branded programming services, aggregated $0.6 million in 2003 and $0.5 million in 2002. We recognized foreign currency transaction gains of $0.6 million in 2003 as compared to foreign currency transaction losses of $0.3 million in 2002.

Corporate and Other

Quarter Ended March 31, 2003 Compared to Quarter Ended March 31, 2002

General and Administrative Expenses.    In the 2003 Quarter, general and administrative expenses increased by $10.0 million, or 61 percent, to $26.2 million, as compared to the 2002 Quarter. In the 2002 Quarter, we recognized significantly lower incentive plan costs, reflecting a benefit realized from the change in the price of our common stock, associated with both our current employees and related to certain of our former senior executives. Additionally, in the 2003 Quarter we incurred increased facilities and insurance charges.

Depreciation.    Depreciation expense in the 2003 Quarter increased by $0.6 million, or 13 percent, to $5.2 million, as compared to the 2002 Quarter, due to fixed asset purchases placed in service during the period.

Equity in Net Earnings (Losses) of Affiliates.    In the 2003 Quarter, EBITDA from unconsolidated companies was $4.7 million, operating income was $3.1 million and net income was $2.5 million. In the 2003 Quarter, our 20 percent share of the operating results of the Rainbow Media cable channels, which were acquired on April 2, 2001 (our interest in the Bravo cable channel was later sold on December 5, 2002), contributed EBITDA and operating income of $6.0 million and net income of $4.8 million. In the 2002 Quarter, EBITDA from unconsolidated companies was $2.8 million, operating losses were $7.3 million and net losses were $6.8 million (including amortization of goodwill of $9.5 million).

Interest Expense, Net of Amounts Capitalized.    Net interest expense in the 2003 Quarter increased by $1.9 million, or 12 percent, to $17.9 million, as compared to the 2002 Quarter, primarily due to additional borrowings associated with the refinancing of our credit arrangements in June 2002.

Interest and Other Income, Net.    Interest and other income in the 2003 Quarter increased by $2.6 million, or 376 percent, to $3.3 million, as compared to the 2002 Quarter due to increased interest income earned on our short-term investments. We had significantly higher average invested cash balances in the 2003 Quarter than in the 2002 Quarter, principally due to the refinancing of our credit facilities in June 2002 and the proceeds received from the sale of Bravo on December 5, 2002 for $250 million as well as the receipt of $40 million in dividends from the Rainbow Media cable channels.

Income Tax Provision.    The provision for income taxes in the 2003 Quarter increased by $2.5 million, or 114 percent, to $4.6 million, as compared to the 2002 Quarter, principally due to foreign remittance taxes attributable to increased international distribution revenues.

Liquidity and Capital Resources

General.    Our operations are capital intensive. In recent years we have funded our operations primarily from (a) the sale of equity securities, (b) bank borrowings and (c) internally generated funds. During the 2003 Quarter, the net cash provided by operating activities was $108.3 million, which included spending associated with film and television production and distribution costs of $201.9 million; net cash used by investing activities was $25.9 million, which included the purchase of $30.2 million of short-term investments, $3.9 million in property and equipment purchases and $1.8 million in affiliate advances, partially offset by the receipt of $10.0 million in dividends from affiliates; and net cash used by financing activities was $36.4 million, including the acquisition of treasury shares under our repurchase program of $36.1 million and net repayments of bank borrowings of $0.3 million.

Sale of Equity Interest in Bravo.    On December 5, 2002, we sold our 20 percent ownership interest in Bravo to an affiliate of the National Broadcasting Company for $250.0 million cash.

Treasury Stock.    On July 26, 2002, we announced a share repurchase program authorizing the purchase of up to 10,000,000 shares of our common stock. We intend to fund the repurchase program from available cash on hand. As of March 31, 2003, we had repurchased 6,271,300 shares of common stock at an aggregate cost of $68.8 million.

Bank Borrowings.    On June 11, 2002, we successfully renegotiated our pre-existing credit facility with a syndicate of banks resulting in a $1.75 billion third amended and restated syndicated credit facility consisting of (a) a five-year $600.0 million revolving credit facility, (b) a five-year $300.0 million term loan and (c) a six-year $850.0 million term loan. As of April 23, 2003, $579.9 million, including commercial letters of credit, was available under our credit facility. Additionally, as of April 23, 2003, we have cash on hand of approximately $653 million.

Currently, the revolving facility and the $300.0 million five-year term loan bear interest at 2.75 percent over the Adjusted LIBOR rate, as defined therein (4.07 percent at April 23, 2003), and the $850.0 million six-year term loan bears interest at 3.00 percent over the Adjusted LIBOR rate (4.32 percent at April 23, 2003). We have entered into three-year fixed interest rate swap contracts in relation to a portion of our credit facility for a notional value of $550.0 million at an average rate of approximately 5.96 percent, which expire in July 2003. Because these swap agreements carry interest rates that currently exceed our borrowing rates under our credit facilities, we will recognize additional interest costs, which will be charged against future earnings.

As of April 23, 2003, the term loans had an outstanding balance of $1.15 billion. Scheduled amortization of the term loans under our credit facility is as follows: $16.4 million in 2003, $65.6 million in each of 2004, 2005 and 2006, $122.8 million in 2007, and $813.9 million in 2008. The revolving facility matures on June 30, 2007.

Our credit facility contains various covenants, including limitations on indebtedness, dividends and capital expenditures, and maintenance of certain financial ratios. Our credit facility limits the amount of the investment in MGM which may be made by Metro-Goldwyn-Mayer Studios Inc. and Orion Pictures Corporation, both of which are wholly-owned subsidiaries, in the form of loans or advances, or purchases of capital stock of MGM, up to a maximum aggregate amount of $500.0 million (or a maximum aggregate amount of $300.0 million in the event that Metro-Goldwyn-Mayer Studios Inc. elects to release its entire investment in the cable channels from the loan collateral, as permitted under the credit facility). As of March 31, 2003, $73.8 million was loaned to MGM by MGM Studios to fund the purchase of treasury stock by MGM. Restricted net assets of Metro-Goldwyn-Mayer Studios Inc. and Orion Pictures Corporation at March 31, 2003 are approximately $1.9 billion. Although we are in compliance with all terms of our credit facility, there can be no assurances that we will remain in compliance with such covenants or other conditions under our credit facility in the future. We anticipate substantial continued borrowing under our credit facility.

Cash Used in Operating Activities.    In the 2003 Quarter, cash provided by operating activities was $108.3 million compared to cash used in operating activities of $45.1 million in the 2002 Quarter. The improvement in operating cash flows in 2003 reflected increased theatrical and home entertainment distribution receipts, which were partially offset by film and television production and distribution costs, which aggregated $201.9 million in 2003 as compared to $165.4 million in 2002.

Cash Used in Investing Activities.    In the 2003 Quarter, cash used in investing activities was $25.6 million, which included the purchase of short-term investments of $30.2 million, advances to affiliates of $1.8 million and property and equipment purchases of $3.9 million, which were partially offset by cash dividends of $10.0 million received from Rainbow Media. In the 2002 Quarter, cash used in investing activities was $5.4 million, which included advances to affiliates of $3.0 million and property and equipment purchases of $2.4 million.

Cash Provided by Financing Activities.    In the 2003 Quarter, cash used in financing activities was $36.4 million, which included the cost of acquisition of treasury stock of $36.1 million and net repayments of bank borrowings of $0.3 million. In the 2002 Quarter, cash provided by financing activities was $51.9 million, consisting of $165.3 million in net proceeds from the sale of equity securities as well as $75.0 million of bank borrowings, partially offset by $188.5 million in repayments of borrowed funds.

Commitments.    Future minimum annual commitments under bank and other debt agreements, non-cancelable operating leases, employment agreements, creative talent agreements and commercial letters of credit as of March 31, 2003 are as follows (in thousands, unaudited):

	2003	2004	2005	2006	2007	Thereafter	Total
Bank and other debt	$22,213	$66,308	$65,643	$65,643	$122,785	$813,875	$1,156,467
Operating leases	15,887	24,611	24,988	25,493	26,268	252,425	369,672
Employment agreements	31,221	24,229	7,390	—	—	—	62,840
Creative talent agreements	44,135	5,653	733	32	—	—	50,553
Letters of credit	20,038	90	—	—	—	—	20,128

Total	$133,494	$120,891	$98,754	$91,168	$149,053	$1,066,300	$1,659,660

We do not expect our obligations for property and equipment expenditures, including the purchase of computer systems and equipment and leasehold improvements, to exceed $35.0 million per year.

We are obligated to fund 50 percent of the expenses of MGM Networks Latin America up to a maximum of approximately $25.25 million. We have funded approximately $24.8 million under such obligation as of March 31, 2003.

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

We believe that the amounts available under the revolving facility, from cash on hand and from operating cash flow will be adequate for us to conduct our operations in accordance with our business plan for at least the next 12 months. This belief is based in part on the assumption that our future releases will perform as planned. Any significant decline in the performance of our films could adversely impact our cash flows and require us to obtain additional sources of funds. In addition to the foregoing sources of liquidity, we are currently considering various film financing alternatives.

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

As of April 23, 2003, $600.0 million of our term debt was exposed to interest rate risk.

The following table provides information about our interest rate swaps outstanding at March 31, 2003:

	Amounts Scheduled for Maturity for the Year Ending December 31, 2003	Estimated Fair Value at March 31, 2003
Interest Rate Swaps:
Variable to fixed (expiring in July 2003):
Notional value (in thousands)	$550,000	$(7,834)
Average pay rate	5.959%
Spot rate	1.340%

We are subject to market risks resulting from fluctuations in foreign currency exchange rates because approximately 25 percent of our revenues are denominated, and we incur certain operating and production costs, in foreign currencies. In certain instances, we enter into foreign currency exchange contracts in order to reduce exposure to changes in foreign currency exchange rates that affect the value of our firm commitments and certain anticipated foreign currency cash flows. We currently intend to continue to enter into such contracts to hedge against future material foreign currency exchange rate risks. The following table provides information about our foreign currency forward contracts outstanding at March 31, 2003:

	Amounts Scheduled for Maturity for the Year Ending December 31, 2003	Estimated Fair Value at March 31, 2003
Foreign Currency Forward Contracts:
Contract amount (in thousands) (receive CAD, pay $US)	$14,424	$69
Spot rate	1.4837
Forward rate	1.4681

Item 4.	Controls and Procedures

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

PART II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.	Document Description
10.1	Employment Agreement of Daniel J. Taylor dated as of March 15, 2003

10.2	Employment Agreement of Jay Rakow dated as of March 15, 2003

99.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

Date	Relating to
January 21, 2003	Item 5. Other Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 25, 2003	METRO-GOLDWYN-MAYER INC.

	By:	/s/ ALEX YEMENIDJIAN
Alex Yemenidjian Chairman of the Board of Directors and Chief Executive Officer

	By:	/s/ DANIEL J. TAYLOR
Daniel J. Taylor Senior Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, Alex Yemenidjian, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Metro-Goldwyn-Mayer Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April	25, 2003

/s/ ALEX YEMENIDJIAN
Alex Yemenidjian Chief Executive Officer

I, Daniel J. Taylor, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Metro-Goldwyn-Mayer Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April	25, 2003

/s/ DANIEL J. TAYLOR
Daniel J. Taylor Chief Financial Officer