Form 10-Q
period 2003-06-30
METRO-GOLDWYN-MAYER INC
filed 2003-07-25
CIK 1026816

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

Commission File No. 1-13481

METRO-GOLDWYN-MAYER INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4605850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10250 Constellation Boulevard, Los Angeles, CA	90067
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the Registrant’s common stock outstanding as of July 23, 2003 was 244,865,632.

METRO-GOLDWYN-MAYER INC.

FORM 10-Q

June 30, 2003

i

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

METRO-GOLDWYN-MAYER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Cash and cash equivalents	$671,884	$593,131
Short-term investments	34,809	6,488
Accounts and contracts receivable (net of allowance for doubtful accounts of $42,593 and $40,980, respectively)	560,001	590,637

Film and television costs, net	1,794,387	1,870,692
Investments in and advances to affiliates	521,104	620,132
Property and equipment, net	57,729	41,397
Goodwill	516,706	516,706
Other assets	26,461	29,791

	$4,183,081	$4,268,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Bank and other debt	$1,151,702	$1,156,725
Accounts payable and accrued liabilities	244,507	212,792
Accrued participants’ share	275,233	263,070
Income taxes payable	34,510	33,030
Advances and deferred revenues	74,453	65,051
Other liabilities	111,483	23,840

Total liabilities	1,891,888	1,754,508

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 500,000,000 shares authorized, 251,960,505 shares issued	2,520	2,520
Additional paid-in capital	3,915,133	3,914,923
Deficit	(1,535,213)	(1,345,812)
Accumulated other comprehensive loss	(4,780)	(18,361)
Less: treasury stock, at cost, 7,517,923 and 3,107,609 shares	(86,467)	(38,804)

Total stockholders’ equity	2,291,193	2,514,466

	$4,183,081	$4,268,974

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

METRO-GOLDWYN-MAYER INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues	$487,702	$336,923	$882,893	$652,051
Expenses:
Operating	276,478	264,961	500,408	489,154
Selling, general and administrative	224,698	166,366	429,775	319,071
Depreciation	5,013	4,849	10,252	9,477

Total expenses	506,189	436,176	940,435	817,702

Operating loss	(18,487)	(99,253)	(57,542)	(165,651)
Other income (expense):
Write-down of investment in cable channels	(93,059)	—	(93,059)	—
Equity in net earnings (losses) of affiliates	(1,211)	6,019	1,279	(815)
Interest expense, net of amounts capitalized	(18,863)	(26,530)	(36,812)	(42,625)
Interest and other income	3,069	930	6,377	1,625

Total other expenses	(110,064)	(19,581)	(122,215)	(41,815)

Loss before provision for income taxes	(128,551)	(118,834)	(179,757)	(207,466)
Income tax provision	(5,028)	(2,975)	(9,644)	(5,135)

Net loss	$(133,579)	$(121,809)	$(189,401)	$(212,601)

Loss per share:
Basic and diluted	$(0.55)	$(0.48)	$(0.77)	$(0.86)

Weighted average number of common shares outstanding:
Basic and diluted	244,807,107	251,732,625	246,628,261	247,155,037

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

METRO-GOLDWYN-MAYER INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Preferred Stock		Common Stock		Add’l Paid-in Capital	Deficit	Comprehensive Income (Loss)	Accum. Other Comprehensive Income (Loss)	Less: Treasury Stock	Total Stockholders’ Equity
	No. of Shares	Par Value	No. of Shares	Par Value
Balance December 31, 2002	—	$—	251,960,505	$2,520	$3,914,923	$(1,345,812)	$—	$(18,361)	$(38,804)	$2,514,466
Common stock issued to directors, officers and employees	—	—	—	—	210	—	—	—	2,122	2,332
Acquisition of treasury stock, at cost	—	—	—	—	—	—	—	—	(49,785)	(49,785)
Comprehensive income (loss):
Net loss	—	—	—	—	—	(189,401)	(189,401)	—	—	(189,401)
Unrealized gain on derivative instruments	—	—	—	—	—	—	13,893	13,893	—	13,893
Unrealized loss on securities	—	—	—	—	—	—	(436)	(436)	—	(436)
Foreign currency translation adjustments	—	—	—	—	—	—	124	124	—	124

Comprehensive loss	—	—	—	—	—	—	(175,820)	—	—	—

Balance June 30, 2003 (unaudited)	—	$—	251,960,505	$2,520	$3,915,133	$(1,535,213)	$—	$(4,780)	$(86,467)	$2,291,193

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

METRO-GOLDWYN-MAYER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2003	2002
Net cash provided by (used in) operating activities	$159,537	$(67,732)

Investing activities:
Dividend received from cable channel	10,000	—
Purchase of short-term investments	(28,321)	—
Additions to property and equipment	(9,518)	(5,200)
Investment in and advances to affiliates	(2,752)	(7,715)

Net cash used in investing activities	(30,591)	(12,915)

Financing activities:
Net proceeds from issuance of common stock to outside parties	—	164,771
Net proceeds from issuance of common stock to related parties	31	1,118
Acquisition of treasury stock	(49,785)	—
Additions to borrowed funds	—	1,305,197
Repayments of borrowed funds	(579)	(929,468)
Financing fees and other	—	(16,823)

Net cash (used in) provided by financing activities	(50,333)	524,795

Net change in cash and cash equivalents from operating, investing and financing activities	78,613	444,148
Net increase in cash due to foreign currency fluctuations	140	14

Net change in cash and cash equivalents	78,753	444,162
Cash and cash equivalents at beginning of the year	593,131	2,698

Cash and cash equivalents at end of the period	$671,884	$446,860

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

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

For the six months ended June 30, 2003 and 2002, the reconciliation of reported net loss and net loss per share to adjusted net loss and adjusted net loss per share reflecting the elimination of goodwill amortization is as follows (in thousands, except per share data, unaudited):

	Six Months Ended June 30,
	Net Loss		Per Share Data
	2003	2002	2003	2002
Net loss, as reported	$(189,401)	$(212,601)	$(0.77)	$(0.86)
Elimination of goodwill amortization related to equity investees	—	9,528	—	0.04

Net loss, as adjusted	$(189,401)	$(203,073)	$(0.77)	$(0.82)

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Loss.    Components of other comprehensive loss are shown below (in thousands, unaudited):

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(133,579)	$(121,809)	$(189,401)	$(212,601)
Other comprehensive income (loss):
Unrealized gain on derivative instruments	7,799	304	13,893	5,963
Unrealized loss on securities	(240)	(1,144)	(436)	(1,222)
Cumulative foreign currency translation adjustments	(178)	114	124	17

Total comprehensive loss	$(126,198)	$(122,535)	$(175,820)	$(207,843)

Components of accumulated other comprehensive income (loss) are shown below (in thousands, unaudited):

	Unrealized Gain (Loss) on Derivative Instruments	Unrealized Loss on Securities	Unfunded Pension Plan Obligation	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2002	$(13,859)	$(782)	$(3,994)	$274	$(18,361)
Current year change	13,893	(436)	—	124	13,581

Balance at June 30, 2003	$34	$(1,218)	$(3,994)	$398	$(4,780)

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company implemented SFAS No. 148 effective January 1, 2003 regarding

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

disclosure requirements for condensed financial statements for interim periods. The Company has not yet determined whether it will voluntarily change to the fair value based method of accounting for stock-based employee compensation.

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

As of June 30, 2003, the Company has paid $54,844,000 of the severance and other related costs. In January and February 2002, in accordance with certain agreements with the Company’s former Chairman and Vice Chairman, $16,964,000 of the severance and related costs were converted into 863,499 shares of common stock of the Company. The remaining unpaid severance at June 30, 2003 consists of unexercised stock options held by the Company’s former Chairman, which are marked to market under variable option accounting.

Note 3—Film and Television Costs

Film and television costs, net of amortization, are summarized as follows (in thousands):

	June 30, 2003	December 31, 2002
	(unaudited)
Theatrical productions:
Released	$4,124,196	$3,984,330
Less: accumulated amortization	(2,810,091)	(2,593,626)

Released, net	1,314,105	1,390,704
Completed not released	92,624	34,521
In production	118,349	188,188
In development	32,476	28,745

Subtotal: theatrical productions	1,557,554	1,642,158

Television programming:
Released	992,419	936,440
Less: accumulated amortization	(786,660)	(738,164)

Released, net	205,759	198,276
In production	30,114	29,224
In development	960	1,034

Subtotal: television programming	236,833	228,534

	$1,794,387	$1,870,692

Interest costs capitalized to theatrical productions were $2,204,000 and $5,174,000 during the quarter and six months ended June 30, 2003, and $3,522,000 and $5,387,000 during the quarter and six months ended June 30, 2002, respectively.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Investments In and Advances to Affiliates

Investments are summarized as follows (in thousands):

	June 30, 2003	December 31, 2002
	(unaudited)
Domestic cable channels	$497,250	$595,457
Foreign cable channels	14,740	15,697
Joint ventures	8,964	8,828
Others	150	150

	$521,104	$620,132

Domestic Cable Channels.    On April 2, 2001, the Company invested $825,000,000 in cash for a 20 percent interest in two general partnerships which owned and operated the American Movie Classics, the Independent Film Channel, WE: Women’s Entertainment (formerly Romance Classics) and Bravo cable channels, collectively referred to as the “Cable Channels.” These partnerships were wholly-owned by Rainbow Media Holdings, Inc. (“Rainbow Media”), a 74 percent subsidiary of Cablevision Systems Corporation (“Cablevision”). The proceeds of the $825,000,000 investment were used as follows: (i) $365,000,000 was used to repay bank debt of the partnerships; (ii) $295,500,000 was used to repay intercompany loans from Cablevision and its affiliates; and (iii) $164,500,000 was added to the working capital of the partnerships. The Company financed the investment through the sale of equity securities, which provided aggregate net proceeds of approximately $635,600,000, and borrowings under the Company’s credit facilities. Based upon certain assumptions that management of the Company believes are reasonable, the Company’s determination of the difference between the Company’s original cost basis in their investment in the Cable Channels and the Company’s share of the underlying equity in net assets (referred to as “intangible assets”) was approximately $762,000,000.

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

On July 18, 2003, the Company sold its 20 percent equity interest in the American Movie Classics, The Independent Film Channel and WE: Women’s Entertainment cable channels to Cablevision for $500,000,000 (see Note 11). As the Company’s investment in these cable channels exceeds the net selling price, the Company has recorded a write-down of its investment in the cable channels of $93,059,000 during the quarter ended June 30, 2003.

In accordance with APB No. 18, “The Equity Method of Accounting for Investment in Common Stock,” the Company has been recording its share of the earnings and losses in the Cable Channels based on the most recently available financial statements received from the Cable Channels. Due to a lag in the receipt of the financial statements from the Cable Channels, the Company has reported its interest in the Cable Channels on a one-quarter lag. Beginning April 1, 2003, due to the agreement to sell the remaining cable channels for less than the book value of the investment, which closed on July 18, 2003 (see Note 11), the Company is no longer recording its 20 percent equity interest in the operating results of the cable channels in its results of operations.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information for the Cable Channels as of March 31, 2003, and for the quarter and six months ended March 31, 2003 (including Bravo through December 5, 2002), were as follows (in thousands, unaudited):

As of March 31, 2003:
Current assets	$262,854
Non-current assets	$382,127
Current liabilities	$118,236
Non-current liabilities	$168,981
For the quarter and six months ended March 31, 2003:
Revenues, net	$128,561
Operating income	$36,414
Net income	$33,751

In the quarter ended March 31, 2003, the Company’s share of the Cable Channels’ net operating results was a profit of $4,781,000. In the quarter and six months ended June 30, 2002, the Company’s share of the Cable Channel’s net operating results was a profit of $7,277,000 and $3,546,000, respectively, which in the six-month period included goodwill amortization of $9,528,000 (see Note 1).

Foreign Cable Channels.    The Company holds minority equity interests in various television channels located in certain international territories for which the Company records its share of the channels’ net operating results, which aggregated a net loss of $77,000 and $912,000 in the quarter and six months ended June 30, 2003, and a loss of $371,000 and $2,096,000 in the quarter and six months ended June 30, 2002, respectively. The Company is accounting for these investments in accordance with APB Opinion No. 18.

Joint Ventures.    On August 13, 2001, the Company, through its wholly-owned subsidiary, MGM On Demand Inc., acquired a 20 percent interest in a joint venture established to create an on-demand movie service to offer a broad selection of theatrically-released motion pictures via digital delivery for broadband internet users in the United States. Other partners in the joint venture include Sony Pictures Entertainment, Universal Studios, Warner Bros. and Paramount Pictures. The Company has funded $13,609,000 for its equity interest and its share of operating expenses of the joint venture as of June 30, 2003. The Company financed its investment through utilization of cash and borrowings under its credit facilities. The Company is committed to fund its share of the operating expenses of the joint venture, as required. The Company is accounting for its interest in the joint venture under the equity method. In the quarter and six months ended June 30, 2003, the Company recognized a net loss of $1,479,000 and $3,081,000, respectively, for its share of the operating results of the joint venture, and in the quarter and six months ended June 30, 2002 recognized a net loss of $690,000 and $982,000, respectively.

In February 2002, the Company, through its wholly-owned subsidiary, MGM Domestic Television Distribution Inc., and NBC Enterprises, Inc. (each a “Member” and, collectively “the Members”) formed a new media sales company, MGM-NBC Media Sales, LLC (“MGM-NBC Media Sales”), to act as an agent to sell advertising time received by the Members as barter ad spots received as full or partial consideration from the sale of feature film and television programming product in the syndication market. The joint venture recognizes income from distribution fees of ten percent earned on sales of each Member’s barter advertising, and incurs overhead costs to operate the joint venture, which are shared between the Members. Each Member is entitled to its share of the net profits or losses of MGM-NBC Media Sales based on a contractual formula as specified in the agreement. In the quarter and six months ended June 30, 2003, the Company recognized a profit of $345,000 and $490,000, and in the quarter and six months ended June 30, 2002 recognized a loss of $196,000 and $262,000, respectively, for its share of the operating results of the joint venture.

On March 27, 2002, the Company, through its wholly-owned subsidiary, MGM Digital Development Inc. (“MGM Digital”), acquired a one-seventh interest in NDC, LLC (“NDC”), a partnership created with the six

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other major studios to (i) develop and/or ratify standards for digital motion picture equipment and for digital cinema technology to be used in the delivery of high quality in-theatre digital cinema, and (ii) update and deploy a limited amount of new digital motion picture equipment in theatres. MGM Digital contributed $979,000 for its initial interest in NDC. The agreement has an initial term expiring on March 27, 2004. During the six months ended June 30, 2002, the Company expensed its aggregate investment of $1,020,000 in the joint venture.

Note 5—Bank and Other Debt

Bank and other debt is summarized as follows (in thousands):

	June 30, 2003	December 31, 2002
	(unaudited)
Revolving Facility	$—	$—
Term Loans	1,150,000	1,150,000
Capitalized lease obligations and other borrowings	1,702	6,725

	$1,151,702	$1,156,725

On June 11, 2002, the Company, through its MGM Studios and Orion subsidiaries, entered into a third amended and restated credit facility with a syndicate of banks, which amended a pre-existing credit facility, aggregating $1.75 billion (the “Amended Credit Facility”) consisting of a five-year $600,000,000 revolving credit facility (the “Revolving Facility”), a five-year $300,000,000 term loan (“Tranche A Loan”) and a six-year $850,000,000 term loan (“Tranche B Loan”) (collectively, the “Term Loans”). The Revolving Facility and the Tranche A Loan bear interest at 2.75 percent over the Adjusted LIBOR rate, as defined (3.87 percent at June 30, 2003). The Tranche B Loan bears interest at 3.00 percent over the Adjusted LIBOR rate, as defined (4.12 percent at June 30, 2003). Scheduled amortization of the Term Loans under the Amended Credit Facility is $16,411,000 in 2003, $65,643,000 in each of 2004, 2005 and 2006, $122,785,000 in 2007 and $813,875,000 in 2008. The Revolving Facility matures on June 30, 2007.

The Company’s borrowings under the Amended Credit Facility are secured by substantially all the assets of the Company, with the exception of the copyrights in the James Bond series of motion pictures. The Amended Credit Facility contains various covenants including limitations on dividends, capital expenditures and indebtedness, and the maintenance of certain financial ratios. The Amended Credit Facility limits the amount of the investment in MGM which may be made by MGM Studios and Orion in the form of loans or advances, or purchases of capital stock of MGM, up to a maximum aggregate amount of $300,000,000. As of June 30, 2003, $86,467,000 was loaned to MGM by MGM Studios to fund the purchase of treasury stock by MGM (see Note 7). Restricted net assets of MGM Studios and Orion at June 30, 2003 are approximately $2.0 billion. As of June 30, 2003, the Company was in compliance with all applicable covenants.

Capitalized lease obligations and other borrowings relate principally to contractual liabilities for the purchase of computers and other equipment.

Note 6—Financial Instruments

The Company is exposed to the impact of interest rate changes as a result of its variable rate long-term debt. In order to reduce its exposure, the Company had previously entered into three-year fixed interest rate swap

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreements whereby the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate amounts calculated by reference to an agreed notional principal amount. The swap agreements aggregate a notional value of $535,000,000 at an average rate of approximately 5.98 percent and expired in July 2003. As of June 30, 2003, the Company would be required to pay approximately $1,390,000 if all such swap agreements were terminated, and this amount has been included in other liabilities and accumulated other comprehensive loss.

The Company is subject to market risks resulting from fluctuations in foreign currency exchange rates because approximately 25 percent of the Company’s revenues are denominated, and the Company incurs certain operating and production costs, in foreign currencies. In certain instances, the Company enters into foreign currency exchange forward contracts in order to reduce exposure to changes in foreign currency exchange rates that affect the value of the Company’s firm commitments and certain anticipated foreign currency cash flows. The Company currently intends to continue to enter into such contracts to hedge against future material foreign currency exchange rate risks. As of June 30, 2003, the Company has outstanding foreign currency forward contracts aggregating Canadian $27,625,000 and British pounds 1,004,000. As of June 30, 2003, the Company would be entitled to receive approximately $1,424,000 if all such foreign currency forward contracts were terminated, and this amount has been included in other assets and accumulated other comprehensive loss.

Note 7—Stockholders’ Equity

Earnings Per Share.    The Company computes earnings per share in accordance with SFAS No. 128, “Earnings Per Share” (“EPS”). The weighted average number of shares used in computing basic earnings or loss per share was 244,807,107 and 246,628,261 in the quarter and six months ended June 30, 2003, respectively, and 251,732,625 and 247,155,037 in the quarter and six months ended June 30, 2002, respectively. Dilutive securities of 28,147 and 14,790 in the quarter and six months ending June 30, 2003, respectively, and securities of 684,283 and 1,947,994 in the quarter and six months ended June 30, 2002, respectively, are not included in the calculation of diluted EPS because they are antidilutive. Additionally, potentially dilutive securities of 30,182,873 and 30,530,673 in the quarter and six months ended June 30, 2003, respectively, and 16,664,256 and 12,489,294 in the quarter and six months ended June 30, 2002, respectively, have not been included in the calculation of diluted EPS because their exercise prices are greater than the average market price of the Company’s common stock during the periods.

Treasury Stock.    On July 26, 2002, the Company announced a share repurchase program authorizing the Company to purchase up to 10,000,000 shares of its common stock. The Company intends to fund the repurchase program from available cash on hand. As of June 30, 2003, the Company had repurchased 7,488,000 shares of common stock at an aggregate cost of $82,494,000. During the quarter and six months ended June 30, 2003, the Company issued 102,650 and 210,886 shares of common stock, respectively, from treasury valued at $1,161,000 and $2,332,000, respectively, for directors, officers and employees.

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

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company applies APB Opinion No. 25, “Accounting For Stock Issued to Employees,” and related interpretations in accounting for its plan. Had compensation cost for the plan been determined consistent with SFAS No. 148, the Company’s net loss would have been the following pro forma amounts (in thousands, except per share data, unaudited):

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss:
As reported	$(133,579)	$(121,809)	$(189,401)	$(212,601)
Less: total stock-based employee compensation expense determined under fair value based method for all awards	(11,510)	(11,923)	(19,826)	(22,731)

Pro forma	$(145,089)	$(133,732)	$(209,227)	$(235,332)

Basic and diluted loss per share:
As reported	$(0.55)	$(0.48)	$(0.77)	$(0.86)
Pro forma	$(0.59)	$(0.53)	$(0.85)	$(0.95)

The fair value of each option grant was estimated using the Black-Scholes model based on the following assumptions: the weighted average fair value of stock options granted in the quarter and six months ended June 30, 2003 was $4.96 and $4.71, respectively, and was $7.31 in the quarter and six months ended June 30, 2002. The dividend yield was 0 percent in each period, and expected volatility was 52.6 percent and 52.8 percent in the quarter and six months ended June 30, 2003, respectively, and was 51.0 percent for the quarter and six months ended June 30, 2002. Also, the calculation uses a weighted average expected life of 5.0 years in each period, and a weighted average assumed risk-free interest rate of 2.5 percent and 2.6 percent for the quarter and six months ended June 30, 2003, respectively, and 4.4 percent for the quarter and six months ended June 30, 2002.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Feature films	$427,487	$297,365	$783,556	$578,011
Television programming	50,149	30,055	81,677	55,176
Cable channels	10,244	31,977	38,747	63,728
Other	8,985	9,503	16,003	18,864

Subtotal	496,865	368,900	919,983	715,779
Less: unconsolidated companies	(9,163)	(31,977)	(37,090)	(63,728)

Consolidated revenues	$487,702	$336,923	$882,893	$652,051

Segment income (loss):
Feature films	$8,421	$(73,642)	$(158)	$(118,393)
Television programming	3,103	(3,941)	661	(8,331)
Cable channels	(898)	6,019	1,553	(814)
Other	7,151	5,821	10,627	9,451

Subtotal	17,777	(65,743)	12,683	(118,087)
Less: unconsolidated companies	1,211	(6,019)	(1,279)	814

Consolidated segment income (loss)	$18,988	$(71,762)	$11,404	$(117,273)

The following table presents the details of other operating segment income:

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Licensing and merchandising	$1,829	$1,336	$2,395	$2,293
Interactive media	1,043	505	2,374	2,798
Music	2,364	2,986	3,589	3,699
Other	1,915	994	2,269	661

	$7,151	$5,821	$10,627	$9,451

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of reportable segment loss to loss from operations before provision for income taxes:

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Segment loss	$18,988	$(71,762)	$11,404	$(117,273)
General and administrative expenses	(32,462)	(22,642)	(58,694)	(38,901)
Depreciation	(5,013)	(4,849)	(10,252)	(9,477)

Operating loss	(18,487)	(99,253)	(57,542)	(165,651)
Write-down of investment in cable channels	(93,059)	—	(93,059)	—
Equity in net earnings (losses) of affiliates	(1,211)	6,019	1,279	(815)
Interest expense, net of amounts capitalized	(18,863)	(26,530)	(36,812)	(42,625)
Interest and other income	3,069	930	6,377	1,625

Loss from operations before provision for income taxes	$(128,551)	$(118,834)	$(179,757)	$(207,466)

The following is a reconciliation of the change in reportable segment assets:

	December 31, 2002	Increase (Decrease)	June 30, 2003
Feature films	$2,640,294	$(87,602)	$2,552,692
Television programs	369,723	5,286	375,009
Cable channels	620,644	(98,626)	522,018
Other	12,349	(10,301)	2,048

Total reportable segment assets	$3,643,010	$(191,243)	$3,451,767

The following is a reconciliation of reportable segment assets to consolidated total assets:

	June 30, 2003	December 31, 2002
Total assets for reportable segments	$3,451,767	$3,643,010
Other unallocated amounts (principally cash and short-term investments)	731,314	625,964

Consolidated total assets	$4,183,081	$4,268,974

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

The Company has provided an accrual for pending litigation as of June 30, 2003 in accordance with SFAS No. 5, “Accounting for Contingencies.” In the opinion of Company management, any liability under pending litigation is not expected to be material in relation to the Company’s financial condition or results of operations.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Supplementary Cash Flow Information

The Company paid interest, net of capitalized interest, of $34,214,000 and $29,657,000 during the six months ended June 30, 2003 and 2002, respectively. The Company paid income taxes of $8,581,000 and $8,128,000 during the six months ended June 30, 2003 and 2002, respectively.

During the six months ended June 30, 2003, property and equipment additions include a non-cash addition for tenant improvements of $17,066,000 paid by the landlord of our new corporate headquarters in Los Angeles, California. A corresponding liability has been established and will be amortized over the life of the lease as a reduction of rent expense.

During the six months ended June 30, 2002, the Company contributed 1,406,753 shares of common stock with an aggregate fair market value of $27,616,000 to participants of the Senior Management Bonus Plan.

Note 11—Subsequent Events

On July 18, 2003, the Company sold its 20 percent equity interest in the American Movie Classics, The Independent Film Channel and WE: Women’s Entertainment cable channels to Cablevision for $500,000,000. The Company received $250,000,000 cash and a $250,000,000 promissory note that matures five months from the closing date. The promissory note requires monthly payments of $2,500,000 and bears interest at LIBOR, as defined, plus four percent. At maturity, Cablevision has the option to pay the remaining balance of the note in cash or in Cablevision Class A common stock. As the Company’s cost basis in these cable channels exceeds the net selling price, the Company has recorded a write-down of its investment in the cable channels of $93,059,000 during the quarter ended June 30, 2003.

Pursuant to an International Home Video Subdistribution Services Agreement dated June 18, 1999 between Metro-Goldwyn-Mayer Home Entertainment (“MGMHE”) and Twentieth Century Fox Home Entertainment, Inc. (“Fox”), MGMHE has the option to terminate the agreement effective as of January 31 of each year beginning in 2004, by giving notice of termination to Fox by July 31 of the preceding year. In the event MGMHE exercises such termination, a termination fee is payable to Fox within 15 days after the effective termination date. On June 24, 2003, MGMHE gave notice to Fox of its intent to terminate the agreement as of January 31, 2004. A termination payment of $10,000,000 would be due to Fox by February 15, 2004. However, MGMHE and Fox are presently in negotiations to continue the agreement in a modified form under which Fox would continue to provide subdistribution services in certain territories, and the termination payment may be reduced accordingly.

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

Recent Developments

Notice of Termination of Third Party International Home Video Subdistribution Services Agreement. Pursuant to an International Home Video Subdistribution Services Agreement dated June 18, 1999 between Metro-Goldwyn-Mayer Home Entertainment and Twentieth Century Fox Home Entertainment, Inc., we have the option to terminate the agreement effective as of January 31 of each year beginning in 2004 by giving notice of termination to Fox by July 31 of the preceding year. In the event we exercise such termination, a termination fee is payable to Fox within 15 days after the effective termination date. On June 24, 2003, we gave notice to Fox of our intent to terminate the agreement as of January 31, 2004. A termination payment of $10,000,000 would be due to Fox by February 15, 2004. However, Metro-Goldwyn-Mayer Home Entertainment and Fox are presently in negotiations to continue the agreement in a modified form under which Fox would continue to provide subdistribution services in certain territories, and the termination payment may be reduced accordingly.

Sales of Equity Interests in Rainbow Media Cable Channels.    On December 5, 2002, we sold our 20 percent ownership interest in Bravo to an affiliate of the National Broadcasting Company for $250.0 million cash. We reported a gain on the sale of Bravo of $32.5 million in the year ended December 31, 2002.

On July 18, 2003, we sold our 20 percent equity interest in the Rainbow Media cable channels American Movie Classics, The Independent Film Channel and WE: Women’s Entertainment to Cablevision Systems Corporation for $500.0 million. We received $250.0 million cash and a $250.0 million promissory note that matures five months from the closing date. The promissory note requires monthly payments of $2.5 million and bears interest at LIBOR, as defined, plus 4 percent. At maturity, Cablevision has the option to pay the remaining balance of the note in cash or in Cablevision Class A common stock. As our investment in these cable channels exceeds the net selling price, we reported a write-down of approximately $93.1 million of our investment in the cable channels during the quarter ended June 30, 2003.

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

Equity Investments.    We are accounting for our investment in the cable channels in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common

Stock.” In accordance with APB Opinion No. 18, management continually reviews its equity investments to determine if any impairment has occurred. If, in management’s judgment, an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings. Such determination is dependent on the specific facts and circumstances, including the financial condition of the investee, subscriber demand and growth, demand for advertising time and space, the intent and ability to retain the investment, and general economic conditions in the areas in which the investee operates. We reported a write-down of approximately $93.1 million on our investment in the cable channels during the quarter ended June 30, 2003 (see “Recent Developments—Sale of Equity Interests in Rainbow Media Cable Channels”).

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

Results of Operations

The following table sets forth our reported operating results for the quarters and six months ended June 30, 2003 and 2002:

	Quarter ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002
Revenues:
Feature films	$427,487	$297,365	$783,556	$578,011
Television programs	50,149	30,055	81,677	55,176
Other	10,066	9,503	17,660	18,864

Total revenues	487,702	336,923	882,893	652,051

Operating income (loss):
Feature films	8,421	(73,642)	(158)	(118,393)
Television programs	3,103	(3,941)	661	(8,331)
Other	7,464	5,821	10,901	9,451
General and administration expenses	(32,462)	(22,642)	(58,694)	(38,901)
Depreciation	(5,013)	(4,849)	(10,252)	(9,477)

Operating loss	(18,487)	(99,253)	(57,542)	(165,651)
Write-down of investment in cable channels	(93,059)	—	(93,059)	—
Equity in net earnings (losses) of affiliates	(1,211)	6,019	1,279	(815)
Interest expense, net of amounts capitalized	(18,863)	(26,530)	(36,812)	(42,625)
Interest and other income	3,069	930	6,377	1,625

Loss before provision for income taxes	(128,551)	(118,834)	(179,757)	(207,466)
Income tax provision	(5,028)	(2,975)	(9,644)	(5,135)

Net loss	$(133,579)	$(121,809)	$(189,401)	$(212,601)

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

	Quarter ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002
Revenues:
Consolidated companies	$487,702	$336,923	$882,893	$652,051
Unconsolidated companies	9,163	31,977	37,090	63,728

Total	$496,865	$368,900	$919,983	$715,779

Operating income (loss):
Consolidated companies	$(18,487)	$(99,253)	$(57,542)	$(165,651)
Unconsolidated companies	(809)	6,446	2,321	(862)

Total	$(19,296)	$(92,807)	$(55,221)	$(166,513)

EBITDA:
Consolidated companies	$(13,474)	$(94,404)	$(47,290)	$(156,174)
Unconsolidated companies	(230)	7,783	4,462	10,576

Total	$(13,704)	$(86,621)	$(42,828)	$(145,598)

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

The following table reconciles consolidated and unconsolidated EBITDA to net income (loss) for the quarters and six months ended June 30, 2003 and 2002:

	Quarter ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002
Consolidated:
EBITDA	$(13,474)	$(94,404)	$(47,290)	$(156,174)
Depreciation	(5,013)	(4,849)	(10,252)	(9,477)

Operating loss	(18,487)	(99,253)	(57,542)	(165,651)
Write-down of investment in cable channels	(93,059)	—	(93,059)	—
Equity in net earnings (losses) of affiliates	(1,211)	6,019	1,279	(815)
Interest expense, net of amounts capitalized	(18,863)	(26,530)	(36,812)	(42,625)
Interest and other income	3,069	930	6,377	1,625

Loss before provision for income taxes	(128,551)	(118,834)	(179,757)	(207,466)
Income tax provision	(5,028)	(2,975)	(9,644)	(5,135)

Net loss	$(133,579)	$(121,809)	$(189,401)	$(212,601)

Unconsolidated:
EBITDA	$(230)	$7,783	$4,462	$10,576
Depreciation and non-film amortization	(579)	(1,337)	(2,141)	(11,438)

Operating income (loss)	(809)	6,446	2,321	(862)
Interest and other income (expense), net	17	14	(209)	1,017

Income (loss) before provision for income taxes	(792)	6,460	2,112	155
Income tax provision	(419)	(441)	(833)	(970)

Net income (loss)	$(1,211)	$6,019	$1,279	$(815)

See further details of operating changes under segments discussion below.

Feature Films

Consolidated feature films revenues and operating loss are as follows:

	Quarter ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002
Revenues	$427,487	$297,365	$783,556	$578,011
Operating income (loss)	$8,421	$(73,642)	$(158)	$(118,393)

Quarter Ended June 30, 2003 Compared to Quarter Ended June 30, 2002

Revenues.    Feature film revenues increased by $130.1 million, or 44 percent, to $427.5 million in the quarter ended June 30, 2003 (the “2003 Quarter”) as compared to the quarter ended June 30, 2002 (the “2002 Quarter”).

Worldwide theatrical revenues decreased by $2.0 million, or nine percent, to $23.9 million in the 2003 Quarter. In the 2003 Quarter, we released theatrically Bulletproof Monk and It Runs In The Family, as well as City of Ghosts and Together on a limited basis. In the 2002 Quarter, our theatrical releases included Windtalkers and Deuce’s Wild, as well as the release of CQ and Pumpkin on a limited basis. Overall, in the 2003 Quarter, we released four new feature films domestically and two films internationally, as compared to the release of four new feature films domestically and one new film internationally in the 2002 Quarter.

Worldwide home video revenues increased by $134.8 million, or 72 percent, to $321.9 million in the 2003 Quarter. In the 2003 Quarter, we released Die Another Day, A Guy Thing, Dark Blue and Evelyn in the home video marketplace, as well as benefiting from the continuing growth in library DVD sales. The majority of the increase reflected the successful worldwide home video release of Die Another Day. There were no comparable releases in the 2002 Quarter. In the 2002 Quarter, our home video releases included Bandits, Rollerball and No Man’s Land. In the 2003 Quarter, worldwide DVD sales, including Die Another Day, increased to $279.1 million, or 112 percent, from $131.6 million in the 2002 Quarter.

Worldwide pay television revenues from feature films decreased by $6.1 million, or 15 percent, to $33.6 million in the 2003 Quarter. In 2003, we delivered three new films to domestic pay television, Windtalkers, CQ and Pumpkin, which earned less revenue on a combined basis than the releases of Legally Blonde and Heartbreakers in the 2002 Quarter. There were no new films licensed to network television in the 2003 Quarter as compared to $0.7 million in network revenue in the 2002 Quarter. Worldwide syndicated television revenues from feature films increased by $7.4 million, or 19 percent, to $46.1 million in the 2003 Quarter, principally due to increased sales in international markets.

Other revenues decreased by $3.3 million, or 62 percent, to $2.0 million in the 2003 Quarter, principally due to the timing of miscellaneous rebates, audit recoveries and entitlement royalties.

Operating Results.    Operating income from feature films increased by $82.1 million, or 112 percent, to $8.4 million in the 2003 Quarter as compared to a loss of $73.6 million in the 2002 Quarter. In the 2003 Quarter, we benefited from the successful theatrical performance of Agent Cody Banks, which was released in the first quarter, as well as the worldwide home video release of Die Another Day. The operating results in the 2002 Quarter principally reflected the disappointing theatrical performance of Windtalkers. In the 2003 Quarter, we incurred feature film write-downs of only $2.5 million as compared to write-downs of $41.8 million in the 2002 Quarter. Also, in the 2003 Quarter our theatrical distribution costs were lower by $13.6 million than the amount expended in the 2002 Quarter, and our home video margin improved in the 2003 Quarter due to product mix and lower manufacturing costs. However, in the 2003 Quarter we recorded a charge associated with the settlement of negotiations with a third party distributor regarding the distribution of our product in the international home video markets (see “Recent Developments—Notice of Termination of Third Party International Home Video Subdistribution Services Agreement”).

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Revenues.    Feature film revenues increased by $205.5 million, or 36 percent, to $783.6 million in the six months ended June 30, 2003 (the “2003 Period”) as compared to the six months ended June 30, 2002 (the “2002 Period”).

Worldwide theatrical revenues increased by $42.6 million, or 84 percent, to $93.3 million in the 2003 Period. In the 2003 Period, we benefited from the continued successful worldwide theatrical release of Die Another Day as well as the new theatrical release Agent Cody Banks. Additionally, in 2003 we released Bulletproof Monk, It Runs In The Family, A Guy Thing and Dark Blue, as well as the release on a limited basis of Together, City of Ghosts and Assassination Tango. In the 2002 Period, our releases included Windtalkers, Rollerball, Hart’s War and Deuce’s Wild, as well as five other titles released on a limited basis, which were less successful than the 2003 releases. Overall, in the 2003 Period, we released eight new feature films domestically and three films internationally, as compared to the release of nine new feature films domestically and two films internationally in the 2002 Period.

Worldwide home video revenues increased by $162.6 million, or 45 percent, to $524.5 million in the 2003 Period. In the 2003 Period, our releases generated substantially more revenue than in the 2002 Period. Our home video releases in 2003 included Die Another Day, Barbershop, A Guy Thing, Dark Blue, Igby Goes Down, Evelyn and Killing Me Softly. In the 2002 Period, our home video releases included Bandits, Rollerball, Jeepers Creepers, What’s The Worst That Could Happen, Original Sin and Ghost World. Additionally, in the 2003 Period, worldwide DVD sales increased to $451.6 million, or 77 percent, from $254.6 million in the 2002 Period.

Worldwide pay television revenues from feature films decreased by $4.5 million, or six percent, to $67.6 million in the 2003 Period. In 2003, we delivered seven new films to domestic pay television, including Windtalkers, Hart’s War and Deuce’s Wild, as compared to the delivery of three new films, Hannibal, Legally Blonde and Heartbreakers in 2002, which generated substantially higher license fees than the 2003 films. However, sales in international pay television markets increased in the 2003 Period due to the release of Legally Blonde internationally in 2003. Network television revenues decreased by $3.2 million, or 37 percent, to $5.4 million in the 2003 Period, principally due to the delivery of Return To Me in 2003 which carried a lower license fee than The Thomas Crown Affair which was delivered in 2002. Worldwide syndicated television revenues from feature films increased by $11.9 million, or 15 percent, to $89.0 million in the 2003 Period, principally due to the basic cable sale of Autumn In New York and increased library sales in international markets.

Other revenues decreased by $3.8 million, or 50 percent, to $3.8 million in the 2003 Period, principally due to the timing of miscellaneous rebates, audit recoveries and entitlement royalties.

Operating Results.    Operating loss from feature films improved by $118.2 million, or 100 percent, to a loss of $0.2 million in the 2003 Period as compared to a loss of $118.4 million in the 2002 Period. In the 2003 Period, we benefited from the successful worldwide theatrical and home video performance of Die Another Day, the theatrical release of Agent Cody Banks, and the home video release of Barbershop, among others. The operating results in the 2002 Period principally reflected the disappointing theatrical performances of Windtalkers, Rollerball and Hart’s War. In the 2003 Period, we incurred feature film write-downs of only $6.8 million as compared to write-downs of $74.1 million in the 2002 Period. Our home video margin improved in the 2003 Period due to product mix and lower manufacturing costs. Also, in the 2002 Period we incurred higher bad debt expenses associated with customer bankruptcies or liquidity issues, resulting in additional charges of $10.4 million as compared to the 2003 Period. The improved results in the 2003 Period were partially offset by increased distribution costs compared to the 2002

Period and a charge associated with the settlement of negotiations with a third party distributor regarding the distribution of our product in the international home video markets (see “Recent Developments—Notice of Termination of Third Party International Home Video Subdistribution Services Agreement”).

Television Programming

Consolidated television programming revenues and operating income (loss) are as follows:

	Quarter ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002
Revenues	$50,149	$30,055	$81,677	$55,176
Operating income (loss)	$3,103	$(3,941)	$661	$(8,331)

Quarter Ended June 30, 2003 Compared to Quarter Ended June 30, 2002

Revenues.    Television programming revenues increased by $20.1 million, or 67 percent, to $50.1 million in the 2003 Quarter as compared to the 2002 Quarter.

Network television revenues increased by $5.9 million, or 100 percent, in the 2003 Quarter due to the delivery of the new series Fame. There were no new series on network television in the 2002 Quarter. Worldwide pay television revenues increased by $2.7 million, or 30 percent, to $11.6 million in the 2003 Quarter, principally due to the delivery of the new series Dead Like Me as well as the second year of Jeremiah on domestic pay television. Worldwide syndicated television programming revenues increased by $5.2 million, or 31 percent, to $22.2 million in the 2003 Quarter, primarily due to the syndication of the new series She Spies as well as new episodes of Stargate SG-1 and Jeremiah. Worldwide home video revenues with respect to television programming increased by $6.2 million, or 155 percent, to $10.2 million in the 2003 Quarter, primarily due to worldwide sales of Stargate SG-1.

Other revenues were $0.2 million in the 2003 Quarter.

Operating Results.    Operating income from television programming increased by $7.0 million, or 179 percent, to $3.1 million in the 2003 Quarter as compared to the 2002 Quarter, principally due to the increase in revenues discussed above as well as reduced write-downs on new series and lower bad debt expense.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Revenues.    Television programming revenues increased by $26.5 million, or 48 percent, to $81.7 million in the 2003 Period as compared to the 2002 Period.

Network television revenues increased by $5.9 million, or 100 percent, in the 2003 Period due to the delivery of the new series Fame. There were no new series on network television in the 2002 Period. Worldwide pay television revenues increased by $3.6 million, or 25 percent, to $18.1 million in the 2003 Period, principally due to the delivery of the new series Dead Like Me and the second year of Jeremiah on domestic pay television, as well as the delivery in international markets of two made-for-television movies. Worldwide syndicated television programming revenues increased by $10.4 million, or 34 percent, to $40.9 million in the 2003 Period, primarily due to the syndication of the new series She Spies as well as new sales of Stargate SG-1 and Jeremiah. Worldwide home video revenues with respect to television programming increased by $7.2 million, or 80 percent, to $16.3 million in the 2003 Period, primarily due to worldwide sales of Stargate SG-1.

Other revenues decreased by $0.7 million, or 58 percent, to $0.5 million in the 2003 Period due to lower third party royalties collected in the period.

23

Operating Results.    Operating income from television programming increased by $9.0 million, or 108 percent, to $0.7 million in the 2003 Period as compared to loss of $8.3 million in the 2002 Period, principally due to the increase in revenues discussed above as well as reduced write-downs on new series and lower bad debt expense.

Other Businesses

Consolidated revenues and operating income from other businesses, including consumer products, interactive media and branded programming services, music soundtrack and royalty income, are as follows:

	Quarter ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002
Revenues	$10,066	$9,503	$17,660	$18,864
Operating income	$7,464	$5,821	$10,901	$9,451

Quarter Ended June 30, 2003 Compared to Quarter Ended June 30, 2002

Revenues.    Revenues from other businesses increased by $0.6 million, or six percent, to $10.1 million in the 2003 Quarter as compared to the 2002 Quarter. Operating results in 2003 included consumer products revenue of $3.4 million and music soundtrack and royalty revenue of $2.8 million, as compared to consumer products revenue of $3.3 million and music soundtrack and royalty revenue of $3.2 million in 2002. Interactive media revenues were $2.7 million in 2003, which included royalties from the interactive game release of 007-Nightfire, as compared to interactive revenues of $2.1 million in 2002, which included royalties from the interactive game release of 007-Agent Under Fire. Branded programming services revenues aggregated $1.1 million in 2003 as compared to $0.1 million in 2002. Revenues from other businesses in 2003 also included the receipt of $0.1 million in third-party audit recoveries and other miscellaneous income as compared to $0.9 million in 2002.

Operating Results.    Operating income from other businesses increased by $1.6 million, or 28 percent, to $7.5 million in the 2003 Quarter. Expenses for other businesses include interactive product costs of $1.6 million in 2003 and 2002. Consumer product costs were $0.7 million in 2003 and $1.0 million in 2002. Overhead costs related to other businesses aggregated $1.8 million in 2003 and $1.1 million in 2002. Other expenses, including distribution costs associated with music and branded programming services, aggregated $1.0 million in 2003 and $0.7 million in 2002. We recognized foreign currency transaction gains of $2.5 million in 2003 and $0.7 million in 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Revenues.    Revenues from other businesses decreased by $1.2 million, or six percent, to $17.7 million in the 2003 Period as compared to the 2002 Period. Operating results in 2003 included consumer products revenue of $5.4 million and music soundtrack and royalty revenue of $4.3 million, as compared to consumer products revenue of $5.5 million and music soundtrack and royalty revenue of $4.5 million in 2002. Interactive media revenues were $6.0 million in 2003, which included royalties from the interactive game release of 007-Nightfire, as compared to interactive revenues of $7.2 million in 2002, which included royalties from the interactive game release of 007-Agent Under Fire. Branded programming services revenues aggregated $1.7 million in 2003 as compared to $0.1 million in 2002. Revenues from other businesses in 2003 also included the receipt of $0.3 million in third-party audit recoveries and other miscellaneous income as compared to $1.7 million in 2002.

Operating Results.    Operating income from other businesses increased by $1.5 million, or 15 percent, to $10.9 million in the 2003 Period. Expenses for other businesses include interactive product costs of $3.5 million in 2003 as compared to $4.3 million in 2002. Consumer product costs were $1.4 million in 2003 and 2002. Overhead costs related to other businesses aggregated $3.5 million in 2003 and $2.7 million in 2002. Other expenses, including distribution costs associated with music and branded programming services, aggregated $1.5 million in 2003 and $1.1 million in 2002. We recognized foreign currency transaction gains of $3.1 million in 2003 and $0.4 million in 2002.

Corporate and Other

Quarter Ended June 30, 2003 Compared to Quarter Ended June 30, 2002

General and Administrative Expenses.    In the 2003 Quarter, general and administrative expenses increased by $9.8 million, or 43 percent, to $32.5 million, as compared to the 2002 Quarter. In the 2003 Quarter, we recognized significantly higher incentive plan costs than in the 2002 Quarter, when we realized a benefit principally from the change in the price of our common stock, associated with both our current employees and related to certain of our former senior executives. The Company also incurred relocation costs of approximately $1.5 million in the 2003 Quarter to move to our new corporate headquarters.

Depreciation.    Depreciation expense in the 2003 Quarter increased by $0.2 million, or three percent, to $5.0 million, as compared to the 2002 Quarter, due to fixed asset purchases placed in service during the period principally related to our move to our new corporate headquarters.

Write-Down of Investment in Cable Channels.    On July 18, 2003, we sold our 20 percent equity interest in the American Movie Classics, The Independent Film Channel and WE: Women’s Entertainment cable channels to Cablevision Systems Corporation for $500,000,000 (see Note 11). As our investment in these cable channels exceeds the net selling price, we have recorded a write-down of our investment in the cable channels of $93,059,000 during the 2003 Quarter.

Equity in Net Earnings (Losses) of Affiliates.    In the 2003 Quarter, EBITDA from unconsolidated companies was a loss of $0.2 million, operating loss was $0.8 million and net loss was $1.2 million. In the 2003 Quarter, we are no longer recording our 20 percent share of the operating results of the Rainbow Media cable channels as the book value was written down to the net sales proceeds. We sold the cable channels to Cablevision on July 18, 2003 (the Bravo cable channel was sold on December 5, 2002).

In the 2002 Quarter, EBITDA from unconsolidated companies was $7.8 million, operating income was $6.4 million and net income was $6.0 million (including $8.2 million in EBITDA, $7.0 million in operating income and $7.3 million in net income from our interest in the Rainbow Media cable channels).

Interest Expense, Net of Amounts Capitalized.    Net interest expense in the 2003 Quarter decreased by $7.7 million, or 29 percent, to $18.9 million, as compared to the 2002 Quarter, primarily due to the refinancing of our credit arrangements in June 2002 as well as lower borrowing rates.

Interest and Other Income, Net.    Interest and other income in the 2003 Quarter increased by $2.1 million, or 230 percent, to $3.1 million, as compared to the 2002 Quarter due to increased interest income earned on our short-term investments. We had significantly higher average invested cash balances in the 2003 Quarter than in the 2002 Quarter, principally due to the refinancing of our credit facilities in June 2002 and the proceeds received from the sale of Bravo on December 5, 2002 for $250 million, as well as the receipt of $40 million in dividends from the Rainbow Media cable channels.

Income Tax Provision.    The provision for income taxes in the 2003 Quarter increased by $2.1 million, or 69 percent, to $5.0 million, as compared to the 2002 Quarter, principally due to foreign remittance taxes attributable to increased international distribution revenues.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

General and Administrative Expenses.    In the 2003 Period, general and administrative expenses increased by $19.8 million, or 51 percent, to $58.7 million, as compared to the 2002 Period. In the 2003 Period, we recognized significantly higher incentive plan costs than in the 2002 Period, when we realized a benefit, principally from the change in the price of our common stock, associated with both our current employees and related to certain of our former senior executives. The Company also incurred relocation costs of approximately $1.5 million in the 2003 Period to move to our new corporate headquarters.

Depreciation.    Depreciation expense in the 2003 Period increased by $0.8 million, or eight percent, to $10.3 million, as compared to the 2002 Period, due to fixed asset purchases placed in service during the period principally associated with our move to our new corporate headquarters.

Write-Down of Investment in Cable Channels.    On July 18, 2003, we sold our 20 percent equity interest in the American Movie Classics, The Independent Film Channel and WE: Women’s Entertainment cable channels to Cablevision Systems Corporation for $500,000,000 (see Note 11). As our investment in these cable channels exceeds the net selling price, we have recorded a write-down of our investment in the cable channels of $93,059,000 during the 2003 Period.

Equity in Net Earnings (Losses) of Affiliates.    In the 2003 Period, EBITDA from unconsolidated companies was $4.5 million, operating income was $2.3 million and net income was $1.3 million (which included EBITDA of $6.0 million, operating income of $5.0 million and net income of $4.8 million from our interest in the Rainbow Media cable channels). Beginning April 1, 2003, we are no longer recording our 20 percent share of the operating results of the Rainbow Media cable channels as the book value was written down to the net sales proceeds. We sold the cable channels to Cablevision on July 18, 2003 (the Bravo cable channel was sold on December 5, 2002).

In the 2002 Period, EBITDA from unconsolidated companies was $10.6 million, operating losses were $0.9 million and net losses were $0.8 million (which included EBITDA of $13.4 million, operating income of $2.4 million and net income of $3.5 million, which included amortization of goodwill for one quarter of $9.5 million, from our interest in the Rainbow Media cable channels).

Interest Expense, Net of Amounts Capitalized.    Net interest expense in the 2003 Period decreased by $5.8 million, or 14 percent, to $36.8 million, as compared to the 2002 Period, primarily due to the refinancing of our credit arrangements in June 2002 as well as reduced borrowing rates.

Interest and Other Income, Net.    Interest and other income in the 2003 Period increased by $4.8 million, or 292 percent, to $6.4 million, as compared to the 2002 Period due to increased interest income earned on our short-term investments. We had significantly higher average invested cash balances in the 2003 Period than in the 2002 Period, principally due to the refinancing of our credit facilities in June 2002 and the proceeds received from the sale of Bravo on December 5, 2002 for $250 million, as well as the receipt of $40 million in dividends from the Rainbow Media cable channels.

Income Tax Provision.    The provision for income taxes in the 2003 Period increased by $4.5 million, or 88 percent, to $9.6 million, as compared to the 2002 Period, principally due to foreign remittance taxes attributable to increased international distribution revenues.

Liquidity and Capital Resources

General.    Our operations are capital intensive. In recent years we have funded our operations primarily from (a) the sale of equity securities, (b) bank borrowings and (c) internally generated funds. During the 2003 Period, the net cash provided by operating activities was $159.5 million, which included spending associated with film and television production and distribution costs of $365.4 million; net cash used by investing activities was $30.6 million, which included the purchase of $28.3 million of short-term investments, $9.5 million in property and equipment purchases and $2.8 million in affiliate advances, partially offset by the receipt of $10.0 million in dividends from affiliates; and net cash used by financing activities was $50.3 million, including the acquisition of treasury shares of $49.8 million under our repurchase program and net repayments of bank borrowings of $0.6 million.

Sales of Equity Interests in Rainbow Media cable channels.    On December 5, 2002, we sold our 20 percent ownership interest in Bravo to an affiliate of the National Broadcasting Company for $250.0 million cash.

On July 18, 2003 we sold our 20 percent ownership interest in American Movie Classics, the Independent Film Channel and WE: Women’s Entertainment to Cablevision Systems Corporation for $500.0 million. We received $250.0 million cash and a $250.0 million promissory note that matures five months from the closing date. The promissory note requires monthly payments of $2.5 million and bears interest at LIBOR, as defined, plus 4 percent. At maturity, Cablevision has the option to pay the remaining balance of the note in cash or in Cablevision Class A common stock.

Treasury Stock.    On July 26, 2002, we announced a share repurchase program authorizing the purchase of up to 10,000,000 shares of our common stock. We intend to fund the repurchase program from available cash on hand. As of June 30, 2003, we had repurchased 7,488,000 shares of common stock at an aggregate cost of $82.5 million.

Bank Borrowings.    On June 11, 2002, we successfully renegotiated our pre-existing credit facility with a syndicate of banks resulting in a $1.75 billion third amended and restated syndicated credit facility consisting of (a) a five-year $600.0 million revolving credit facility, (b) a five-year $300.0 million term loan and (c) a six-year $850.0 million term loan. As of July 23, 2003, $579.9 million, including commercial letters of credit, was available under our credit facility. Additionally, as of July 23, 2003, we have cash on hand of approximately $940 million.

Currently, the revolving facility and the $300.0 million five-year term loan bear interest at 2.75 percent over the Adjusted LIBOR rate, as defined therein (3.85 percent at July 23, 2003), and the $850.0 million six-year term loan bears interest at 3.00 percent over the Adjusted LIBOR rate (4.10 percent at July 23, 2003).

As of July 23, 2003, the term loans had an outstanding balance of $1.15 billion. Scheduled amortization of the term loans under our credit facility is as follows: $16.4 million in 2003, $65.6 million in each of 2004, 2005 and 2006, $122.9 million in 2007, and $813.9 million in 2008. The revolving facility matures on June 30, 2007.

Our credit facility contains various covenants, including limitations on indebtedness, dividends and capital expenditures, and maintenance of certain financial ratios. Our credit facility limits the amount of the investment in MGM which may be made by Metro-Goldwyn-Mayer Studios Inc. and Orion Pictures Corporation, both of which are wholly-owned subsidiaries, in the form of loans or advances, or purchases of capital stock of MGM, up to a maximum aggregate amount of $300 million. As of June 30, 2003, $86.5 million was loaned to MGM by MGM Studios to fund the purchase of treasury stock by MGM. Restricted net assets of Metro-Goldwyn-Mayer Studios Inc. and Orion Pictures Corporation at June 30, 2003 are approximately $2.0 billion. Although we are in compliance with all terms of our credit facility, there can be no assurances that we will remain in compliance with such covenants or other conditions under our credit facility in the future. We anticipate substantial continued borrowing under our credit facility.

Cash Provided by (Used in) Operating Activities.    In the 2003 Period, cash provided by operating activities was $159.5 million compared to cash used in operating activities of $67.7 million in the 2002 Period. The improvement in operating cash flows in 2003 reflected increased theatrical and home entertainment distribution receipts, which were partially offset by film and television production and distribution costs, which aggregated $365.4 million in 2003 as compared to $367.5 million in 2002.

Cash Used in Investing Activities.    In the 2003 Period, cash used in investing activities was $30.5 million, which included the purchase of short-term investments of $28.3 million, advances to affiliates of $2.8 million and property and equipment purchases of $9.5 million, which were partially offset by cash dividends of $10.0

27

million received from Rainbow Media. In the 2002 Period, cash used in investing activities was $12.9 million, which included advances to affiliates of $7.7 million and property and equipment purchases of $5.2 million.

Cash Provided by (Used in) Financing Activities.    In the 2003 Period, cash used in financing activities was $50.3 million, which included the cost of acquisition of treasury stock of $49.8 million and net repayments of bank borrowings of $0.6 million. In the 2002 Period, cash provided by financing activities was $524.8 million, which included net advances under bank borrowings of $375.7 million and net proceeds from the sale of equity securities of $165.9 million.

Commitments.    Future minimum annual commitments under bank and other debt agreements, non-cancelable operating leases, employment agreements, creative talent agreements and commercial letters of credit as of June 30, 2003 are as follows (in thousands, unaudited):

	2003	2004	2005	2006	2007	Thereafter	Total
Bank and other debt	$17,448	$66,308	$65,643	$65,643	$122,785	$813,875	$1,151,702
Operating leases	13,383	26,187	25,627	26,186	27,024	262,388	380,795
Employment agreements	20,814	24,229	7,390	—	—	—	52,433
Creative talent agreements	43,692	14,991	900	32	—	—	59,615
Letters of credit	19,643	485	—	—	—	—	20,128

Total	$114,980	$132,200	$99,560	$91,861	$149,809	$1,076,263	$1,664,673

We do not expect our obligations for property and equipment expenditures, including the purchase of computer systems and equipment and leasehold improvements, to exceed $35.0 million per year.

We are obligated to fund 50 percent of the expenses of MGM Networks Latin America up to a maximum of approximately $25.25 million. We have funded approximately $24.8 million under such obligation as of June 30, 2003.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of interest rate changes as a result of our variable rate long-term debt. Historically, we have entered into interest rate swap agreements whereby we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate amounts calculated by reference to an agreed notional principal amount. The swap agreements outstanding at June 30, 2003 expired in July 2003. As of July 23, 2003, all $1.15 billion of our term debt was exposed to interest rate risk. We will continue to evaluate strategies to manage the impact of interest rate changes on earnings and cash flows.

The following table provides information about our interest rate swaps outstanding at June 30, 2003:

	Amounts Scheduled for Maturity for the Year Ending December 31, 2003	Estimated Fair Value at March 31, 2003
Interest Rate Swaps:
Variable to fixed (expiring in July 2003):
Notional value (in thousands)	$535,000	$(1,390)
Average pay rate	5.981%
Spot rate	1.297%

We are subject to market risks resulting from fluctuations in foreign currency exchange rates because approximately 25 percent of our revenues are denominated, and we incur certain operating and production costs, in foreign currencies. In certain instances, we enter into foreign currency exchange contracts in order to reduce exposure to changes in foreign currency exchange rates that affect the value of our firm commitments and certain anticipated foreign currency cash flows. We currently intend to continue to enter into such contracts to hedge against future material foreign currency exchange rate risks. The following table provides information about our foreign currency forward contracts outstanding at June 30, 2003:

	Amounts Scheduled for Maturity for the Year Ending December 31, 2003	Estimated Fair Value at June 30, 2003
Foreign Currency Forward Contracts:
Contract amount (in thousands) (receive CAD, pay $US)	$18,967	$1,434
Spot rate	1.3479
Forward rate	1.4565
Contract amount (in thousands) (receive pds sterling, pay $US)	$1,672	$(11)
Spot rate	1.6556
Forward rate	1.6659

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

PART II.    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 14, 2003, two proposals were submitted to the Company’s stockholders. The Company nominees for directors were elected and the other proposal was approved. A brief description of these proposals and the results of the voting are as follows:

Proposal One—Election of twelve directors to serve until the next Annual Meeting of Stockholders

Nominee	Votes For	Votes Withheld
James D. Aljian	215,049,490	22,048,017

Willie D. Davis	229,778,908	7,318,599

Alexander M. Haig, Jr.	211,174,562	25,922,945

Michael R. Gleason	212,893,195	24,204,312

Kirk Kerkorian	215,047,491	22,050,016

Frank G. Mancuso	212,916,585	24,180,922

Christopher J. McGurk	214,600,450	22,497,042

A. N. Mosich	231,525,485	5,572,022

Priscilla Presley	231,515,108	5,582,399

Henry D. Winterstern	231,508,807	5,588,700

Alex Yemenidjian	214,524,549	22,572,958

Jerome B. York	229,747,358	7,350,149

Proposal Two—Ratification of appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2003

Voting Results
For	235,016,388

Against	2,009,600

Abstain	71,519

Broker Non-Votes	0

Item 5.    Other Information

On June 27, 2003, we, Cablevision Systems Corporation and other parties named therein entered into a purchase agreement pursuant to which we agreed to sell and Cablevision agreed to purchase our 20 percent interest in American Movie Classics Company, a New York general partnership, which is the owner of the programming channels American Movie Classics and WE: Women’s Entertainment and (ii) our 20 percent interest in The Independent Film Channel LLC, a Delaware limited liability company, which is the owner of the programming channel The Independent Film Channel. The transaction closed on July 18, 2003.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.	Document Description

2.1

Purchase Agreement, dated June 27, 2003, by and among Rainbow Media Holdings, Inc., American Movie Classics III Holding Corporation, American Movie Classics IV Holding Corporation, IFC II Holding Corporation, IFC III Holding Corporation, Metro-Goldwyn-Mayer Inc., MGM Networks U.S. Inc. and Cablevision Systems Corporation (incorporated herein by reference to Exhibit 2.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A filed on July 15, 2003).

10.1	Indemnification Agreement dated as of May 14, 2003—A. N. Mosich

99.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

Date	Relating to
April 24, 2003	Item 5. Other Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 25, 2003	METRO-GOLDWYN-MAYER INC.

	By:	/s/ ALEX YEMENIDJIAN
Alex Yemenidjian Chairman of the Board of Directors and Chief Executive Officer

	By:	/s/ DANIEL J. TAYLOR
Daniel J. Taylor Senior Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, Alex Yemenidjian, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Metro-Goldwyn-Mayer Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Date:    July 25, 2003

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

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Date:    July 25, 2003

/s/ DANIEL J. TAYLOR
Daniel J. Taylor Chief Financial Officer