Form 10-Q
period 2003-09-30
METRO-GOLDWYN-MAYER INC
filed 2003-10-30
CIK 1026816

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of shares of the Registrant’s common stock outstanding as of October 29, 2003 was 244,939,414.

METRO-GOLDWYN-MAYER INC.

FORM 10-Q

September 30, 2003

i

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

METRO-GOLDWYN-MAYER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Cash and cash equivalents	$974,136	$593,131
Short-term investments	2,028	6,488
Accounts and contracts receivable (net of allowance for doubtful accounts of $41,357 and $40,980, respectively)	509,014	605,739
Note receivable	245,077	—
Film and television costs, net	1,847,672	1,870,692
Investments in and advances to affiliates	24,381	620,132
Property and equipment, net	59,186	41,397
Goodwill	516,706	516,706
Other assets	29,319	29,791

	$4,207,519	$4,284,076

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Bank and other debt	$1,151,428	$1,156,725
Accounts payable and accrued liabilities	275,412	212,792
Accrued participants’ share	305,140	278,172
Income taxes payable	35,630	33,030
Advances and deferred revenues	67,781	65,051
Other liabilities	109,519	23,840

Total liabilities	1,944,910	1,769,610

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 500,000,000 shares authorized, 251,960,505 shares issued	2,520	2,520
Additional paid-in capital	3,915,422	3,914,923
Deficit	(1,567,826)	(1,345,812)
Accumulated other comprehensive loss	(2,512)	(18,361)
Less: treasury stock, at cost, 7,407,436 and 3,107,609 shares	(84,995)	(38,804)

Total stockholders’ equity	2,262,609	2,514,466

	$4,207,519	$4,284,076

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

METRO-GOLDWYN-MAYER INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues	$457,051	$381,156	$1,339,944	$1,033,207
Expenses:
Operating	221,856	220,484	722,264	709,638
Selling, general and administrative	245,102	132,012	674,877	451,083
Depreciation	3,476	4,928	13,728	14,405

Total expenses	470,434	357,424	1,410,869	1,175,126

Operating income (loss)	(13,383)	23,732	(70,925)	(141,919)
Other income (expense):
Write-down on investment in cable channels	—	—	(93,059)	—
Equity in net earnings (losses) of affiliates	(684)	7,140	595	6,325
Interest expense, net of amounts capitalized	(14,744)	(18,107)	(51,556)	(60,732)
Interest and other income, net	5,010	2,339	11,387	3,964
Due diligence expenses	(5,099)	—	(5,099)	—

Total other expenses	(15,517)	(8,628)	(137,732)	(50,443)

Income (loss) from operations before provision for income taxes	(28,900)	15,104	(208,657)	(192,362)
Income tax provision	(3,713)	(3,409)	(13,357)	(8,544)

Net income (loss)	$(32,613)	$11,695	$(222,014)	$(200,906)

Income (loss) per share:
Basic	$(0.13)	$0.05	$(0.90)	$(0.81)

Diluted	$(0.13)	$0.05	$(0.90)	$(0.81)

Weighted average number of common shares outstanding:
Basic	244,526,208	250,708,242	245,919,877	248,099,306

Diluted	244,526,208	250,714,711	245,919,877	248,099,306

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

METRO-GOLDWYN-MAYER INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Preferred Stock		Common Stock		Add’l Paid-in Capital	Deficit	Comprehensive Income (Loss)	Accum. Other Comprehensive Income (Loss)	Less: Treasury Stock	Total Stockholders’ Equity
	No. of Shares	Par Value	No. of Shares	Par Value
Balance December 31, 2002	—	$—	251,960,505	$2,520	$3,914,923	$(1,345,812)	$—	$(18,361)	$(38,804)	$2,514,466
Common stock issued to directors, officers and employees, net	—	—	—	—	499	—	—	—	3,594	4,093
Acquisition of treasury stock, at cost	—	—	—	—	—	—	—	—	(49,785)	(49,785)
Comprehensive income (loss):
Net loss	—	—	—	—	—	(222,014)	(222,014)	—	—	(222,014)
Unrealized gain on derivative instruments	—	—	—	—	—	—	15,032	15,032	—	15,032
Unrealized gain on securities	—	—	—	—	—	—	648	648	—	648
Foreign currency translation adjustments	—	—	—	—	—	—	169	169	—	169

Comprehensive loss	—	—	—	—	—	—	(206,165)

Balance September 30, 2003	—	$—	251,960,505	$2,520	$3,915,422	$(1,567,826)	$—	$(2,512)	$(84,995)	$2,262,609

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

METRO-GOLDWYN-MAYER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
Net cash provided by (used in) operating activities	$180,552	$(166,311)

Investing activities:
Proceeds received on sale of cable investments	254,750	—
Dividend received from cable channel	10,000	—
Sale of short-term investments	4,460	—
Additions to property and equipment	(14,429)	(12,025)
Investment in and advances to affiliates	(3,927)	(8,145)

Net cash provided by (used in) investing activities	250,854	(20,170)

Financing activities:
Net proceeds from issuance of common stock to outside parties	—	164,771
Net proceeds from issuance of common stock to related parties	100	2,138
Acquisition of treasury stock	(49,785)	(26,537)
Additions to borrowed funds	—	1,336,965
Repayments of borrowed funds	(881)	(929,961)
Financing fees and other	—	(16,823)

Net cash provided by (used in) financing activities	(50,566)	530,553

Net change in cash and cash equivalents from operating, investing and financing activities	380,840	344,072
Net increase in cash due to foreign currency fluctuations	165	67

Net change in cash and cash equivalents	381,005	344,139
Cash and cash equivalents at beginning of the year	593,131	2,698

Cash and cash equivalents at end of the period	$974,136	$346,837

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

Note 1—Basis of Presentation

Basis of Presentation.    The accompanying consolidated financial statements include the accounts of Metro-Goldwyn-Mayer Inc. (“MGM”), Metro-Goldwyn-Mayer Studios Inc. and its majority owned subsidiaries (collectively, “MGM Studios”) and Orion Pictures Corporation and its majority owned subsidiaries (collectively, “Orion”) (collectively, the “Company”). MGM is a Delaware corporation formed on July 10, 1996 specifically to acquire MGM Studios, and is majority owned by an investor group comprised of Kirk Kerkorian, Tracinda Corporation and a corporation that is principally owned by Tracinda (collectively, “Tracinda”) and certain current and former executive officers of the Company. The acquisition of MGM Studios by MGM was completed on October 10, 1996, at which time MGM commenced principal operations. The acquisition of Orion was completed on July 10, 1997. The Company completed the acquisition of certain film libraries and film related rights that were previously owned by PolyGram N.V. and its subsidiaries (collectively, “PolyGram”) on January 7, 1999.

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

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the nine months ended September 30, 2003 and 2002, the reconciliation of reported net loss and net loss per share to adjusted net loss and adjusted net loss per share reflecting the elimination of goodwill amortization is as follows (in thousands, except per share data, unaudited):

	Nine Months Ended September 30,
	Net Loss		Per Share Data
	2003	2002	2003	2002
Net loss, as reported	$(222,014)	$(200,906)	$(0.90)	$(0.81)
Elimination of goodwill amortization related to equity investees	—	9,528	—	0.04

Net loss, as adjusted	$(222,014)	$(191,378)	$(0.90)	$(0.77)

Comprehensive Loss.    Components of other comprehensive loss are shown below (in thousands, unaudited):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss)	$(32,613)	$11,695	$(222,014)	$(200,906)
Other comprehensive income (loss):
Unrealized gain on derivative instruments	1,139	1,531	15,032	7,494
Unrealized gain (loss) on securities	1,084	369	648	(853)
Cumulative foreign currency translation adjustments	45	10	169	27

Total comprehensive loss	$(30,345)	$13,605	$(206,165)	$(194,238)

Components of accumulated other comprehensive income (loss) are shown below (in thousands, unaudited):

	Unrealized Gain (Loss) on Derivative Instruments	Unrealized Loss on Securities	Unfunded Pension Plan Obligation	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2002	$(13,859)	$(782)	$(3,994)	$274	$(18,361)
Current year change	15,032	648	—	169	15,849

Balance at September 30, 2003	$1,173	$(134)	$(3,994)	$443	$(2,512)

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

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset in some circumstances. Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company implemented this statement on July 1, 2003. The impact of such adoption did not have a material effect on the Company’s financial statements.

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

As of September 30, 2003, the Company has paid $54,844,000 of the severance and other related costs. In January and February 2002, in accordance with certain agreements with the Company’s former Chairman and Vice Chairman, $16,964,000 of the severance and related costs were converted into 863,499 shares of common stock of the Company. The remaining unpaid severance at September 30, 2003 consists of unexercised stock options held by the Company’s former Chairman, which are marked to market under variable option accounting.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Film and Television Costs

Film and television costs, net of amortization, are summarized as follows (in thousands):

	September 30, 2003	December 31, 2002
	(unaudited)
Theatrical productions:
Released	$4,250,465	$3,984,330
Less: accumulated amortization	(2,906,263)	(2,593,626)

Released, net	1,344,202	1,390,704
Completed not released	92,775	34,521
In production	136,634	188,188
In development	34,828	28,745

Subtotal: theatrical productions	1,608,439	1,642,158

Television programming:
Released	1,030,288	936,440
Less: accumulated amortization	(811,956)	(738,164)

Released, net	218,332	198,276
In production	20,150	29,224
In development	751	1,034

Subtotal: television programming	239,233	228,534

	$1,847,672	$1,870,692

Interest costs capitalized to theatrical productions were $1,248,000 and $6,422,000 during the quarter and nine months ended September 30, 2003, and $5,077,000 and $10,464,000 during the quarter and nine months ended September 30, 2002, respectively.

Note 4—Investments In and Advances to Affiliates

Investments are summarized as follows (in thousands):

	September 30, 2003	December 31, 2002
	(unaudited)
Domestic cable channels	$—	$595,457
Foreign cable channels	15,363	15,697
Joint ventures	8,868	8,828
Others	150	150

	$24,381	$620,132

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

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On July 18, 2003, the Company sold its 20 percent equity interest in the American Movie Classics, The Independent Film Channel and WE: Women’s Entertainment cable channels to Cablevision for $500,000,000. The Company received $250,000,000 cash and a $250,000,000 promissory note that matures five months from the closing date. The promissory note requires monthly payments of $2,500,000 and bears interest at LIBOR, as defined, plus four percent. At maturity, Cablevision has the option to pay the remaining balance of the note in cash or in Cablevision Class A common stock. As the Company’s cost basis in these cable channels exceeded the net selling price, the Company recorded a write-down of its investment in the cable channels of $93,059,000 during the nine months ended September 30, 2003.

In accordance with APB No. 18, “The Equity Method of Accounting for Investment in Common Stock,” the Company has been recording its share of the earnings and losses in the Cable Channels based on the most recently available financial statements received from the Cable Channels. Due to a lag in the receipt of the financial statements from the Cable Channels, the Company has reported its interest in the Cable Channels on a one-quarter lag. Beginning April 1, 2003, due to the agreement to sell the remaining cable channels for less than the book value of the investment, which closed on July 18, 2003, the Company no longer recorded its 20 percent equity interest in the operating results of the cable channels in its results of operations.

Summarized financial information for the Cable Channels as of March 31, 2003, and for the quarter ended March 31, 2003 (including Bravo through December 5, 2002), were as follows (in thousands, unaudited):

As of March 31, 2003:
Current assets	$262,854
Non-current assets	$382,127
Current liabilities	$118,236
Non-current liabilities	$168,981
For the quarter ended March 31, 2003:
Revenues, net	$128,561
Operating income	$36,414
Net income	$33,751

In the quarter ended March 31, 2003, the Company’s share of the Cable Channels’ net operating results was a profit of $4,781,000. In the quarter and nine months ended September 30, 2002, the Company’s share of the Cable Channel’s net operating results was a profit of $8,824,000 and $12,370,000, respectively, which in the nine-month period included goodwill amortization of $9,528,000 (see Note 1).

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Cable Channels.    The Company holds minority equity interests in various television channels located in certain international territories for which the Company records its share of the channels’ net operating results, which aggregated a net profit of $613,000 in the quarter ended September 30, 2003 and a net loss of $299,000 in the nine months ended September 30, 2003, and a loss of $731,000 and $2,828,000 in the quarter and nine months ended September 30, 2002, respectively. The Company is accounting for these investments in accordance with APB Opinion No. 18.

Joint Ventures.    On August 13, 2001, the Company, through its wholly-owned subsidiary, MGM On Demand Inc., acquired a 20 percent interest in a joint venture established to create an on-demand movie service to offer a broad selection of theatrically-released motion pictures via digital delivery for broadband internet users in the United States. Other partners in the joint venture include Sony Pictures Entertainment, Universal Studios, Warner Bros. and Paramount Pictures. The Company has funded $14,609,000 for its equity interest and its share of operating expenses of the joint venture as of September 30, 2003. The Company financed its investment through utilization of cash and borrowings under its credit facilities. The Company is committed to fund its share of the operating expenses of the joint venture, as required. The Company is accounting for its interest in the joint venture under the equity method. In the quarter and nine months ended September 30, 2003, the Company recognized a net loss of $1,560,000 and $4,640,000, respectively, for its share of the operating results of the joint venture, and in the quarter and nine months ended September 30, 2002 recognized a net loss of $884,000 and $1,866,000, respectively.

In February 2002, the Company, through its wholly-owned subsidiary, MGM Domestic Television Distribution Inc., and NBC Enterprises, Inc. (each a “Member” and, collectively, “the Members”) formed a new media sales company, MGM-NBC Media Sales, LLC (“MGM-NBC Media Sales”), to act as an agent to sell advertising time received by the Members as barter ad spots received as full or partial consideration from the sale of feature film and television programming product in the syndication market. The joint venture recognizes income from distribution fees of ten percent earned on sales of each Member’s barter advertising, and incurs overhead costs to operate the joint venture, which are shared between the Members. Each Member is entitled to its share of the net profits or losses of MGM-NBC Media Sales based on a contractual formula as specified in the agreement. In the quarter and nine months ended September 30, 2003, the Company recognized a profit of $263,000 and $753,000, and in the quarter and nine months ended September 30, 2002 recognized a loss of $69,000 and $331,000, respectively, for its share of the operating results of the joint venture.

On March 27, 2002, the Company, through its wholly-owned subsidiary, MGM Digital Development Inc. (“MGM Digital”), acquired a one-seventh interest in NDC, LLC (“NDC”), a partnership created with the six other major studios to (i) develop and/or ratify standards for digital motion picture equipment and for digital cinema technology to be used in the delivery of high quality in-theatre digital cinema, and (ii) update and deploy a limited amount of new digital motion picture equipment in theatres. MGM Digital contributed $979,000 for its initial interest in NDC. The agreement has an initial term expiring on March 27, 2004. During the nine months ended September 30, 2002, the Company expensed its aggregate investment of $1,020,000 in the joint venture.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Bank and Other Debt

Bank and other debt is summarized as follows (in thousands):

	September 30, 2003	December 31, 2002
	(unaudited)
Revolving Facility	$—	$—
Term Loans	1,150,000	1,150,000
Capitalized lease obligations and other borrowings	1,428	6,725

	$1,151,428	$1,156,725

On June 11, 2002, the Company, through its MGM Studios and Orion subsidiaries, entered into a third amended and restated credit facility with a syndicate of banks, which amended a pre-existing credit facility, aggregating $1.75 billion (the “Amended Credit Facility”) consisting of a five-year $600,000,000 revolving credit facility (the “Revolving Facility”), a five-year $300,000,000 term loan (“Tranche A Loan”) and a six-year $850,000,000 term loan (“Tranche B Loan”) (collectively, the “Term Loans”). On October 27, 2003, the Company repaid the entire outstanding amount of the Term Loans. The $1.15 billion repayment of the Term Loans was financed from cash on hand and borrowings under the Revolving Facility. The Revolving Facility bears interest at 2.75 percent over the Adjusted LIBOR rate, as defined (3.87 percent at September 30, 2003). As of September 30, 2003, the Tranche A Loan bears interest at 2.75 percent over the Adjusted LIBOR rate, as defined (3.91 percent) and the Tranche B Loan bears interest at 3.00 percent over the Adjusted LIBOR rate, as defined (4.16 percent). The Revolving Facility matures on June 30, 2007.

The Company’s borrowings under the Amended Credit Facility are secured by substantially all the assets of the Company, with the exception of the copyrights in the James Bond series of motion pictures. The Amended Credit Facility contains various covenants including limitations on dividends, capital expenditures and indebtedness, and the maintenance of certain financial ratios. The Amended Credit Facility limits the amount of the investment in MGM which may be made by MGM Studios and Orion in the form of loans or advances, or purchases of capital stock of MGM, up to a maximum aggregate amount of $500,000,000 (as of June 30, 2003 such amount was $300,000,000). Such covenant does not preclude MGM from using its own resources to purchase its capital stock. As of September 30, 2003, $84,995,000 was loaned to MGM by MGM Studios to fund the purchase of treasury stock by MGM (see Note 7). Restricted net assets of MGM Studios and Orion at September 30, 2003 are approximately $1.9 billion. As of September 30, 2003, the Company was in compliance with all applicable covenants.

Capitalized lease obligations and other borrowings relate principally to contractual liabilities for the purchase of computers and other equipment.

Note 6—Financial Instruments

The Company is subject to market risks resulting from fluctuations in foreign currency exchange rates because approximately 25 percent of the Company’s revenues are denominated, and the Company incurs certain operating and production costs, in foreign currencies. In certain instances, the Company enters into foreign currency exchange forward contracts in order to reduce exposure to changes in foreign currency exchange rates that affect the value of the Company’s firm commitments and certain anticipated foreign currency cash flows. The Company currently intends to continue to enter into such contracts to hedge against future material foreign currency exchange rate risks. As of September 30, 2003, the Company has outstanding foreign currency forward contracts aggregating Canadian $10,350,000 and British pounds 8,100,000. As of September 30, 2003, the Company would be entitled to receive approximately $1,173,000 if all such foreign currency forward contracts were terminated, and this amount has been included in other assets and accumulated other comprehensive loss.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Stockholders’ Equity

Earnings Per Share.    The Company computes earnings per share in accordance with SFAS No. 128, “Earnings Per Share” (“EPS”). The weighted average number of shares used in computing basic earnings or loss per share was 244,526,208 and 245,919,877 in the quarter and nine months ended September 30, 2003, respectively, and 250,708,242 and 248,099,306 in the quarter and nine months ended September 30, 2002, respectively. The weighted average number of shares used in computing diluted earnings per share was 250,714,711 in the quarter ended September 30, 2002. Dilutive securities of 137,391 and 55,657 in the quarter and nine months ending September 30, 2003, respectively, and securities of 1,300,819 in the nine months ended September 30, 2002, respectively, are not included in the calculation of diluted EPS because they are antidilutive. Additionally, potentially dilutive securities of 30,155,470 in each of the quarter and nine months ended September 30, 2003, respectively, and 30,748,728 and 16,744,967 in the quarter and nine months ended September 30, 2002, respectively, have not been included in the calculation of diluted EPS because their exercise prices are greater than the average market price of the Company’s common stock during the periods.

Treasury Stock.    On July 26, 2002, the Company announced a share repurchase program authorizing the Company to purchase up to 10,000,000 shares of its common stock. The Company intends to fund the repurchase program from available cash on hand. As of September 30, 2003, the Company had repurchased 7,488,000 shares of common stock at an aggregate cost of $82,494,000. During the quarter and nine months ended September 30, 2003, the Company issued 92,951 and 303,837 shares of common stock, respectively, from treasury valued at $1,225,000 and $3,558,000, respectively, for directors, officers and employees.

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

The Company applies APB Opinion No. 25, “Accounting For Stock Issued to Employees,” and related interpretations in accounting for its plan. Had compensation cost for the plan been determined consistent with SFAS No. 148, the Company’s net loss would have been the following pro forma amounts (in thousands, except per share data, unaudited):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss):
As reported	$(32,613)	$11,695	$(222,014)	$(200,906)
Less: total stock-based employee compensation expense determined under fair value based method for all awards	(11,824)	(12,168)	(31,650)	(34,899)

Pro forma	$(44,437)	$(473)	$(253,664)	$(235,805)

Basic and diluted earnings (loss) per share:
As reported	$(0.13)	$0.05	$(0.90)	$(0.81)
Pro forma	$(0.18)	$—	$(1.03)	$(0.95)

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option grant was estimated using the Black-Scholes model based on the following assumptions: the weighted average fair value of stock options granted in the quarter and nine months ended September 30, 2003 was $6.69 and $5.08, respectively, and was $7.31 in the quarter and nine months ended September 30, 2002. The dividend yield was 0 percent in each period, and expected volatility was 51.5 percent and 52.5 percent in the quarter and nine months ended September 30, 2003, respectively, and was 51.0 percent for the quarter and nine months ended September 30, 2002. Also, the calculation uses a weighted average expected life of 5.0 years in each period, and a weighted average assumed risk-free interest rate of 3.1 percent and 2.7 percent for the quarter and nine months ended September 30, 2003, respectively, and 4.4 percent for the quarter and nine months ended September 30, 2002.

Note 8—Segment Information

The Company applies the disclosure provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company’s business units have been aggregated into four reportable operating segments: feature films, television programming, cable channels and other. The factors for determining the reportable segments were based on the distinct nature of their operations. They are managed as separate business units because each requires and is responsible for executing a unique business strategy. Income or losses of industry segments and geographic areas, other than those accounted for under the equity method, exclude interest income, interest expense, goodwill amortization, income taxes and other unallocated corporate expenses. Identifiable assets are those assets used in the operations of the segments. Other corporate assets consist of cash and certain corporate receivables. The Company sold its equity interest in the Bravo cable channel on December 5, 2002 and sold its equity interest in the remaining Cable Channels on July 18, 2003 (see Note 4).

Summarized financial information concerning the Company’s reportable segments is shown in the following tables (in thousands, unaudited):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Feature films	$385,536	$305,716	$1,169,092	$883,727
Television programming	62,445	67,331	144,122	122,507
Cable channels	10,741	33,100	49,488	96,829
Other	7,985	6,843	23,988	25,707

Subtotal	466,707	412,990	1,386,690	1,128,770
Less: unconsolidated companies	(9,656)	(31,834)	(46,746)	(95,563)

Consolidated revenues	$457,051	$381,156	$1,339,944	$1,033,207

Segment income (loss):
Feature films	$9,011	$29,168	$8,853	$(89,225)
Television programming	16,357	16,410	17,018	8,079
Cable channels	(613)	7,092	940	6,005
Other	1,803	3,923	12,430	13,646

Subtotal	26,558	56,593	39,241	(61,495)
Less: unconsolidated companies	684	(7,140)	(595)	(6,325)

Consolidated segment income (loss)	$27,242	$49,453	$38,646	$(67,820)

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the details of other operating segment income:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Licensing and merchandising	$2,502	$2,705	$4,897	$4,498
Interactive media	847	443	3,221	3,241
Music	819	605	4,408	4,291
Other	(2,365)	170	(96)	1,616

	$1,803	$3,923	$12,430	$13,646

The following is a reconciliation of reportable segment income (loss) to income (loss) from operations before provision for income taxes:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Segment income (loss)	$27,242	$49,453	$38,646	$(67,820)
General and administrative expenses	(37,149)	(20,793)	(95,843)	(59,694)
Depreciation	(3,476)	(4,928)	(13,728)	(14,405)

Operating income (loss)	(13,383)	23,732	(70,925)	(141,919)
Write-down of investment in cable channels	—	—	(93,059)	—
Equity in net earnings (losses) of affiliates	(684)	7,140	595	6,325
Interest expense, net of amounts capitalized	(14,744)	(18,107)	(51,556)	(60,732)
Interest and other income	5,010	2,339	11,387	3,964
Due diligence expenses	(5,099)	—	(5,099)	—

Income (loss) from operations before provision for income taxes	$(28,900)	$15,104	$(208,657)	$(192,362)

The following is a reconciliation of the change in reportable segment assets:

	December 31, 2002	Increase (Decrease)	September 30, 2003
Feature films	$2,640,169	$(108,303)	$2,531,866
Television programs	384,980	25,339	410,319
Cable channels	620,644	(350,829)	269,815
Other	12,349	(10,615)	1,734

Total reportable segment assets	$3,658,142	$(444,408)	$3,213,734

The following is a reconciliation of reportable segment assets to consolidated total assets:

	September 30, 2003	December 31, 2002
Total assets for reportable segments	$3,213,734	$3,658,142
Other unallocated amounts (principally cash and short-term investments)	993,785	625,934

Consolidated total assets	$4,207,519	$4,284,076

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

The Company has provided an accrual for pending litigation as of September 30, 2003 in accordance with SFAS No. 5, “Accounting for Contingencies.” In the opinion of Company management, any liability under pending litigation is not expected to be material in relation to the Company’s financial condition or results of operations.

Note 10—Supplementary Cash Flow Information

The Company paid interest, net of capitalized interest, of $50,074,000 and $46,141,000 during the nine months ended September 30, 2003 and 2002, respectively. The Company paid income taxes of $11,078,000 and $11,106,000 during the nine months ended September 30, 2003 and 2002, respectively.

During the nine months ended September 30, 2003, property and equipment additions include a non-cash addition for tenant improvements of $17,082,000 paid by the landlord of our new corporate headquarters in Los Angeles, California. A corresponding liability has been established and will be amortized over the life of the lease as a reduction of rent expense.

During the nine months ended September 30, 2002, the Company contributed 1,406,753 shares of common stock with an aggregate fair market value of $27,616,000 to participants of the Senior Management Bonus Plan.

Note 11—Subsequent Event

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

Tender Offer for Common Stock by Tracinda and Kirk Kerkorian.    On October 9, 2003, Kirk Kerkorian and Tracinda, the principal stockholders of MGM, completed an unsolicited tender offer and purchased 15,000,000 shares of MGM common stock from existing stockholders at a net price of $16 per share. After the purchase of such shares and the donation by Tracinda of 4,900,000 shares of MGM common stock to a charitable foundation, Mr. Kerkorian and Tracinda owned approximately 71.1 percent of the outstanding shares of MGM. In the quarter and nine months ended September 30, 2003, the Company incurred approximately $1,000,000 of expenses related to the tender offer.

Repayment of Term Loans.    On October 27, 2003, all $1.15 billion outstanding under the Term Loans was repaid from cash on hand and $200,000,000 of borrowings under the Revolving Facility. In connection with the

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

repayment of the Term Loans, the Company will write-off deferred loan fees of $3,872,000 in the quarter ending December 31, 2003.

Exploring Alternatives to Share Wealth with Public Shareholders.    On September 24 2003, the Company announced that it was beginning an evaluation of possible alternatives to share some of its wealth with its public shareholders. The announcement stated that the evaluation would focus on the possibility of a Company tender offer for shares and/or an expansion of the Company’s share repurchase program, but (i) no decisions had been made as to the size or timing of any actions or the price or price ranges at which any tender offer or share repurchases might be made and (ii) there could not be any assurance that management would make a recommendation to the Board or that the Board would authorize any action as recommended or otherwise. On October 28 2003, the Company made a subsequent announcement that it hopes to make a recommendation at the next regularly scheduled meeting of the Board on November 12, 2003.

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

Recent Developments

Tender Offer for Common Stock by Tracinda Corporation and Kirk Kerkorian.    On October 9, 2003, Kirk Kerkorian and Tracinda Corporation, the principal stockholders of MGM, completed an unsolicited tender offer and purchased 15,000,000 shares of MGM common stock from existing stockholders at a net price of $16 per share. After the purchase of such shares and the donation by Tracinda of 4,900,000 shares of MGM common stock to a charitable foundation, Mr. Kerkorian and Tracinda owned approximately 71.1 percent of the outstanding shares of MGM.

Repayment of Term Loans.    On October 27, 2003, all $1.15 billion outstanding under our term loans was repaid from cash on hand and $200.0 million of borrowings under our revolving facility (see “Liquidity and Capital Resources. Bank Borrowings”). In connection with the repayment of the term loans, we will write-off deferred loan fees of $3.9 million in the quarter ending December 31, 2003.

Exploring Alternatives to Share Wealth with Public Shareholders.    On September 24 2003, we announced that we were beginning an evaluation of possible alternatives to share some of our wealth with our public shareholders. The announcement stated that the evaluation would focus on the possibility of a tender offer for shares and/or an expansion of our share repurchase program, but (i) no decisions had been made as to the size or timing of any actions or the price or price ranges at which any tender offer or share repurchases might be made and (ii) there could not be any assurance that management would make a recommendation to the Board or that the Board would authorize any action as recommended or otherwise. On October 28 2003, we made a subsequent announcement that we hope to make a recommendation at the next regularly scheduled meeting of the Board on November 12, 2003.

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

On July 18, 2003, we sold our 20 percent equity interest in the Rainbow Media cable channels American Movie Classics, The Independent Film Channel and WE: Women’s Entertainment to Cablevision Systems Corporation for $500.0 million. We received $250.0 million cash and a $250.0 million promissory note that matures five months from the closing date. The promissory note requires monthly payments of $2.5 million and bears interest at LIBOR, as defined, plus 4 percent. At maturity, Cablevision has the option to pay the remaining balance of the note in cash or in Cablevision Class A common stock. As our investment in these cable channels exceeds the net selling price, we reported a write-down of approximately $93.1 million of our investment in the cable channels during the nine months ended September 30, 2003.

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

Collective Bargaining Agreements.    The motion picture and television programs produced by MGM Studios, and the other major studios in the United States, generally employ actors, writers and directors who are members of the Screen Actors Guild, Writers Guild of America and Directors Guild of America, pursuant to industry-wide collective bargaining agreements. The collective bargaining agreement with the Writers Guild of America expires on May 1, 2004 and the collective bargaining agreement with the Screen Actors Guild expires on June 30, 2004. The Directors Guild of America collective bargaining agreement expires on June 30, 2005. Many productions also employ members of a number of other labor organizations including, without limitation, the International Alliance of Theatrical and Stage Employees and the International Brotherhood of Teamsters. The collective bargaining agreement with Teamsters Local 399, which represents significant numbers of persons within the motion picture and television industry, expires on July 31, 2004 and the collective bargaining agreement with the International Alliance of Theatrical and Stage Employees expires on July 31, 2006. A strike by one or more of the unions that provide personnel essential to the production of motion pictures or television programs could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time involved, could cause delay or interruption in our release of new motion pictures and television programs and thereby could adversely affect our cash flow and revenues. Our revenues from motion pictures and television programs in our library should not be affected and may partially offset the effects of a strike to the extent, if any, that television exhibitors buy more library product to compensate for interruption in their first-run programming.

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

Equity Investments.    We are accounting for our investment in the cable channels in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” In accordance with APB Opinion No. 18, management continually reviews its equity investments to determine if any impairment has occurred. If, in management’s judgment, an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings. Such determination is dependent on the specific facts and circumstances, including the financial condition of the investee, subscriber demand and growth, demand for advertising time and space, the intent and ability to retain the investment, and general economic conditions in the areas in which the investee operates. We reported a write-down of approximately $93.1 million on our investment in the cable channels during the nine months ended September 30, 2003 (see “Recent Developments—Sale of Equity Interests in Rainbow Media Cable Channels”).

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

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement of Financial Accounting Standards No. 146 nullifies Emerging Issues Task Force Issue No 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement is effective prospectively with regard to exit or disposal activities initiated after December 31, 2002. We implemented this statement on January 1, 2003. The impact of such adoption did not have a material effect on our financial statements.

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

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset in some circumstances. Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We implemented this statement on July 1, 2003. The impact of such adoption did not have a material effect on our financial statements

Results of Operations

The following table sets forth our reported operating results for the quarters and nine months ended September 30, 2003 and 2002:

	Quarter ended September 30,		Nine Months ended September 30,
	2003	2002	2003	2002
Revenues:
Feature films	$385,536	$305,716	$1,169,092	$883,727
Television programs	62,445	67,331	144,122	122,507
Other	9,070	8,109	26,730	26,973

Total revenues	457,051	381,156	1,339,944	1,033,207

Operating income (loss):
Feature films	9,011	29,168	8,853	(89,225)
Television programs	16,357	16,410	17,018	8,079
Other	1,874	3,875	12,775	13,326
General and administration expenses	(37,149)	(20,793)	(95,843)	(59,694)
Depreciation	(3,476)	(4,928)	(13,728)	(14,405)

Operating income (loss)	(13,383)	23,732	(70,925)	(141,919)
Write-down of investment in cable channels	—	—	(93,059)	—
Equity in net earnings (losses) of affiliates	(684)	7,140	595	6,325
Interest expense, net of amounts capitalized	(14,744)	(18,107)	(51,556)	(60,732)
Interest and other income	5,010	2,339	11,387	3,964
Due diligence expenses	(5,099)	—	(5,099)	—

Income (loss) before provision for income taxes	(28,900)	15,104	(208,657)	(192,362)
Income tax provision	(3,713)	(3,409)	(13,357)	(8,544)

Net income (loss)	$(32,613)	$11,695	$(222,014)	$(200,906)

Unconsolidated companies include our investment in the Rainbow Media cable channels through the date of disposition and our investments in joint ventures, as well as various interests in international cable channels, the majority of which are accounted for under the equity method. Consolidated and unconsolidated companies’ revenues, operating income (loss) and EBITDA (defined as operating income (loss) before depreciation and non-film amortization) are as follows:

	Quarter ended September 30,		Nine Months ended September 30,
	2003	2002	2003	2002
Revenues:
Consolidated companies	$457,051	$381,156	$1,339,944	$1,033,207
Unconsolidated companies	9,656	31,834	46,746	95,563

Total	$466,707	$412,990	$1,386,690	$1,128,770

Operating income (loss):
Consolidated companies	$(13,383)	$23,732	$(70,925)	$(141,919)
Unconsolidated companies	(283)	6,630	2,038	5,768

Total	$(13,666)	$30,362	$(68,887)	$(136,151)

EBITDA:
Consolidated companies	$(9,907)	$28,660	$(57,197)	$(127,514)
Unconsolidated companies	290	7,988	4,752	18,564

Total	$(9,617)	$36,648	$(52,445)	$(108,950)

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

The following table reconciles consolidated and unconsolidated EBITDA to net income (loss) for the quarters and nine months ended September 30, 2003 and 2002:

	Quarter ended September 30,		Nine Months ended September 30,
	2003	2002	2003	2002
Consolidated:
EBITDA	$(9,907)	$28,660	$(57,197)	$(127,514)
Depreciation	(3,476)	(4,928)	(13,728)	(14,405)

Operating income (loss)	(13,383)	23,732	(70,925)	(141,919)
Write-down of investment in cable channels	—	—	(93,059)	—
Equity in net earnings (losses) of affiliates	(684)	7,140	595	6,325
Interest expense, net of amounts capitalized	(14,744)	(18,107)	(51,556)	(60,732)
Interest and other income	5,010	2,339	11,387	3,964
Due diligence expenses	(5,099)	—	(5,099)	—

Income (loss) before provision for income taxes	(28,900)	15,104	(208,657)	(192,362)
Income tax provision	(3,713)	(3,409)	(13,357)	(8,544)

Net income (loss)	$(32,613)	$11,695	$(222,014)	$(200,906)

Unconsolidated:
EBITDA	$290	$7,988	$4,752	$18,564
Depreciation and non-film amortization	(573)	(1,358)	(2,714)	(12,796)

Operating income (loss)	(283)	6,630	2,038	5,768
Interest and other income (expense), net	(11)	903	(220)	1,920

Income (loss) before provision for income taxes	(294)	7,533	1,818	7,688
Income tax provision	(390)	(393)	(1,223)	(1,363)

Net income (loss)	$(684)	$7,140	$595	$6,325

See further details of operating changes under segments discussion below.

Feature Films

Consolidated feature films revenues and operating income (loss) are as follows:

	Quarter ended September 30,		Nine Months ended September 30,
	2003	2002	2003	2002
Revenues	$385,536	$305,716	$1,169,092	$883,727
Operating income (loss)	$9,011	$29,168	$8,853	$(89,225)

Quarter Ended September 30, 2003 Compared to Quarter Ended September 30, 2002

Revenues.    Feature film revenues increased by $79.8 million, or 26 percent, to $385.5 million in the quarter ended September 30, 2003 (the “2003 Quarter”) as compared to the quarter ended September 30, 2002 (the “2002 Quarter”).

Worldwide theatrical revenues increased by $36.5 million, or 77 percent, to $83.9 million in the 2003 Quarter. In the 2003 Quarter, we released Legally Blonde 2: Red, White and Blonde, Uptown Girls and Jeepers Creepers 2, which in the aggregate earned higher rentals than our theatrical releases in the 2002 Quarter, which included Barbershop and Crocodile Hunter, as well as the release of Igby Goes Down on a limited basis. Overall, in the 2003 Quarter, we released three new feature films domestically and four films internationally, as compared to the release of four new feature films domestically (two of which were released in a limited number of theaters) and one new film internationally in the 2002 Quarter.

Worldwide home video revenues increased by $75.1 million, or 54 percent, to $214.7 million in the 2003 Quarter. In the 2003 Quarter, we released Agent Cody Banks, Bulletproof Monk and Bowling For Columbine in the home video marketplace, as well as benefiting from continuing sales of Die Another Day in worldwide markets and growth in library DVD sales. In the 2002 Quarter, our home video releases included Hart’s War and Deuce’s Wild. In the 2003 Quarter, worldwide DVD sales increased to $180.4 million, or 78 percent, from $101.6 million in the 2002 Quarter.

Worldwide pay television revenues from feature films increased by $0.6 million, or two percent, to $43.1 million in the 2003 Quarter. In 2003, we delivered five new films to domestic pay television, including Barbershop, Crocodile Hunter and Igby Goes Down, as compared to the delivery of four films in the 2002 Quarter, which included Jeepers Creepers, What’s The Worst That Could Happen and Original Sin. Network television revenues decreased by $23.9 million, or 98 percent, to $0.4 million in the 2003 Quarter. There were no new films licensed to network television in the 2003 Quarter as compared to the delivery of The World Is Not Enough to network television in the 2002 Quarter. Worldwide syndicated television revenues from feature films decreased by $11.8 million, or 23 percent, to $39.0 million in the 2003 Quarter, principally due to the timing of sales in international markets. In the 2002 Quarter, we realized significant license fees in international markets from the licensing of The World Is Not Enough and The Thomas Crown Affair. Due to the timing of our release schedule, there were no comparable film licenses in the 2003 Quarter.

Other revenues increased by $3.2 million, or 261 percent, to $4.5 million in the 2003 Quarter, principally due to the timing of miscellaneous rebates, audit recoveries and entitlement royalties.

Operating Results.    Operating income from feature films decreased by $20.2 million, or 69 percent, to $9.0 million in the 2003 Quarter as compared to the 2002 Quarter. In the 2003 Quarter, we benefited from the successful theatrical performances of Legally Blonde 2: Red, White and Blonde, Uptown Girls and Jeepers Creepers 2, as well as the home video releases of Agent Cody Banks, Bulletproof Monk and Bowling For Columbine. However, theatrical distribution costs were $65.6 million higher in the 2003 Quarter than in the 2002 Quarter. We incurred substantially higher theatrical distribution costs in the 2003 Quarter associated with our expanded theatrical release slate (see above) as well as pre-release advertising costs incurred for Out Of Time and Good Boy, which were released in the fourth quarter. The operating results in the 2002 Quarter principally reflected the successful theatrical release of Barbershop, as well as the network and international television licensing of The World Is Not Enough.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Revenues.    Feature film revenues increased by $285.4 million, or 32 percent, to $1,169.1 million in the nine months ended September 30, 2003 (the “2003 Period”) as compared to the nine months ended September 30, 2002 (the “2002 Period”).

Worldwide theatrical revenues increased by $79.1 million, or 81 percent, to $177.2 million in the 2003 Period. In the 2003 Period, we benefited from the theatrical release of Legally Blonde 2: Red, White and Blonde, Agent Cody Banks, Jeepers Creepers 2 and Uptown Girls, as well as the continued successful worldwide theatrical release of Die Another Day. Additionally, in 2003 we released Bulletproof Monk, It Runs In The Family, A Guy Thing and Dark Blue, as well as the release on a limited basis of three other films. In the 2002 Period, our releases included Barbershop, Windtalkers, Crocodile Hunter, Rollerball, Hart’s War and Deuce’s Wild, as well as seven other titles released on a limited basis. Overall, in the 2003 Period, we released 11 new feature films domestically and seven films internationally, as compared to the release of 13 new feature films domestically and three films internationally in the 2002 Period.

Worldwide home video revenues increased by $237.7 million, or 47 percent, to $739.2 million in the 2003 Period. In the 2003 Period, our home video releases, including Die Another Day, Barbershop, Agent Cody Banks, Bulletproof Monk, Bowling For Columbine, A Guy Thing, Dark Blue, Igby Goes Down, Evelyn and Killing Me Softly, generated substantially more revenue than in the 2002 Period, which included the home video releases Bandits, Rollerball, Jeepers Creepers, Hart’s War, What’s The Worst That Could Happen, Original Sin, Ghost World and Deuce’s Wild. Additionally, in the 2003 Period, worldwide DVD sales increased to $632.0 million, or 80 percent, from $350.7 million in the 2002 Period.

Worldwide pay television revenues from feature films decreased by $3.9 million, or three percent, to $110.6 million in the 2003 Period. In 2003, we delivered 12 new films to domestic pay television, including Barbershop, Windtalkers, Crocodile Hunter, Hart’s War, Igby Goes Down and Deuce’s Wild, as compared to the delivery of seven new films in 2002, which included Hannibal, Legally Blonde, Heartbreakers, Jeepers Creepers, What’s The Worst That Could Happen and Original Sin, that collectively generated substantially higher license fees than the 2003 films. However, sales in international pay television markets increased in the 2003 Period due to the licensing of Legally Blonde internationally and increased sales of library product. Network television revenues decreased by $27.0 million, or 82 percent, to $5.8 million in the 2003 Period, principally due to the delivery of Return To Me in 2003, which carried a lower license fee than The World Is Not Enough and The Thomas Crown Affair which were delivered in 2002. Worldwide syndicated television revenues from feature films increased by $0.1 million, or nil percent, to $128.1 million in the 2003 Period.

Other revenues decreased by $0.6 million, or six percent, to $8.3 million in the 2003 Period, principally due to the timing of miscellaneous rebates, audit recoveries and entitlement royalties.

Operating Results.    Operating income from feature films improved by $98.1 million, or 110 percent, to $8.9 million in the 2003 Period as compared to a loss of $89.2 million in the 2002 Period. This improvement generally reflected the significant increase in theatrical and home video revenues discussed above. In the 2003 Period, we benefited from the successful theatrical performances of Die Another Day, Legally Blonde 2: Red, White and Blonde, Agent Cody Banks, Jeepers Creepers 2 and Uptown Girls, and the home video releases of Die Another Day, Barbershop and Agent Cody Banks, among others. In the 2002 Period, we benefited from the successful theatrical release of Barbershop as well as the network and international television licensing of The World Is Not Enough. However, operating results in the 2002 Period principally reflected the disappointing theatrical performances of certain of our releases, including Windtalkers, Rollerball and Hart’s War. In the 2003 Period, we incurred feature film write-downs of only $6.5 million as compared to write-downs of $68.6 million in the 2002 Period. Our home video margin improved in the 2003 Period due to increased sales, product mix and lower manufacturing costs. Also, in the 2002 Period we incurred higher bad debt expenses associated with customer bankruptcies or liquidity issues, resulting in additional charges of $11.0 million as compared to the 2003 Period. The improved results in the 2003 Period were partially offset by increased theatrical distribution costs, which were $83.7 million higher than in the 2002 Period, associated with our theatrical release slate (see above) as well as pre-release advertising costs incurred for Out Of Time and Good Boy, which were released in the fourth quarter. Additionally, in the 2003 Period we incurred a charge associated with the settlement of negotiations with a third party distributor regarding the distribution of our product in the international home video markets (see “Recent Developments—Notice of Termination of Third Party International Home Video Subdistribution Services Agreement”).

Television Programming

Consolidated television programming revenues and operating income are as follows:

	Quarter ended September 30,		Nine Months ended September 30,
	2003	2002	2003	2002
Revenues	$62,445	$67,331	$144,122	$122,507
Operating income	$16,357	$16,410	$17,018	$8,079

Quarter Ended September 30, 2003 Compared to Quarter Ended September 30, 2002

Revenues.    Television programming revenues decreased by $4.9 million, or seven percent, to $62.4 million in the 2003 Quarter as compared to the 2002 Quarter.

Network television revenues increased by $1.5 million, or 116 percent, to $2.9 million in the 2003 Quarter due to the delivery of the new series Fame. There were no new series on network television in the 2002 Quarter. Worldwide pay television revenues increased by $8.0 million, or 330 percent, to $10.4 million in the 2003 Quarter, principally due to the delivery of the new series Dead Like Me as well as the second year of Jeremiah on domestic pay television. Worldwide syndicated television programming revenues decreased by $22.6 million, or 40 percent, to $33.6 million in the 2003 Quarter. In the 2003 Quarter, we delivered only one season of Stargate SG-1 to basic cable as compared to the delivery in the 2002 Quarter of four seasons of Stargate SG-1 to domestic basic cable. Worldwide home video revenues with respect to television programming increased by $8.1 million, or 109 percent, to $15.5 million in the 2003 Quarter, primarily due to worldwide sales of Stargate SG-1.

Operating Results.    Operating income from television programming was $16.4 million in each of the 2003 Quarter and the 2002 Quarter. The reduction in revenues in the 2003 Quarter was offset by lower write-downs associated with new series.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Revenues.    Television programming revenues increased by $21.6 million, or 18 percent, to $144.1 million in the 2003 Period as compared to the 2002 Period.

Network television revenues increased by $7.5 million, or 560 percent, to $8.8 million in the 2003 Period due to the delivery of the new series Fame. There were no new series on network television in the 2002 Period. Worldwide pay television revenues increased by $11.6 million, or 68 percent, to $28.5 million in the 2003 Period, principally due to the delivery of the new series Dead Like Me and the second year of Jeremiah on domestic pay television, as well as the delivery in international markets of two made-for-television movies. Worldwide syndicated television programming revenues decreased by $12.1 million, or 14 percent, to $74.5 million in the 2003 Period. In the 2003 Period, we delivered only one season of Stargate SG-1 to basic cable as compared to the delivery in the 2002 Period of four seasons of Stargate SG-1 to domestic basic cable. Partially offsetting this decrease in the 2003 Period was the syndication of the new series She Spies. Worldwide home video revenues with respect to television programming increased by $15.3 million, or 93 percent, to $31.8 million in the 2003 Period, primarily due to worldwide sales of Stargate SG-1.

Other revenues decreased by $0.6 million, or 52 percent, to $0.6 million in the 2003 Period due to lower third party royalties collected in the period.

Operating Results.    Operating income from television programming increased by $8.9 million, or 111 percent, to $17.0 million in the 2003 Period, principally due to the increase in revenues and lower write-downs associated with new series.

Other Businesses

Consolidated revenues and operating income from other businesses, including consumer products, interactive media and branded programming services, music soundtrack and royalty income, are as follows:

	Quarter ended September 30,		Nine Months ended September 30,
	2003	2002	2003	2002
Revenues	$9,070	$8,109	$26,730	$26,973
Operating income	$1,874	$3,875	$12,775	$13,326

Quarter Ended September 30, 2003 Compared to Quarter Ended September 30, 2002

Revenues.    Revenues from other businesses increased by $1.0 million, or 12 percent, to $9.1 million in the 2003 Quarter as compared to the 2002 Quarter. Operating results in the 2003 Quarter included consumer products revenue of $4.0 million and music soundtrack and royalty revenue of $1.1 million, as compared to consumer products revenue of $4.0 million and music soundtrack and royalty revenue of $1.1 million in the 2002 Quarter. Interactive media revenues were $2.6 million in the 2003 Quarter, as compared to $1.1 million in the 2002 Quarter. The increase in interactive media revenues reflected license fees associated with our new licensing agreement with a third party. Branded programming services revenues aggregated $1.1 million in the 2003 Quarter as compared to $1.3 million in the 2002 Quarter. Revenues from other businesses in the 2003 Quarter also included the receipt of $0.3 million in third-party audit recoveries and other miscellaneous income as compared to $0.6 million in the 2002 Quarter.

Operating Results.    Operating income from other businesses decreased by $2.0 million, or 52 percent, to $1.9 million in the 2003 Quarter. Expenses for other businesses include interactive product costs of $1.7 million in 2003, as compared to $0.6 million in the 2002 Quarter, reflecting the increase in revenues mentioned above. Consumer product costs were $0.6 million in the 2003 Quarter and $0.7 million in the 2002 Quarter. Overhead costs related to other businesses aggregated $2.1 million in the 2003 Quarter and $1.4 million in the 2002 Quarter. Other expenses, including distribution costs associated with music and branded programming services, aggregated $2.3 million in the 2003 Quarter and $1.5 million in the 2002 Quarter. Additionally, in the 2003 Quarter we incurred foreign exchange transaction losses of $0.5 million. There were no such losses in the 2002 Quarter.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Revenues.    Revenues from other businesses decreased by $0.2 million, or one percent, to $26.7 million in the 2003 Period as compared to the 2002 Period. Operating results in the 2003 Period included consumer products revenue of $9.4 million and music soundtrack and royalty revenue of $5.4 million, as compared to consumer products revenue of $9.5 million and music soundtrack and royalty revenue of $5.5 million in the 2002 Period. Interactive media revenues were $8.6 million in the 2003 Period, which included royalties from the interactive game release of 007-Nightfire, as compared to interactive revenues of $8.3 million in the 2002 Period, which included royalties from the interactive game release of 007-Agent Under Fire. Branded programming services revenues aggregated $2.7 million in the 2003 Period as compared to $1.3 million in the 2002 Period. Revenues from other businesses in the 2003 Period also included the receipt of $0.6 million in third-party audit recoveries and other miscellaneous income as compared to $2.3 million in the 2002 Period.

Operating Results.    Operating income from other businesses decreased by $0.6 million, or four percent, to $12.8 million in the 2003 Period. Expenses for other businesses include interactive product costs of $5.2 million in the 2003 Period as compared to $4.9 million in the 2002 Period. Consumer product costs were $2.0 million in the 2003 Period and $2.4 million in the 2002 Period. Overhead costs related to other businesses aggregated $5.5 million in the 2003 Period and $4.1 million in the 2002 Period. Other expenses, including distribution costs associated with music and branded programming services, aggregated $4.2 million in the 2003 Period and $2.9 million in the 2002 Period. We recognized foreign currency transaction gains of $2.9 million in the 2003 Period and $0.6 million in the 2002 Period.

Corporate and Other

Quarter Ended September 30, 2003 Compared to Quarter Ended September 30, 2002

General and Administrative Expenses.    In the 2003 Quarter, general and administrative expenses increased by $16.4 million, or 79 percent, to $37.1 million, as compared to the 2002 Quarter. In the 2003 Quarter, incentive plan costs were $10.9 million higher than in the 2002 Quarter, when we realized a benefit principally from the change in the price of our common stock, associated with certain of our current employees and certain of our former senior executives. Additionally, in the 2003 Quarter facilities charges increased by $4.0 million, reflecting increased office space and higher insurance costs. Other increases included travel related costs and outside services.

Depreciation.    Depreciation expense in the 2003 Quarter decreased by $1.5 million, or 29 percent, to $3.5 million, as compared to the 2002 Quarter, due to fixed asset retirements in the period related to our move to our new corporate headquarters.

Equity in Net Earnings (Losses) of Affiliates.    In the 2003 Quarter, operating loss from unconsolidated companies was $0.3 million and net loss was $0.7 million. We sold our equity interest in the Rainbow Media cable channels to Cablevision on July 18, 2003 (the Bravo cable channel was sold on December 5, 2002).

In the 2002 Quarter, operating income from unconsolidated companies was $6.6 million and net income was $7.1 million (including $8.2 million in operating income and $8.8 million in net income from our interest in the Rainbow Media cable channels).

Interest Expense, Net of Amounts Capitalized.    Net interest expense in the 2003 Quarter decreased by $3.4 million, or 19 percent, to $14.7 million, as compared to the 2002 Quarter, primarily due to lower borrowing rates.

Interest and Other Income, Net.    Interest and other income in the 2003 Quarter increased by $2.7 million, or 114 percent, to $5.0 million, as compared to the 2002 Quarter due to increased interest income earned on our short-term investments. We had significantly higher average invested cash balances in the 2003 Quarter than in the 2002 Quarter, principally due to the refinancing of our credit facilities in June 2002 and the net proceeds received to date from the sale of the Rainbow Media cable channels of approximately $504.8 million, as well as the receipt of an additional $40 million in dividends in 2002 and 2003 from the Rainbow Media cable channels.

In the 2003 Quarter, we incurred approximately $1.0 million in expenses for the completion of a tender offer for our common stock by Mr. Kerkorian and Tracinda Corporation, our principal stockholders (see “Recent Developments”).

Due Diligence Expenses.    In the 2003 Quarter, we incurred certain due diligence expenses associated with the investigation of the target of a potential acquisition that was not completed. These costs aggregated approximately $5.1 million in the quarter.

Income Tax Provision.    The provision for income taxes in the 2003 Quarter increased by $0.3 million, or nine percent, to $3.7 million, as compared to the 2002 Quarter, principally due to foreign remittance taxes attributable to increased international distribution revenues.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

General and Administrative Expenses.    In the 2003 Period, general and administrative expenses increased by $36.1 million, or 61 percent, to $95.8 million, as compared to the 2002 Period. In the 2003 Period, incentive plan costs were $29.8 million higher than in the 2002 Period, when we realized a benefit principally from the change in the price of our common stock, associated with certain of our current employees and certain of our former senior executives. Additionally, in the 2003 Period facilities charges increased by $5.7 million, reflecting increased office space and higher insurance costs. We also incurred relocation costs of approximately $1.5 million in the 2003 Period to move to our new corporate headquarters.

Depreciation.    Depreciation expense in the 2003 Period decreased by $0.7 million, or five percent, to $13.7 million, as compared to the 2002 Period, due to fixed asset retirements in the period related to our move to our new corporate headquarters, partially offset by new fixed asset purchases placed in service during the period.

Write-Down of Investment in Cable Channels.    On July 18, 2003, we sold our 20 percent equity interest in the American Movie Classics, The Independent Film Channel and WE: Women’s Entertainment cable channels to Cablevision Systems Corporation for $500.0 million. As our investment in these cable channels exceeded the net selling price, we recorded a write-down of our investment in the cable channels of $93.1 million during the 2003 Period.

Equity in Net Earnings (Losses) of Affiliates.    In the 2003 Period, operating income from unconsolidated companies was $2.0 million and net income was $0.6 million (which included operating income of $5.0 million and net income of $4.8 million from our interest in the Rainbow Media cable channels for the quarter ended March 31, 2003). Beginning April 1, 2003, we are no longer recording our 20 percent share of the operating results of the Rainbow Media cable channels as the book value was written down to the net sales proceeds. We sold the cable channels to Cablevision on July 18, 2003 (the Bravo cable channel was sold on December 5, 2002).

In the 2002 Period, operating income from unconsolidated companies was $5.8 million and net income was $6.3 million (which included operating income of $10.5 million and net income of $12.4 million, which included amortization of goodwill for one quarter of $9.5 million, from our interest in the Rainbow Media cable channels).

Interest Expense, Net of Amounts Capitalized.    Net interest expense in the 2003 Period decreased by $9.2 million, or 15 percent, to $51.6 million, as compared to the 2002 Period, primarily due to the refinancing of our credit arrangements in June 2002 as well as reduced borrowing rates.

Interest and Other Income, Net.    Interest and other income in the 2003 Period increased by $7.4 million, or 187 percent, to $11.4 million, as compared to the 2002 Period due to increased interest income earned on our short-term investments. We had significantly higher average invested cash balances in the 2003 Period than in the 2002 Period, principally due to the refinancing of our credit facilities in June 2002 and the net proceeds received to date from the sale of the Rainbow Media cable channels of approximately $504.8 million, as well as the receipt of an additional $40 million in dividends in 2002 and 2003 from the Rainbow Media cable channels.

In the 2003 Period, we incurred approximately $1.0 million in expenses for the completion of a tender offer for our common stock by Mr. Kerkorian and Tracinda Corporation, our principal stockholders (see “Recent Developments”).

Due Diligence Expenses.    In the 2003 Period, we incurred due diligence expenses associated with the investigation of the target of a potential acquisition that was not completed. These costs aggregated approximately $5.1 million in the period.

Income Tax Provision.    The provision for income taxes in the 2003 Period increased by $4.8 million, or 56 percent, to $13.4 million, as compared to the 2002 Period, principally due to foreign remittance taxes attributable to increased international distribution revenues.

Liquidity and Capital Resources

General.    Our operations are capital intensive. In recent years we have funded our operations primarily from (a) the sale of equity securities, (b) bank borrowings and (c) internally generated funds. During the 2003 Period, the net cash provided by operating activities was $180.6 million, which included spending associated with film and television production and distribution costs of $644.7 million; net cash provided by investing activities was $250.9 million, which included the receipt of $254.8 million from the sale of the Rainbow Media cable channels, an additional $10.0 million in dividends received from the cable channels and $4.5 million collected from the maturity of short-term investments, partially offset by $14.4 million in property and equipment purchases and $3.9 million in affiliate advances; and net cash used by financing activities was

$50.6 million, including the acquisition of treasury shares of $49.8 million under our share repurchase program and net repayments of bank borrowings of $0.8 million.

Exploring Alternatives to Share Wealth with Public Shareholders.    On September 24 2003, we announced that we were beginning an evaluation of possible alternatives to share some of our wealth with our public shareholders. The announcement stated that the evaluation would focus on the possibility of a tender offer for shares and/or an expansion of our share repurchase program, but (i) no decisions had been made as to the size or timing of any actions or the price or price ranges at which any tender offer or share repurchases might be made and (ii) there could not be any assurance that management would make a recommendation to the Board or that the Board would authorize any action as recommended or otherwise. On October 28 2003, we made a subsequent announcement that we hope to make a recommendation at the next regularly scheduled meeting of the Board on November 12, 2003.

Sales of Equity Interests in Rainbow Media cable channels.    On December 5, 2002, we sold our 20 percent ownership interest in Bravo to an affiliate of the National Broadcasting Company for $250.0 million cash.

On July 18, 2003 we sold our 20 percent ownership interest in American Movie Classics, the Independent Film Channel and WE: Women’s Entertainment to Cablevision Systems Corporation for $500.0 million. We received $250.0 million cash and a $250.0 million promissory note that matures five months from the closing date. The promissory note requires monthly payments of $2.5 million and bears interest at LIBOR, as defined, plus 4 percent. At maturity, Cablevision has the option to pay the remaining balance of the note in cash or in Cablevision Class A common stock. As of October 28, 2003, $246.0 million of the note receivable, including unpaid interest, was outstanding.

Treasury Stock.    On July 26, 2002, we announced a share repurchase program authorizing the purchase of up to 10,000,000 shares of our common stock. We intend to fund the repurchase program from available cash on hand. As of September 30, 2003, we had repurchased 7,488,000 shares of common stock at an aggregate cost of $82.5 million.

Bank Borrowings.    On June 11, 2002, we successfully renegotiated our pre-existing credit facility with a syndicate of banks resulting in a $1.75 billion third amended and restated syndicated credit facility consisting of (a) a five-year $600.0 million revolving credit facility, (b) a five-year $300.0 million term loan and (c) a six-year $850.0 million term loan. On October 27, 2003, all $1.15 billion outstanding under our term loans was repaid from cash on hand and $200.0 million of borrowings under our revolving facility. As of October 28, 2003, $379.9 million, including commercial letters of credit, was available under our revolving facility. Additionally, as of October 28, 2003, we have $246.0 million outstanding, including unpaid interest, from Cablevision under the note receivable due in December 2003 from the sale of the cable channels.

Currently, the revolving facility bears interest at 2.75 percent over the Adjusted LIBOR rate, as defined therein (3.87 percent at October 28, 2003). The revolving facility matures on June 30, 2007.

Our credit facility contains various covenants, including limitations on indebtedness, dividends and capital expenditures, and maintenance of certain financial ratios. Our credit facility limits the amount of the investment in MGM which may be made by Metro-Goldwyn-Mayer Studios Inc. and Orion Pictures Corporation, both of which are wholly-owned subsidiaries, in the form of loans or advances, or purchases of capital stock of MGM, up to a maximum aggregate amount of $500.0 million (as of June 30, 2003 such amount was $300.0 million). Such covenant does not preclude MGM from using its own resources to purchase its capital stock. As of September 30, 2003, $85.0 million was loaned to MGM by MGM Studios to fund the purchase of treasury stock by MGM. Restricted net assets of Metro-Goldwyn-Mayer Studios Inc. and Orion Pictures Corporation at September 30, 2003 are approximately $1.9 billion. Although we are in compliance with all terms of our credit facility, there can be no assurances that we will remain in compliance with such covenants or other conditions under our credit facility in the future. We anticipate substantial continued borrowing under our credit facility.

Cash Provided by (Used in) Operating Activities.    In the 2003 Period, cash provided by operating activities was $180.6 million compared to cash used in operating activities of $166.3 million in the 2002 Period. The improvement in operating cash flows in 2003 reflected increased theatrical and home entertainment distribution receipts, which were partially offset by film and television production and distribution costs, which aggregated $644.7 million in 2003 as compared to $599.1 million in 2002.

Cash Provided By (Used in) Investing Activities.    In the 2003 Period, cash provided by investing activities was $250.9 million, which included the receipt of $254.8 million from the sale of the Rainbow Media cable channels, an additional $10.0 million in dividends received from the cable channels and $4.5 million collected from the maturity of short-term investments, partially offset by property and equipment purchases of $14.4 million and advances to affiliates of $3.9 million. In the 2002 Period, cash used in investing activities was $20.2 million, which included advances to affiliates of $8.1 million and property and equipment purchases of $12.0 million.

Cash Provided by (Used in) Financing Activities.    In the 2003 Period, cash used in financing activities was $50.6 million, which included the cost of acquisition of treasury stock of $49.8 million and net repayments of bank borrowings of $0.8 million. In the 2002 Period, cash provided by financing activities was $530.6 million, which included net advances under bank borrowings of $407.0 million and net proceeds from the sale of equity securities of $166.9 million, less the cost of acquisition of treasury stock of $26.5 million and refinancing fees for our credit facilities of $16.8 million.

Commitments.    Future minimum annual commitments under bank and other debt agreements, non-cancelable operating leases, employment agreements, creative talent agreements and commercial letters of credit as of September 30, 2003 are as follows (in thousands, unaudited):

	2003	2004	2005	2006	2007	Thereafter	Total
Bank and other debt	$1,150,763	$665	$—	$—	$—	$—	$1,151,428
Operating leases	6,858	27,107	26,528	27,209	28,074	258,725	374,501
Employment agreements	10,407	24,229	7,390	—	—	—	42,026
Creative talent agreements	10,584	56,145	1,797	32	—	—	68,558
Letters of credit	19,643	485	—	—	—	—	20,128

Total	$1,198,255	$108,631	$35,715	$27,241	$28,074	$258,725	$1,656,641

We do not expect our obligations for property and equipment expenditures, including the purchase of computer systems and equipment and leasehold improvements, to exceed $35.0 million per year.

We are obligated to fund 50 percent of the expenses of MGM Networks Latin America up to a maximum of approximately $25.25 million. We have funded approximately $24.8 million under such obligation as of September 30, 2003.

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

We believe that the amounts available from cash on hand, the unused portion of our revolving facility, and from operating cash flow will be adequate for us to conduct our operations in accordance with our business plan for at least the next 12 months. This belief is based in part on the assumption that our future releases will perform as planned. Any significant decline in the performance of our films could adversely impact our cash flows and require us to obtain additional sources of funds. In addition to the foregoing sources of liquidity, we are currently considering various film financing alternatives.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of interest rate changes as a result of our variable rate long-term debt. Historically, we have entered into interest rate swap agreements whereby we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate amounts calculated by reference to an agreed notional principal amount. As of October 28, 2003, the outstanding balance of $200.0 million under our revolving facility was exposed to interest rate risk. We will continue to evaluate strategies to manage the impact of interest rate changes on earnings and cash flows.

We are subject to market risks resulting from fluctuations in foreign currency exchange rates because approximately 25 percent of our revenues are denominated, and we incur certain operating and production costs, in foreign currencies. In certain instances, we enter into foreign currency exchange contracts in order to reduce exposure to changes in foreign currency exchange rates that affect the value of our firm commitments and certain anticipated foreign currency cash flows. We currently intend to continue to enter into such contracts to hedge against future material foreign currency exchange rate risks. The following table provides information about our foreign currency forward contracts outstanding at September 30, 2003:

	Amounts Scheduled for Maturity for the Year Ending December 31,		Estimated Fair Value at September 30, 2003
	2003	2004
Foreign Currency Forward Contracts:
Contract amount (in thousands) (receive CAD, pay $US)	$1,513	$5,713	$390
Spot rate	1.3491	1.3491
Forward rate	1.4872	1.4178
Contract amount (in thousands) (receive pds sterling, pay $US)	$—	$12,555	$783
Spot rate	—	1.6639
Forward rate	—	1.5500

Item 4.    Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2003, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

PART II.    OTHER INFORMATION

Item 5.    Other Information

On July 18, 2003, we sold to Cablevision Systems Corporation and other parties named in the purchase agreement (i) our 20 percent interest in American Movie Classics Company, a New York general partnership, which is the owner of the programming channels American Movie Classics and WE: Women’s Entertainment and (ii) our 20 percent interest in The Independent Film Channel LLC, a Delaware limited liability company, which is the owner of the programming channel The Independent Film Channel.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Document Description

31.1	Certification of CEO of Periodic Report Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification of CFO of Periodic Report Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K and 8-K/A

Date	Relating to
July 1, 2003 – 8-K	Item 5, Other Events and Item 7, Exhibits
July 15, 2003 – 8K/A Amendment No. 1	Item 7(c), Exhibits and Item 9, Regulation FD Disclosure
July 16, 2003 – 8-K/A Amendment No. 2	Item 7(c), Exhibit
July 18, 2003 – 8-K	Item 2, Acquisition or Disposition of Assets and Item 7(c), Exhibits
July 22, 2003 – 8-K	Item 7, Financial Statements and Exhibits and Item 9, Regulation FD Disclosure
July 25, 2003 – 8-K/A Amendment No. 1	Item 7(b) Pro Forma Financial Information

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 30, 2003	METRO-GOLDWYN-MAYER INC.

	By:	/s/ ALEX YEMENIDJIAN

Alex Yemenidjian Chairman of the Board of Directors and Chief Executive Officer

	By:	/s/ DANIEL J. TAYLOR

Daniel J. Taylor Senior Executive Vice President and Chief Financial Officer