Form 10-K
period 2003-12-31
METRO-GOLDWYN-MAYER INC
filed 2004-02-20
CIK 1026816

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File No. 1-13481

METRO-GOLDWYN-MAYER INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4605850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10250 Constellation Boulevard, Los Angeles, CA	90067-6241
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 449-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01	New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the Registrant’s best knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K.    ☐

The aggregate market value of the voting stock (based on the last sale price of such stock as reported by the Dow Jones News Retrieval) held by non-affiliates of the Registrant as of June 30, 2003 was $987,933,437.

The number of shares of the Registrant’s common stock outstanding as of February 19, 2004 was 235,349,750.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Registrant’s proxy statement for the annual meeting to be held on May 12, 2004 (the “Proxy Statement”), to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant’s fiscal year, are incorporated by reference under Part III of this Form 10-K.

PART I

Item 1.    Business

General

Metro-Goldwyn-Mayer Inc. (“MGM”) is a premier global entertainment content company. Through our subsidiaries, including Metro-Goldwyn-Mayer Studios Inc., we are actively engaged in the development and worldwide production and distribution of entertainment product, including theatrical motion pictures, television programming, home video, interactive media, music, and licensed merchandise, and we are one of seven major U.S. film and television studios. See “Note 12 to Consolidated Financial Statements” for information on our business segments. Our principal subsidiaries are Metro-Goldwyn-Mayer Studios Inc., United Artists Corporation, United Artists Films Inc. and Orion Pictures Corporation. Our library contains approximately 4,000 theatrically released feature film titles and over 10,200 television episodes and is the largest collection of post-1948 feature films in the world. Films in our library have won over 200 Academy Awards, including Best Picture Awards for Annie Hall, The Apartment, The Best Years of Our Lives, Dances With Wolves, Hamlet, In the Heat of the Night, Marty, Midnight Cowboy, Platoon, Rain Man, Rocky, The Silence of the Lambs, Tom Jones and West Side Story. Our library also includes 22 titles in the James Bond film franchise, five titles in the Rocky film franchise and nine titles in the Pink Panther film franchise.

In addition, through MGM Networks, we have ownership interests in television channels that are distributed to subscribers in over 100 countries and territories around the globe.

MGM was incorporated in Delaware on July 10, 1996. Our executive offices are located at 10250 Constellation Boulevard, Los Angeles, California 90067-6241. Our telephone number is (310) 449-3000.

We make available free of charge (on or through our Internet website under the caption “Investor Relations—SEC Filings”) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission, which is within 24 hours. Our Internet address is http://www.mgm.com.

We have adopted a Code of Conduct and Conflict of Interest Policy covering our directors, officers and employees, which is available free of charge on our Internet website under the caption “Investor Relations—Code of Conduct.”

Background of the Company

Tracinda Corporation, senior management of MGM Studios at the time and Seven Network Limited, a company formed under the laws of Australia, formed MGM to acquire from an indirect wholly-owned subsidiary of Consortium de Realisation all of the outstanding capital stock of MGM Studios and its subsidiaries, including United Artists, in October 1996 for an aggregate consideration of $1.3 billion. Tracinda is wholly owned by Kirk Kerkorian.

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

In November 1997, we completed an initial public offering, whereby we issued and sold 9,000,000 new shares of common stock, $.01 par value per share, at a price per share of $20.00, less an underwriting discount, for net proceeds (after expenses of the initial public offering) of $165.0 million. Concurrently with the consummation of the initial public offering, Tracinda purchased directly from us, at a purchase price of $18.85 per share (equal to the per share price to the public in the initial public offering, less the underwriting discount), 3,978,780 shares of the common stock for an aggregate purchase price of $75.0 million.

In September 1998, the Tracinda Group, consisting of Tracinda and a Delaware corporation that is principally owned by Tracinda, purchased 16,208,463 shares of the common stock from Seven Network, representing all of our capital stock held by Seven Network, for a price per share of $24.00 and an aggregate purchase price of $389.0 million.

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

In February and March 2001, we sold 16,080,590 additional shares of common stock to unaffiliated investors in private placements pursuant to our shelf registration statement and 15,715,667 shares of Series B preferred stock (which shares were converted into 15,715,667 shares of common stock, on a one-for-one basis, upon stockholder approval on May 2, 2001) to Tracinda, for total consideration of $635.6 million.

In March 2002, pursuant to our shelf registration statement, we sold 10,550,000 additional shares of common stock in a public offering for aggregate net proceeds of $164.8 million.

Recent Developments

Dutch Auction Tender Offer.    On December 4, 2003, we commenced a Dutch Auction tender offer to purchase up to 10,000,000 shares of our Common Stock at a purchase price not greater than $18.00 nor less than $16.25 per share. Under the procedures for the Dutch Auction tender offer, our stockholders had the opportunity to tender some or all of their shares of common stock at prices specified by the stockholders. We then determined the lowest price per share within the range of $16.25 to $18.00 per share that would enable us to buy 10,000,000 shares, or such lesser number of shares that were properly tendered and not withdrawn. Shares accepted in the Dutch Auction tender offer were purchased by us at the same determined price per share regardless of whether the stockholder tendered at a lower price. Tracinda and Mr. Kerkorian, our principal stockholders, did not participate in the Dutch Auction tender offer; nor did any member of our Board of Directors or executive management. The Dutch Auction tender offer expired on January 15, 2004. Pursuant to the Dutch Auction tender offer, we purchased 10,000,000 shares of our common stock at a price of $17.00 per share, or an aggregate amount of $170.0 million, plus offering expenses of approximately $1.0 million. The Dutch Auction tender offer was financed primarily from available cash on hand, net cash flow provided by operating activities and borrowings under the revolving credit facility. Following completion of the Dutch Auction tender offer, Mr. Kerkorian and Tracinda owned approximately 74.0 percent of our outstanding shares.

Repayment of Term Loans.    On June 11, 2002, we entered into a third amended and restated credit facility with a syndicate of banks, which amended a pre-existing credit facility, aggregating $1.75 billion, consisting of a five-year $600.0 million revolving credit facility, a five-year $300.0 million term loan and a six-year $850.0 million term loan. On October 27, 2003, all $1.15 billion outstanding under our term loans was repaid from cash on hand and $200.0 million of borrowings under our revolving credit facility.

Tender Offer for Common Stock by Tracinda Corporation and Mr. Kerkorian.    On October 9, 2003, Mr. Kerkorian and Tracinda Corporation completed an unsolicited tender offer and purchased 15,000,000 shares of our common stock from existing stockholders at a net price of $16.00 per share. Pursuant to such tender offer, Frank Mancuso, a member of our board of directors and the former chief executive officer of MGM, sold 47,433 shares. In the year ended December 31, 2003, we incurred approximately $1.0 million of expenses related to the tender offer, including the cost of a fairness opinion requested by us.

Cable Investment and Sale of Equity Interest in Rainbow Media Channels.    In April 2001, we invested $825.0 million in cash for a 20 percent interest in two general partnerships which own and operate the American Movie Channel, the Independent Film Channel, WE: Women’s Entertainment (formerly Romance Classics) and, until recently, Bravo. These partnerships were wholly-owned by Rainbow Media, which, at the time of the purchase, was 74 percent owned by Cablevision Systems Corporation and 26 percent owned by NBC. The proceeds of our $825.0 million investment were used as follows: (1) $365.0 million was used to repay bank debt of the partnerships; (2) $295.5 million was used to repay intercompany loans from Cablevision and its affiliates; and (3) $164.5 million was added to the working capital of the partnerships. In December 2002, we sold our interest in Bravo to an affiliate of the National Broadcasting Company, Inc. for $250.0 million in cash. On July 18, 2003, we sold to Cablevision Systems Corporation and other parties named in the purchase agreement for $500.0 million (i) our 20 percent interest in American Movie Classics Company, a New York general partnership, which is the owner of the programming channels American Movie Classics and WE: Women’s Entertainment and (ii) our 20 percent interest in The Independent Film Channel LLC, a Delaware limited liability company, which is the owner of the programming channel The Independent Film Channel.

Notice of Termination of Third Party International Subdistribution Agreement.    In June 1999, we entered into an agreement with Twentieth Century Fox Home Entertainment, Inc. pursuant to which Fox provides distribution services for our films in the international home video market. This distribution arrangement became effective on February 1, 2000. On June 24, 2003, we gave notice to Fox of our intent to terminate the agreement as of January 31, 2004 as permitted under the agreement. However, we have negotiated to continue the agreement in a modified form under which Fox will continue to provide subdistribution services in certain territories and we will continue to reserve broad powers to direct and control the handling of our home video product. In 2003, we expanded our sales and marketing operations in Western Europe, adding France and Germany to operations already in place in the UK. We also added to our North American sales, marketing and distribution operations with the addition of Canada to our existing U.S. distribution. Furthermore, by early 2004 we plan to have control of all sales, marketing and distribution operations in the UK, France, Germany and Australia. See Note 13 to the Consolidated Financial Statements.

Sale of Common Stock by Tracinda.    In January 2003, we filed a registration statement pursuant to registration rights held by Tracinda in connection with the underwritten public offering by it of 25,000,000 shares of common stock. Tracinda also granted the underwriters an over-allotment option for 3,750,000 shares which was exercised in February 2003. We did not receive any of the proceeds of this offering. Pursuant to our contractual obligations, we paid for the costs of the offering in an aggregate amount of approximately $0.5 million.

Treasury Stock.    In July 2002, we publicly announced a share repurchase program to purchase up to 10,000,000 shares of our common stock in the open market using available cash on hand. In November 2003, we announced that we had increased the number of shares of our common stock we could purchase in the share repurchase program by adding an additional 2,500,000 shares (for a total of up to 12,500,000 shares). Under this program, as of December 31, 2003, we had repurchased 7,488,000 shares at an average price of $11.02 per share and at an aggregate cost of $82.5 million.

The Motion Picture and Television Industry

Motion Pictures—General.    The motion picture industry consists of two principal activities: production and distribution. Production involves the development, financing and production of feature-length motion pictures. Distribution involves the promotion and exploitation of motion pictures throughout the world in a variety of media, including theatrical exhibition, home entertainment, television and other ancillary markets. The U.S. motion picture industry can be divided into major studios and independent companies, with the major studios accounting for a large majority of the number of theatrical releases. In addition to us (including MGM Studios, MGM Pictures, UA Films and Orion), the major studios are The Walt Disney Company (including Buena Vista, Touchstone and Miramax Films), Paramount Pictures Corporation, Sony Pictures Entertainment, Inc. (including Columbia Pictures), Twentieth Century Fox Film Corp., Vivendi Universal Entertainment LLLP (including Universal Studios) and Warner Bros. (including Turner, New Line Cinema and Castle Rock Entertainment). The major studios are typically large diversified corporations that have strong relationships with creative talent, exhibitors and others involved in the entertainment industry and have global film production and distribution capabilities.

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

Motion Picture Distribution.    The distribution of a motion picture involves the licensing of the picture for distribution or exploitation in various markets, both domestically and internationally, pursuant to a release pattern. These markets include theatrical exhibition, non-theatrical exhibition (which includes airlines, hotels and armed forces facilities), home entertainment (including rental and sell-through of video and DVD), presentation on television (including pay-per-view, pay, network, syndication and basic cable) and marketing of the other rights in the picture and underlying literary property, which may include publishing, merchandising and soundtracks. The domestic and international markets generally follow the same release pattern, with the starting date of the release in the international market varying from being concurrent with the domestic theatrical release to being as long as nine months afterwards. A motion picture typically is distributed by a major studio or one or more distributors that acquire rights from a studio or other producer in one or more markets or media or a combination of the foregoing.

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

Television production can generally be divided into two distinct markets: (a) network production, consisting of production for the broadcast networks (i.e., ABC, CBS, NBC, Fox, UPN and WB) and made-for-cable networks (i.e., pay and basic cable networks) and (b) first-run syndication production. The economics of the two types of television production are different. In broadcast network and made-for-cable network production, a network generally orders a minimum number of initial episodes (approximately six to 13 episodes if produced for a broadcast network and approximately 13 to 22 episodes if produced for a cable network) of each new series for a license fee equal to a percentage of the program’s cost. The balance of the production cost for such shows (which is customarily lower for made-for-cable productions than for productions made for broadcast networks) can only be recouped through international sales and, if a series is successful, syndication, second run domestic basic cable, and home entertainment sales, and generally remains unrecouped for at least four years. In the first-run syndication production business, a producer seeking to launch a new series, commits to produce a minimum number of episodes if the producer can “clear” the series by selling to individual television stations in sufficient markets throughout the country (generally comprising at least 75 percent of U.S. television households). Once produced, the episodes are immediately available for licensing to international broadcasters as well and can subsequently be licensed to a domestic basic cable network. This approach generally involves a lower production cost risk and earlier return on investment than the network production business; however, first-run syndicated programming generally reduces the potential total return on investment as compared to successful network production. See “—Production—Television Production.”

Television Distribution.    The U.S. television market is served by network affiliated stations, independent stations and cable systems, although the number of independent stations has decreased as many formerly independent stations have become affiliated with new networks in recent years. During “prime time” hours, network affiliates primarily broadcast programming produced for the network. In non-prime time, network affiliates broadcast network programming, off-network programming, first-run programming (programming produced for distribution on a syndicated basis) and programming produced by the local stations themselves. Independent television stations and cable networks, during both prime and non-prime time, produce their own programs and telecast off-network programs or first-run programs acquired from independent producers or syndicators. Syndicators generally are companies that sell to independent television stations and network affiliates programming produced or acquired by the syndicator for distribution.

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

Create Branded Cable and Satellite Programming Channels.    We believe we can create significant value by utilizing our library and current production to establish MGM branded cable and satellite channels. We have launched channels serving over 100 countries and territories around the globe and have been actively exploring strategic alternatives to gain carriage for additional proposed channels. See “—Branded Cable and Satellite Channels.”

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

We intend to produce or co-produce and distribute seven to ten motion pictures annually through MGM Pictures across a variety of genres. Through UA Films, we also intend to distribute annually an additional five to ten specialty motion pictures that will have substantially lower average costs and will be produced mainly by third parties.

We plan to develop, produce and distribute television programs focusing in part on low financial risk formats, such as pre-clearing a television series for distribution prior to committing to development expenditures, as well as joint ventures, co-productions and other partnering arrangements for certain of our series.

Increase Distribution Revenues.    We have taken steps to obtain greater flexibility in distributing our own product to enable us to realize additional revenue opportunities while reducing the costs associated with distribution. In 1999, we terminated our agreement with Warner Home Video so that, on February 1, 2000, we regained full control over the home video exploitation of our films. On October 31, 2000, we completed our withdrawal from United International Pictures (UIP) with respect to the international theatrical distribution of our films. We executed the transition of our international home video and theatrical/non-theatrical distribution from Warner Home Video and UIP to gain more control over our international distribution in those media and to maximize our revenue opportunities.

We plan to increase distribution revenues by:

•	Self-distributing our library as well as all motion pictures produced by MGM Pictures and UA Films in the U.S. and Canada;

•	Self-distributing our library on home video in each of the UK, France, Germany and Australia after January 31, 2004;

•	Distributing films that we co-produce with a third party in those territories where we have distribution rights and capabilities, where appropriate;

•	Distributing motion pictures produced by others; and

•	Taking advantage of new distribution platforms.

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

Film and Television Library

We currently own or hold certain distribution rights to approximately 4,000 theatrically released motion pictures. Our library also contains the largest collection of feature films produced since 1948. In 1948, certain major studios negotiated consent decrees requiring that the studios separate their exhibition businesses from their production and distribution businesses and mandating the divestiture of certain theater holdings. This is generally believed to have triggered at the time greater competition among the studios and an increased emphasis on the potential for commercial success in the development and production stages, resulting in a greater focus on the content and quality of the motion pictures produced and distributed by the studios. We believe that films produced and developed after 1948 generally are more valuable than pre-1948 films, a number of which are black and white.

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

Our library also includes over 10,400 episodes from television series previously broadcast on prime-time network television, cable or in first-run syndication, including episodes of The Addams Family, American Gladiators, Bat Masterson, Cagney & Lacey, Fame, Green Acres, Highway Patrol, In the Heat of the Night, Mr. Ed, The Patty Duke Show, Pink Panther, Sea Hunt and thirtysomething. Programming in our library has won, among others, 96 Emmy awards and 18 Golden Globe awards.

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

We will continue to implement the strategy of developing new projects from existing library assets. Our library represents a readily-available, “market tested” source of development ideas. For example, we are planning to release remakes of Walking Tall and The Amityville Horror in 2004 and 2005, respectively. Additionally, in 1999 we had success with the remake of The Thomas Crown Affair and in 1995 we had success with The Birdcage, a remake of La Cage aux Folles. Furthermore, we have successfully expanded the valuable film franchises within our library, most notably the James Bond franchise, with the commercial success of GoldenEye in 1995, Tomorrow Never Dies in 1997, The World Is Not Enough in 1999 and Die Another Day in 2002. Additionally, we have successfully developed television series based on library motion pictures such as: Poltergeist: The Legacy based on Poltergeist; Stargate SG-1 and Stargate Atlantis based on Stargate; and All Dogs Go to Heaven, based on the movie of the same name. We also have produced a remake of Twelve Angry Men and Inherit The Wind as made-for-television movies for Showtime Networks and Carrie as a made-for-television movie for NBC.

We, together with Danjaq LLC, are the sole owners of all of the James Bond motion pictures. In addition to the recently released James Bond picture, Die Another Day, 19 other James Bond motion pictures in our library were produced and are distributed pursuant to a series of agreements with Danjaq. The James Bond motion pictures are produced by Danjaq, and we have the right to approve all key elements of the pictures, such as the selection of the director and the leading actors. The copyright in each of the motion pictures is owned jointly by MGM and Danjaq. Historically, we have the right to distribute each of the pictures in all media worldwide in perpetuity or for a term of 15 years. Where our distribution rights are not perpetual, the rights revert to joint control by MGM and Danjaq after expiration of the distribution term. On January 21, 2004, we entered into an extension agreement with Danjaq. Under that agreement, our distribution term for each of the non-perpetual James Bond motion pictures was extended by 15 years from the previously scheduled expiration date, and the initial distribution term for new James Bond pictures, beginning with Die Another Day, was extended from 15 years to 20 years. Danjaq controls certain merchandising rights with respect to the pictures, and we are entitled to receive a portion of the revenues from Danjaq’s merchandising licenses. Additionally, we control all the marketing rights and the music from The Living Daylights (1987) and all subsequent pictures. All other rights relating to the pictures are controlled jointly by MGM and Danjaq. The agreements contain certain restrictions on the sale or licensing by MGM of any of our rights in the pictures.

In 1998, we acquired the rights to Never Say Never Again, produced by Warner Bros. and Taliafilms and, in 1999, we acquired the distribution rights to Casino Royale, produced by Columbia and Famous Artists Productions (a subsidiary of MGM). Accordingly, our library now contains every James Bond motion picture ever made, and we are the only studio to hold such rights.

We seek aggressively to market and distribute titles in our film library in existing pay and free television, home video and other markets worldwide. We believe that the size of our library allows us to minimize the over- exploitation of any title and therefore better preserve the ongoing value of our library by actively managing the rotation of titles through such markets. As of December 31, 2003, approximately 78 percent of the theatrical motion picture titles and approximately 94 percent of the television title episodes in our library have been exploited.

We also seek aggressively to market and distribute our titles through developing technology. See “—Distribution—Home Video Distribution.” We believe that the development and growth of direct broadcast satellite and other new distribution systems may generate significant incremental profits for the industry as the number of channels requiring content grows.

We have differing types of rights to the various titles in our library. In some cases, we own the title outright, with the right to exploit the title in all media and territories for an unlimited time. In other cases, the title may be owned by a third party and we may have obtained the right to distribute the title in certain media and territories for a limited term. Even if we own a title, we may have granted rights to exploit the title in certain media and territories to others. As of December 31, 2003, we owned outright, or had been granted rights in perpetuity to, approximately 67 percent of the titles in our library. Our rights in the other library titles are limited in time and, pursuant to the terms of the existing arrangements, the rights granted to us expire, with respect to approximately three percent of the library over the next two years (i.e. through the end of 2005), with respect to another approximately 24 percent over the seven years thereafter (from 2006 to 2013), and with respect to another approximately six percent thereafter (from 2013 on). We have generally been able to renew such rights on acceptable terms; however, we cannot assure you that we will continue to be able to do so in the future. In accordance with industry practice, for purposes of calculating the size of the library, we include any title that we have the right to distribute in any territory in any media for any term.

Certain long-term pre-paid licenses were entered into before 1993 by a prior management. As of December 31, 2003, the titles included in these licenses represent a cross-section of the titles in the library, including approximately 26 percent of all pre-1990 MGM and UA titles, which remain under license in one or more of the U.S., France and Spain and approximately 33 percent of the Orion and PolyGram titles which remain under license to television in one or more of France, Spain, Germany and the United Kingdom. See “—Distribution—Television Distribution.” We expect to benefit as certain rights to the library that have been previously licensed to others revert to us over time. See “—Distribution.”

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

We also intend to seek to spread the financial risk inherent in motion picture production, as well as increase the breadth of our release slate, by entering into co-production and/or co-financing arrangements. As an example of this strategy, in December 2003, we entered into an agreement with Miramax Films pursuant to which MGM and Miramax would jointly produce, finance and distribute a remake of The Amityville Horror and True Believers.

We have established UA Films as a speciality artist-friendly division for quality, independent films, which will release approximately five to ten motion pictures each year. These motion pictures will be produced or co-produced by UA Films or acquired through negative pickups or other distribution arrangements and will include some motion pictures in a variety of genres generally involving producers, directors, writers or other talent who typically work outside of the studio system as well as lower budget films from established filmmakers. Our investment in such pictures is expected to be significantly less than our investment for pictures produced through MGM Pictures. We believe that this strategy of releasing specialty motion pictures will add greater diversity to our release slate and enhance the library both through the addition of new film product and the building of relationships with up-and-coming producers and directors, writers and other talent.

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

The following table details our tentative 2004 domestic theatrical release schedule as well as those films that have been tentatively scheduled to date for a 2005 domestic theatrical release:

Release Schedule

Title	Approximate Release Date	Summary	Principal Actors
Barbershop 2: Back in Business (MGM)	February 2004	The Barbershop is threatened by the arrival of a hip, well-financed chain barbershop across the street.	Ice Cube, Cedric the Entertainer, Eve, Sean Patrick Thomas, Queen Latifah

Osama (UA)	February 2004	An Afghan girl and her mother lose their jobs when the Taliban closes the hospital where they work and are forced to take desperate measures to survive.	Marina Golbahari, Arif Herati, Zubaida Sahar

Agent Cody Banks 2: Destination London (MGM)	March 2004	A rogue CIA agent has stolen a top secret mind-control device, and Cody has to go undercover at an elite boarding school in London to get it back.	Frankie Muniz, Keith David, Anthony Anderson

Saved (UA)	April 2004	Spurned by her popular best friend, Mary’s senior year of high school turns into a nightmare. It is as an outcast, however, that she finds true friends.	Jena Malone, Mandy Moore, Macaulay Culkin, Patrick Fugit, Heather Matarazzo, Eva Amurri

Walking Tall (MGM)	April 2004	When a retired soldier returns to his boyhood town to find it plagued by drugs, gambling and prostitution, he launches a one-man crusade to rid the town of all those that ruined it.	Dwayne “The Rock” Johnson, Johnny Knoxville, Ashley Scott

Coffee and Cigarettes (UA)	May 2004	Comic series of short vignettes where characters discuss their obsessions, joys, and addictions while smoking cigarettes and drinking coffee.	Bill Murray, Roberto Benigni, Steven Wright, RZA, Cate Blanchett, Alfred Molina, Steve Buscemi, Steve Coogan

Soul Plane (MGM)	May 2004	When Nashawn Wade wins a huge airline settlement, he starts the full-service airline of his dreams with sexy stewardesses, funky music and a hot onboard dance club.	Dwayne Adway, Tom Arnold, Snoop Dogg, Method Man, DL Hughley, Mo’Nique, John Witherspoon, Ryan Pinkston

Title	Approximate Release Date	Summary	Principal Actors
De-Lovely (UA)	July 2004	This biographical story follows the unique love affair between composer and lyricist, Cole Porter, and his wife, Linda, and includes cameo appearances by many of today’s leading musical artists.	Kevin Kline, Ashley Judd, Jonathan Pryce, Alanis Morissette, Elvis Costello, Nathalie Cole, Sheryl Crowe, Diana Krall, Robbie Williams, Mick Hucknall

Sleepover (MGM)	July 2004	In the summer before their freshman year of high school, Julie has a slumber party with her best friends, and they end up having the adventure of their lives.	Alexa Vega, Mika Boorem, Sam Huntington, Jane Lynch, Jeff Garlin, Sara Paxton, Brie Larson

Code 46 (UA)	August 2004	Set in the future where one can only travel with special travel insurance papers, a married insurance investigator falls in love with a woman who is forging these documents.	Tim Robbins, Samantha Morton

Yes Men (UA)	September 2004	Documentary follows a small group of prankster-activists as they gain notoriety impersonating members of the World Trade Organization on TV and at business conferences around the world.	Dr. Andreas Bichlbauer

Wicker Park (MGM)	September 2004	A man obsessively searching for a lost love ends up discovering the twisted machinations of an eccentric secret admirer.	Josh Hartnett, Rose Byrne, Diane Krueger, Matthew Lillard

The Woods (UA)	October 2004	A neglected teen attends a remote all-girls boarding school deep in the forest and begins to have terrifying visions, when students begin to disappear.	Agnes Bruckner, Patricia Clarkson, Bruce Campbell

Beauty Shop (MGM)	November 2004	Gina, from Barbershop 2, quits her job at an uptown Chicago salon and buys her own shop back in her old neighborhood. Worlds collide when Gina’s uptown clients clash with her downtown clients in her new Beauty Shop.	Queen Latifah, Vivica Fox

Title	Approximate Release Date	Summary	Principal Actors

Undertow (UA)	Fall 2004	After the murder of their father, two boys are forced to survive on their own on the run from their uncle who wants to steal the meager inheritance their father left them.	Josh Lucas, Jamie Bell, Dermot Mulroney, Shiri Appleby

Hotel Rwanda (UA)	December 2004	As the Hutu militia starts a revolt and rounds up rival Tutsis for a massacre, a brave and savvy Hutu hotel manager risks his life and uses all his wiles to save his family and over a thousand refugees who have taken sanctuary in his hotel.	Don Cheadle, Nick Nolte, Sophie Okonedo

The Amityville Horror (MGM)	January 2005	Newlyweds move into a house where a murder was committed and experience strange, terrifying manifestations which drive them away.	Cast to be determined

Be Cool (MGM)	February 2005	Movie producer and gangster Chili Palmer suddenly finds himself mixing it up in the rough and tumble world of music when a new idea for a movie leads him into the music business.	John Travolta, Uma Thurman, Dwayne “The Rock” Johnson, Cedric the Entertainer, Joe Pesci, Vince Vaughn, James Gandolfini

Pink Panther (UA)	July 2005	The ever-bumbling Inspector Clouseau investigates the murder of a French soccer star and the mysterious disappearance of the legendary “Pink Panther” diamond.	Steve Martin

Into the Blue (MGM)	2005	Young vacationers are involved in a dangerous conflict with treasure hunters when they discover a deadly wreck.	Paul Walker, Jessica Alba, Ashley Scott

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

Television Production

We have in the past engaged in the development and production of episodic television series, mini-series and movies for distribution on domestic and international television networks, local independent and network affiliated television stations, pay television networks, basic cable networks and home video. Since the re-establishment of our television series production operations in 1994, we have obtained commitments for approximately 1,485 hours of television programming, of which approximately six percent remained to be aired as of December 31, 2003.

Our strategy has been to focus on the development and production of series for cable television and the first-run syndication market, which involves a lower production investment risk, and movies and mini-series for both network and off-network broadcasters. As part of our strategy, in 1994 we entered into a programming arrangement with Showtime whereby we provided television series and movies for premiere on Showtime. Showtime agreed to license from us exclusive U.S. pay television rights to the following television series: (a) 132 hours (six seasons) of The Outer Limits (winner of the Cable Ace award for Best Dramatic Series in 1995 and 1996), all of which have aired; (b) 66 episodes (three seasons) of Poltergeist: The Legacy, all of which have aired; and (c) 110 episodes (five seasons) of Stargate SG-1, all of which have aired. We have no further commitments from Showtime with respect to these series. Following their initial exhibition cycle on Showtime, we exploit these programs further in other markets. In this respect, we entered into a license agreement with USA/Sci-Fi Channel for the exclusive domestic basic cable exhibition rights of The Outer Limits, Poltergeist: The Legacy and Stargate SG-1. We are producing 64 new episodes of Stargate SG-1 for USA/Sci Fi, of which 33 episodes have aired as of December 31, 2003, 22 episodes will be aired in 2004 and 9 episodes will be aired in 2005. In continuance of this strategy, we have entered into a license agreement with USA/Sci-Fi Channel with respect to the production of 20 episodes of Stargate Atlantis, a new one-hour action adventure series based on our successful Stargate franchise. Ten episodes of Stargate Atlantis will air in each of 2004 and 2005.

The programming agreement with Showtime also included a commitment by Showtime to license eight made-for-television movies from us, none of which remain to be produced as of December 31, 2003. One of the licensed movies, Dirty Pictures, won the Golden Globe award for “Best Mini-Series or Motion Picture Made for Television” in 2001, giving Showtime its first ever victory in that category. In addition, Showtime has committed to licensing three one-hour series, the first of which is Jeremiah, a one-hour action series. Thirty-five episodes of Jeremiah have been produced, 27 of such episodes have aired as of December 31, 2003, and eight episodes will be aired in 2004. The second series is Dead Like Me, which is currently in production. Fifteen episodes of Dead Like Me have aired as of December 31, 2003. Showtime has renewed Dead Like Me for its second season, of which 15 episodes will air in 2004. The remaining series commitment remains to be produced.

In first-run syndication, we launched a new series for the 2002/2003 broadcast season called She Spies in an arrangement with NBC for station clearances on NBC owned and operated stations. She Spies was renewed for the 2003/2004 broadcast season. Forty episodes of the series were produced as of December 31, 2003, and 30 episodes have aired as of December 31, 2003, with ten episodes to be aired in 2004.

As the risks involved in the first-run syndication business have increased significantly in recent years with the advent of mass vertical integration, the resulting consolidation in the marketplace, and the recent downturn in the economy and advertising market, we are evaluating production of series for network television and continuing to focus on cable television. Although network television production typically requires greater deficit financing while offering the potential for greater financial return, we intend to pursue joint ventures, co-

productions and other partnering arrangements for some of our future series in order to minimize our financial risk. Recently, reality-based programming has been an exception to the high deficit/high risk network model as networks will typically cover most, if not all, of the production costs of such programming. Although the potential financial return for reality programming is significantly lower than it is for high-deficit network programming, we intend to explore this market due to the minimization of financial risk it offers. In fact, during the summer of 2003, we produced 12 episodes of Fame, a one-hour reality-based series inspired by our feature film for NBC.

Our rich film library provides us with a vast resource for developing television production and potential licensing opportunities. Much of our past success has resulted from transforming such library product into successful television franchises, such as In the Heat of the Night, Stargate SG-1 and The Outer Limits. Currently, we are developing the following projects, among others: Legally Blonde, a one-hour series adaptation of our recent hit feature films; Barbershop, a half-hour series adaptation of our recent hit feature film; and The Thomas Crown Affairs, a one-hour adaptation of our popular feature film, for NBC. In addition, we have licensed the animated cartoon rights in the animated series Stargate Infinity. This enables us to share in the creative process while minimizing the financial risks. Stargate Infinity had a total of 26 episodes produced for Fox Kids on Saturday mornings, all of which have aired as of December 31, 2003.

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

Digital Distribution.    On March 27, 2002, a wholly-owned subsidiary, MGM Digital Development Inc., acquired a one-seventh interest in NDC, LLC, a partnership created with the six other major studios to (a) develop and/or ratify standards for digital motion picture equipment and for digital cinema technology to be used in the delivery of high quality in-theatre digital cinema and (b) update and deploy a limited amount of new digital motion picture equipment in theatres. We have contributed $1.0 million for our equity interest in the joint venture. The initial term of the agreement has been extended and is now expiring on September 30, 2004.

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

Additionally, in connection with new films which we release into the market, we often release related library films, or groups of library films, in order to increase sales of both the library films and new releases. An example is the release of the James Bond library titles in connection with the November 2002 theatrical release of Die Another Day. Another example is the re-promotion of Legally Blonde in connection with the August 2003 theatrical release of Legally Blonde 2. We intend to continue this strategy of packaging groups of films or film franchises and releasing them in connection with the releases of our most highly visible new films. Furthermore, we have released over 800 MGM DVD titles and now have a critical mass of properties in the marketplace from which we are able to create effective promotions that target the growing DVD consumer base.

MGM Home Entertainment manages the marketing and distribution of our current feature motion pictures and library product in the home video and other home entertainment markets.

In June 1999, we entered into an agreement with Fox pursuant to which Fox provides distribution services for our films in the international home video market. This distribution arrangement became effective on February 1, 2000. On June 24, 2003, we gave notice to Fox of our intent to terminate the agreement as of January 31, 2004 as permitted under the agreement. However, we have negotiated to continue the agreement in a modified form under which Fox will continue to provide subdistribution services in certain territories and we will continue to reserve broad powers to direct and control the handling of our home video product. In 2003, we expanded our sales and marketing operations in Western Europe, adding France and Germany to operations already in place in the UK. We also added to our North American sales, marketing and distribution operations with the addition of Canada to our existing U.S. distribution. Furthermore, by early 2004 we plan to have control of all sales, marketing and distribution operations in the UK, France, Germany and Australia.

From 2001 to 2003, we increased our annual worldwide home video gross revenue from feature films from $584.5 million to $1,051.6 million. We believe that this increase is in part a result of effective and efficient sales, marketing and distribution of new release and library product and the growth of the DVD market.

In 2003, we continued to focus on developing strong retail relationships and programs that have increased our in-store presence. This presence has, in turn, increased our exposure to the end-consumer at retail and has had a positive impact on sales. Furthermore, our retailers have recognized our successful sales and distribution effort. In 2003, we were named Vendor of the Year from Best Buy, an award we also won in 2001. We also received the Altitunes Vendor of the Year award and the Shopko Vendor of the Year award for the second consecutive year.

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

We intend to continue capitalizing on growing distribution formats such as DVD. The DVD console installed base in the United States grew from over one million households at the beginning of 1999 to a base of approximately 55.0 million households by the end of 2003. We believe that this rapid growth, combined with the strong desire among new DVD owners to create new film collections, will continue to be a source of incremental revenue for us.

Our DVD sales have increased from $388.1 million in 2001 to $916.1 million in 2003, an increase of approximately 136 percent. The increase in DVD sales was partially offset by a drop in videocassette format sales, resulting in an approximate 80 percent increase in worldwide home video sales. We intend to continue expansion and exploitation of our DVD library product into 2004.

We also intend to capitalize on emerging distribution technologies such as video-on-demand, a technology that gives consumers the ability to order and control the playback of a feature film or other property. As an example, in 2001, we entered into a video-on-demand joint venture, now named Movielink, with four other major studios to distribute our properties. In 2002, Movielink launched a video-on-demand service over the Internet.

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

Domestic Pay Television.    We have a theatrical motion picture output agreement with Showtime requiring our future theatrical motion pictures to air on Showtime’s pay television network. We have extended the output term of the agreement with Showtime to cover pictures theatrically released in the U.S. commencing January 1, 2000 and continuing until the earlier of December 31, 2008 or the delivery of 270 pictures under the agreement. We have delivered 51 titles to date. The license fees for each picture are generally determined according to a formula based on U.S. theatrical rentals of such picture.

In September 2001, we entered into a ten-year licensing agreement with Starz Encore Group that includes over 1,100 of our library films. The deal generates a great deal of revenue and cash flow from the library titles and, because the movies will shift in and out of Starz Encore windows, we will also be able to sell them to other buyers throughout the course of the license term.

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

In February 2002, we transitioned our barter sales operations to MGM-NBC Media Sales, LLC, a new media sales company formed by MGM Domestic Television Distribution LLC and NBC Enterprises, Inc. to act as an agent to sell barter advertising spots received by each company as full or partial consideration from the licensing of feature film and television programming product in the domestic syndication market. The joint venture recognizes income from fees earned on each company’s barter sales and incurs overhead costs to operate the joint venture, which are shared between the companies. Each company is entitled to its share of the net profits or losses of MGM-NBC Media Sales, LLC based on a contractual formula as specified in the agreement.

In connection with the acquisition of MGM/UA by Pathe in November 1990, MGM-Pathe licensed the domestic free television rights to a substantial portion of its library (the UA library and the post-1986 MGM/UA titles in theatrical release at the time, constituting approximately 850 titles) and selected television programs to Turner for a period of ten years beginning from the availability of each such product in that market. The license excludes motion pictures released theatrically beginning in 1987. With respect to most of the motion pictures and television programming covered by the Turner license, the domestic free television rights revert to us between 2002 and 2005. We expect to receive relatively little revenue from the licensing of the product covered by the agreement with Turner in the domestic free television market until such product reverts to us. We are currently engaged in negotiations with Turner pursuant to which we seek to accelerate the termination of the Turner license. We believe that, due to the significant increases in licensing fees for domestic television since 1990, the expiration of the Turner license and our subsequent ability to freely license the library in this market, together with our ability to utilize these titles on MGM branded cable and satellite channels, will generate incremental revenue for us. See “—Film and Television Library.”

In June 2001, we entered into an agreement with the United Paramount Network (UPN) to supply one film per week to the network, which is broadcast in its Saturday daytime slot. We sell the network advertising within the films in a revenue sharing arrangement with UPN. In April 2002, UPN exercised its first option to renew the agreement for an additional year. In March 2003, UPN exercised its second option to renew the agreement for a third year through September 5, 2004. Currently, we are negotiating a new weekly movie agreement.

In April 2002, MGM Worldwide Television Distribution entered into an agreement with the Viacom owned television networks, The New TNN: The National Network (now named Spike TV), CBS and UPN for them to license from us the exclusive U.S. television rights to 15 classic titles from the James Bond franchise. The agreement represents the first time that the three Viacom networks, Spike TV, CBS and UPN, have acquired programming in one cross-platform agreement. In March 2003, we entered into another agreement with those networks for additional Bond titles.

In May 2003, effective in July 2003, we entered into an agreement with Rainbow Media Holdings, Inc., American Movie Classics Company, WE: Womens Entertainment LLC and The Independent Film Channel LLC for them to license from us approximately 200 library films on an exclusive basis and approximately 250 library films on a non-exclusive basis for use on their cable channels. With respect to the exclusive films, the license provides for twelve-month windows of exhibition, which are shorter than customary license windows.

We are also currently negotiating a French-language free television Canadian output agreement with TOS, Inc. which includes ten library features per year over the next four years.

Domestic Cable Television Investment.    On April 2, 2001, we entered into an agreement with Cablevision Systems Corporation, Rainbow Media Holdings, Inc. and four of Rainbow’s subsidiaries. Under the agreement, we made an investment aggregating $825.0 million in two general partnerships owned by Rainbow. As a result, we acquired a 20 percent interest in each of these partnerships effective in April 2001. The partnerships own and operate the cable television channels American Movie Classics, the Independent Film Channel and WE: Women’s Entertainment (formerly known as Romance Classics) and, until recently, Bravo. In December 2002, we sold our 20 percent interest in Bravo to a subsidiary of the National Broadcasting Company, Inc. for $250.0 million in cash. In July 2003, we sold our 20 percent equity interest in the remaining partnerships to Cablevision for $500.0 million.

Network Television.    In 2002, we launched She Spies into syndication with NBC. The show ran on the NBC network during the summer and in syndication in the fall. In early 2003, we renewed the series on the NBC stations for a second season and it is now cleared in over 90 percent of the U.S. for 2003-2004 season.

International Pay and Free Television.    We currently distribute our motion pictures and television product through pay television licenses in over 100 territories. We have output agreements with licensees in major territories, including Germany, France, the United Kingdom, Italy, Japan, Latin America and Brazil. Financial instability and increased concentration of buyers in foreign television markets, including in European pay television markets, may adversely affect our ability to renew output agreements on favorable terms. In 2003, we received $92.1 million in revenue from international pay television distribution, accounting for five percent of our total revenue for the year. In October 2002, we entered into a new output agreement with Premiere, the leading pay-television provider in Germany and Austria. The new agreement replaces our prior agreement with KirchGruppe, which filed for bankruptcy protection in Germany. The new agreement contains lower license fees but also provides for the launch of an MGM-branded channel in Germany. See “—Branded Cable and Satellite Channels.”

We currently distribute our motion pictures and television product through free television licenses in over 100 territories. In 2003, we received $163.3 million in revenues under these agreements, accounting for nine percent of our total revenues for the year. These license arrangements typically provide licensees with the right to exhibit the licensed motion pictures on television for a specific number of airings over a period of three to seven years.

In 1984, MGM/UA entered into a long-term license of free television rights for theatrical, television movies and television series in our library with Degeto Film (Germany). Substantially all of the license fees have already been paid to us, and, therefore, we do not expect to receive significant revenues in future periods. The distribution rights to the motion pictures and television series licensed under the Degeto agreement were scheduled to return to us incrementally through 2010. Effective January 2000, we amended the Degeto agreement to reclaim non-exclusive pay television rights in Germany to the approximately 425 titles subject to the license. In exchange, we agreed to extend Degeto’s now non-exclusive license periods on a majority of the licensed titles by approximately 18 months beyond the original end dates for those titles. This agreement with Degeto now provides us with an opportunity to generate incremental revenue in Germany’s pay television market. See “—Film and Television Library.”

Additionally, Orion entered into certain long-term licenses covering a significant number of its library motion pictures in the international free and pay television markets. Orion had already received substantially all of the license fees under these licenses, prior to our acquisition of Orion, and therefore, we do not expect significant revenue from these licenses in future periods. Orion licensed titles to Capitol Film and TV International (Germany), Compagnie Luxembourgeoise de Telediffusion (France), Film Finance Group, Inc., Principal Network Limited (Italy), Mitsubishi Corporation (Japan) and Televisio de Catalunya, S.A. (Spain). The distribution rights granted to Capitol Film and TV International originally reverted to Orion in 2025. In 2001, we negotiated the early return of 52 titles under license to Capitol Film & TV International for German-speaking Europe, which gives us the opportunity to receive additional incremental license fees for the titles. The majority of distribution rights granted to Compagnie Luxembourgeoise de Telediffusion revert to Orion between 2009 and 2013. The distribution rights granted to Film Finance Group, Inc. and Principal Network Limited revert to Orion through 2013. The distribution rights granted to Televisio de Catalunya, S.A. currently are reverting to Orion, with such reversion being complete in 2010. We believe that, due to the importance of France, Spain, Japan and Italy and the significant increases in licensing fees for television in these markets since 1990, the expiration of these licenses and our subsequent ability to freely license our library in these markets could create substantial incremental revenue.

In March 2001, we entered into an innovative, multi-year alliance with NBC Enterprises & Syndication which was extended in January 2003, under which we will provide distribution services for certain NBC Studios programming across all territories outside of North America. We handle the sales and distribution of all of NBC Studios’ current and future series and movies for television, including the prime-time series Crossing Jordan and Will & Grace and the new series Las Vegas, American Dreams and Happy Family. Also included in the pact are a library component, made-for-television movies, mini-series, soap operas and specials.

In May 2002, we entered into an arrangement to acquire the foreign television rights to the Showtime series entitled The L Word. Showtime aired the two-hour pilot in January 2004 and will air 13 one-hour episodes in 2004.

In March 2002, we entered into a rights and distribution agreement with DIC Entertainment, L.P. for 26 episodes of the animated series Stargate Infinity. Stargate Infinity aired on Fox Network Saturday mornings. All the episodes aired by December 31, 2003.

Branded Cable and Satellite Channels.    We believe that pursuing our strategy of providing strategically pooled, branded MGM programming through the licensing of television channels to cable and satellite operators, as well as through the development of new channels of distribution that deliver our programming, will provide opportunities in the international marketplace as foreign countries continue to develop cable and satellite television infrastructures. We cannot assure you that we will have the financing that may be necessary for such acquisitions or investments, that we will consummate such transactions or that we will be able to realize any anticipated benefits from any such transactions.

We own equity interests in channels reaching the following markets:

Latin America:    In May 1998, MGM and an indirect subsidiary of United Global Com, Inc. combined our respective Latin American cable programming businesses into a joint venture to form MGM Networks Latin America. Under the terms of the joint venture, we acquired a 50 percent equity interest in the venture by contributing our branded Brazilian channel, which began operations in December 1997. In turn, UGC contributed its 100 percent interest in United Family Communications, which also produced and distributed Casa Club TV to satellite and cable television distributors throughout Latin America and Brazil for a 50 percent interest in the joint venture. We have a license agreement with MGM Networks Latin America, licensing certain motion pictures and trademarks to the venture. MGM Networks Latin America’s Spanish language channel and its Portuguese language channel are primarily movie-driven channels programmed by the joint venture primarily with our theatrical and television product. Currently, MGM Network Latin America’s Spanish language channel is distributed throughout Spanish speaking Latin America and the Caribbean, and MGM Networks Latin America’s Portuguese language channel is distributed in Brazil, Portugal and Portuguese speaking markets in Africa. Casa Club TV is a lifestyle channel offering home and garden, food and other lifestyle programming and is distributed in Latin America, Brazil and the United States.

Israel:    In August 1999, we entered into an agreement with Tel-Ad (Israel) to establish a movie channel showcasing the MGM film library in the region. MGM Movie Channel launched on July 1, 2001 into digital cable and direct to home satellite. We hold a 35 percent equity interest in the channel. We have entered into a program licensing agreement with the channel and receive a branding fee for the channel’s use of the MGM brand.

India:    In August 2000, we entered into an agreement with Zee TV (India) to launch a Zee/MGM branded library movie service in India (and its surrounding territories; Pakistan, Bangladesh, Nepal, Sri Lanka and Maldives). Our agreement provides us with a 30 percent equity interest in the venture, which was launched on November 1, 2000. Zee/MGM is broadcast as a pay cable channel in India. Our agreement entitles us to receive license fees for the MGM programming.

New Zealand:    In 2001, we entered into a deal with Sky New Zealand whereby Sky agreed to carry a movie channel showcasing our film library in New Zealand. The channel launched in June 2001 and is broadcast on Sky’s direct to home satellite service. We own 100 percent of the channel.

Pan Regional:    In 2001, we launched what is now our Pan-Regional MGM service. Since our launch, we have entered into numerous affiliations with cable and direct-to-home satellite operators to distribute the channel across a wide array of markets, including Africa, the former Soviet Union, Greece, Turkey, the Netherlands, Malta, Iceland and the Middle East. We own 100 percent of our Pan-Regional channel.

South Korea:    In February 2002, we entered into an agreement with Spectrum DVD Co. Ltd. to launch a 24-hour MGM branded movie channel in South Korea. The channel launched in March 2002 and is carried on the Skylife direct-to-home satellite service across South Korea. We own 33 percent of this joint venture. In 2003, we launched a second 24-hour per day MGM branded movie channel in South Korea through the same joint venture.

German-Speaking Europe.    In October 2002, we announced that we had entered into an agreement with Premiere to launch an MGM-branded channel in Germany and Austria. The channel was launched in April 2003. In October 2003, we began distributing this channel into Switzerland and Liechtenstein through an agreement with Teleclub AG.

Greater China and Southeast Asia.    In July 2003, we announced that we had entered into a strategic alliance with CNBC Asia Pacific to produce and distribute a new MGM branded channel (in English with Chinese subtitles) to cable, satellite and other platform operators across Southeast Asia and the Greater China markets. We own 100 percent of this channel. In August 2003 we announced our first agreement with a pay platform operator in the region, PCCW Limited’s Now Broadband TV platform in Hong Kong. We launched this channel on the Now Broadband TV platform on October 29, 2003. Then on October 28, 2003 we entered into an agreement with Indonesia’s largest multiple systems operator, Kablevison, for distribution of this channel to the company’s basic cable subscribers.

In addition to licensing films and MGM branded television channels, we hold equity positions ranging from approximately five percent to 25 percent in joint ventures such as LAPTV, Telecine, Star Channel and The Movie Network Channels, which are international premium pay television networks broadcasting in different territories around the world. We have entered into license agreements with respect to each of LAPTV, Telecine, Star Channel and The Movie Network Channels, licensing theatrical and television motion pictures to each of the ventures.

Trademarks and Consumer Products

We own a portfolio of over 2,200 trademark registrations around the world for such venerable trademarks as METRO-GOLDWYN-MAYER, MGM, the MGM Lion Logo, UNITED ARTISTS, UA, ORION, CANNON, and variations thereof. We also own or control trademarks and characters associated with motion pictures and television series we produced and/or distributed, such as THE PINK PANTHER and ROCKY. In 2003, we realized over $28.0 million in revenue from the licensing of these trademarks and characters, including interactive media products.

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

In February 1980, our predecessor-in-interest granted to a predecessor-in-interest of MGM MIRAGE an exclusive open-ended royalty-free license to use the trademark MGM, as well as certain stylized lion depictions, in its resort hotel and/or gaming businesses and other businesses not related to filmed entertainment. This license was amended in 1998. In June 2000, the license was further amended to allow MGM MIRAGE to use the trademark MGM in combination with the trademark MIRAGE to the same extent that it was permitted theretofore with regard to the MGM Grand trademarks. In consideration of this further grant of rights, MGM MIRAGE has agreed to pay an annual license fee of $1.0 million. MGM MIRAGE paid us $1.0 million (in advance) in June 2000, $1.0 million in July 2001, $1.0 million in July 2002 and $1.0 million in July 2003. Subsequent annual payments are due on each anniversary date thereafter. We are presently engaged in discussions with MGM MIRAGE to clarify certain terms of the license and separate ownership of the MGM MIRAGE trademarks from our trademarks. A committee of our Board of Directors consisting of Frank Mancuso, A.N. Mosich and Priscilla Presley has been formed to supervise these negotiations and decide whether and on what terms to amend the trademark license.

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

Employees and Labor Matters

As of December 31, 2003, we had approximately 1,280 full-time and part-time regular employees in our worldwide operations. Of that total, approximately 100 were primarily engaged in production and development, approximately 550 were primarily engaged in sales, marketing and distribution and approximately 630 were primarily engaged in management and administration. Approximately 260 of our employees are currently covered by employment contracts. We also hire additional employees on a picture-by-picture basis in connection with the production of our motion pictures and television programming. The salaries of these additional employees, as well as portions of the salaries of certain full-time employees who provide direct production services, are typically allocated to the capitalized cost of the related motion pictures or television programming. We believe that our employee and labor relations are good.

Approximately 19 of our current employees (and many of the employees or independent contractors that we hire on a project-by-project basis) are represented under industry-wide collective bargaining agreements with various unions, including the Writers Guild of America, the Directors Guild of America, the Screen Actors Guild and the International Alliance of Theatrical Stage Employees. The motion picture and television programs produced by MGM Studios, and the other major studios in the United States, generally employ actors, writers and directors who are members of the Screen Actors Guild, Writers Guild of America and Directors Guild of America, pursuant to industry-wide collective bargaining agreements. The collective bargaining agreement with the Writers Guild of America expires on May 1, 2004 and the collective bargaining agreement with the Screen Actors Guild expires on June 30, 2004. Negotiations for new agreements with the Screen Actors Guild have commenced and with the Writers Guild of America are expected to commence in the near future. The Directors Guild of America collective bargaining agreement expires on June 30, 2005. Many productions also employ members of a number of other labor organizations including, without limitation, the International Alliance of Theatrical and Stage Employees and the International Brotherhood of Teamsters. The collective bargaining agreement with Teamsters Local 399, which represents significant numbers of persons within the motion picture and television industry, expires on July 31, 2004 and the collective bargaining agreement with the International Alliance of Theatrical and Stage Employees expires on July 31, 2006. A strike by one or more of the unions that provide personnel essential to the production of motion pictures or television programs could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time involved, could cause delay or interruption in our release of new motion pictures and television programs and thereby could adversely affect our cash flow and revenues. Our revenues from motion pictures and television programs in our library should not be affected and may partially offset the effects of a strike to the extent, if any, that television exhibitors buy more library product to compensate for interruption in their first-run programming.

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

Item 2.    Properties

We lease approximately 341,600 square feet, as well as related parking and storage facilities for our new corporate headquarters in Los Angeles, California under a 15-year lease expiring in May 2018. We also lease approximately 28,500 square feet in New York City for our East Coast publicity, marketing and theatrical and television distribution offices under a lease that expires in June 2004. Additionally, we leased approximately 41,000 square feet in Los Angeles, California, formerly used by Orion, under a lease that expired in January 2004. We also lease approximately 112,185 square feet under a five-year lease which began in August 2003 in the Colorado Center office complex in Santa Monica, California. At December 31, 2003 the aggregate monthly rent for our New York City office, the Los Angeles space formerly used by Orion and our Los Angeles and Santa Monica offices was approximately $1.9 million (in addition to taxes, insurance and certain expenses paid by us). We subleased to third parties the above-described office space formerly used by Orion. In addition, we maintain small home entertainment and domestic theatrical and television distribution branches in various locations in the United States. We have small international television and home entertainment distribution offices in cities including London, Melbourne, Sydney, Frankfurt, Paris and Toronto. The current annual rent for international properties is approximately $1.5 million in the aggregate. Our current monthly rent for the warehouse and storage facilities that house, among other things, our film and video inventory, records, furniture and artwork, is approximately $117,600. We also lease studio facilities and stages from unaffiliated parties. Such leases are generally on an as-needed basis in connection with the production of specific motion picture and television projects.

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

On July 3, 2001, MGM and eight of its subsidiaries were served with a complaint in Brian Rector, Citizens for Truth in Movie Advertising (“CTMA”), et al. v. Metro-Goldwyn-Mayer Inc., et al. (L.A.S.C. Case No. BC253405), which is a class action lawsuit alleging deceptive and unfair business practices, fraudulent concealment, fraudulent inducement, false and misleading advertising, and claims under the Consumers Legal Remedies Act arising from the studio’s use of reviewer quotes in film advertisements without disclosing that the reviewers allegedly received things of value from the studio in connection with press junkets and publicity efforts. The same plaintiffs simultaneously sued nine studios, including the six other major studios in identical but separate class action lawsuits. On September 28, 2001, the plaintiffs amended their complaints to include claims based on allegations that studios use reviewer quotes out of context and include in “trailers” scenes that are not included in the associated films, thus constituting false and misleading advertising. The complaints against the studios seek restitution and disgorgement of all monies attributable to the alleged wrongdoing, as well as compensatory and punitive damages and an injunction requiring the studios to make certain disclosures in their advertising. The studios filed demurrers and motions to strike the complaint. On January 24, 2002, the court granted the studios’ motions to strike the complaint pursuant to the California SLAPP statute. The court entered judgment in favor of the studios on January 14, 2003 and awarded attorneys’ fees and costs against the plaintiffs. Plaintiffs filed a notice of appeal. In September 2003, the case was resolved and the appeal was dismissed.

On December 13, 2002, MGM, one of its subsidiaries, and five retail entities (each of which is indemnified by MGM), were served with a complaint in Warren Eallonardo v. Metro-Goldwyn-Mayer Inc. et al. (L.A.S.C. Case No. BC286950) which is a class action lawsuit alleging fraud, false advertising and unfair business practices under the California Business & Professions Code and Consumer Legal Remedies Act arising from representations contained in packaging of certain of MGM’s DVDs that allegedly mislead or deceive consumers regarding the characteristics of MGM’s widescreen DVDs. The class is alleged to include all those who purchased MGM widescreen DVDs shot in the aspect ratio of 1:85 or 1:33 between certain dates. On July 10, 2003, plaintiff filed its final and Third Amended Complaint in which it added an additional named plaintiff and also added a cause of action for breach of the implied warranty of merchantability. Plaintiffs seek compensatory and punitive damages and attorneys fees. The court thus far has made no findings as to the merits of the litigation, or any ruling to certify a class. Settlement discussions between the parties are proceeding.

In addition, from time to time, we become involved in other litigation arising in the normal course of business. We believe that none of the litigation currently pending will have a material adverse effect on our financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Securityholders

None

Executive Officers of the Company

Alex Yemenidjian, age 48, has been Chairman of the Board and Chief Executive Officer since April 1999 and has been a director since November 1997. Mr. Yemenidjian has served as a director of MGM Grand, Inc. (now known as “MGM MIRAGE”) since 1989. Mr. Yemenidjian served as the President of MGM Grand, Inc. from July 1995 through December 1999. Mr. Yemenidjian has also served MGM Grand, Inc. in other capacities during such period, including as Chief Operating Officer from June 1995 until April 1999 and as Chief Financial

Officer from May 1994 to January 1998. In addition, Mr. Yemenidjian served as an executive of Tracinda from January 1990 to January 1997 and from February 1999 to April 1999.

Christopher J. McGurk, age 47, has been Vice Chairman of the Board and Chief Operating Officer since April 1999. From November 1996 until joining MGM, Mr. McGurk served in executive capacities with Universal Pictures, a division of Universal Studios, most recently as President and Chief Operating Officer. Prior to joining Universal, Mr. McGurk spent eight years at The Walt Disney Company, including as President, Motion Pictures Group, Walt Disney Studios from 1994 to 1996 and as Executive Vice President and Chief Financial Officer thereof from 1990 to 1994.

William A. Jones, age 62, has been Senior Executive Vice President and Secretary since June 1997 and, prior thereto, served as Executive Vice President—Corporate Affairs and Secretary since January 1995. Mr. Jones served as Executive Vice President, General Counsel and Secretary from May 1991 to January 1995 and as General Counsel and Secretary of our predecessors since 1983. Mr. Jones was a director of MGM-Pathe from June 1991 to January 1992.

Daniel J. Taylor, age 47, has been Senior Executive Vice President and Chief Financial Officer since June 1998 and, prior thereto, was Executive Vice President—Corporate Finance since August 1997. From May 1991 to July 1997, Mr. Taylor served as an executive of Tracinda. Prior thereto, Mr. Taylor served as Vice President—Taxes and in various other capacities at our predecessor from 1985 to May 1991.

Jay Rakow, age 51, has been Senior Executive Vice President and General Counsel since August 2000. From May 1988 to l993 and from l996 to 2000, Mr. Rakow was a partner in the law firm of Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP. From 1993 to 1996, Mr. Rakow took a leave from the firm to become Senior Vice President and General Counsel of Paramount Pictures Corporation. Prior to May 1988 Mr. Rakow was with the law firm of Wyman, Bautzer, Christensen, Kuchel & Silbert.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is listed with, and trades on, the New York Stock Exchange under the symbol “MGM.” On February 19, 2004, the closing sale price per share of our common stock on the NYSE, as reported by the Dow Jones News Retrieval, was $17.43. The following table sets forth the high and low sale prices of the common stock on the NYSE, as reported by the Dow Jones News Retrieval, for our two most recent fiscal years.

	High	Low
2002
First Quarter	$23.25	$16.00
Second Quarter	16.90	11.15
Third Quarter	12.50	9.00
Fourth Quarter	15.19	10.65

2003
First Quarter	$14.23	$9.11
Second Quarter	12.75	10.26
Third Quarter	15.45	11.65
Fourth Quarter	17.37	14.90

As of February 19, 2004, there were 235,349,750 shares issued and outstanding and in excess of 2,000 beneficial holders of our common stock, including individual participants in security position listings.

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

The following table provides information as of December 31, 2003 with respect to shares of the Common Stock that are authorized for issuance and may be issued under the Company’s equity compensation plans from time to time to employees and directors of the Company. All of the Company’s equity compensation plans, including the Stock Incentive Plan, the Director Stock Plan and the Employee Incentive Plan, have been approved by the Company’s stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
	(a)		(b)	(c)
Equity compensation plans approved by stockholders	31,177,141	(1)	$19.02	3,131,289	(2)
Equity compensation plans not approved by stockholders	—		—	—

(1)	Consists of shares subject to issuance upon the exercise of outstanding stock options.

(2)	Includes 48,082 shares available for future issuance under the Director Stock Plan and 1,000,000 shares reserved for issuance under certain circumstances pursuant to the Employee Incentive Plan.

Item 6.    Selected Consolidated Financial Data

Our selected consolidated financial data presented below have been derived from our audited consolidated financial statements and should be read in conjunction with the related Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	1999(1)	2000	2001(2)	2002(2)	2003(2)
	(in thousands, except share and per share data)
Statements of Operations Data:
Revenues	$1,142,433	$1,237,447	$1,387,531	$1,654,102	$1,883,027
Expenses:
Operating	957,754	771,811	766,330	1,062,956	983,939
Selling, general and administrative	291,176	339,458	585,255	671,817	882,906
Severance and related costs (recoveries)	76,158	(3,715)	—		—
Contract termination fee	225,000	—	—		—
Depreciation and non-film amortization	24,454	28,648	32,952	20,467	17,300

	1,574,542	1,136,202	1,384,537	1,755,240	1,884,145

Operating income (loss)	(432,109)	101,245	2,994	(101,138)	(1,118)
Write-down on investment in cable channels	—	—	—	—	(93,059)
Gain on sale of equity interest in cable channel	—	—	—	32,514	—
Equity in net earnings (losses) of affiliates	(6,325)	1,953	(2,421)	13,561	310
Interest expense, net of amounts capitalized	(86,445)	(51,425)	(51,494)	(79,929)	(60,229)
Interest and other income, net	3,770	12,706	9,478	7,432	16,148
Due diligence expenses	—	—	—	—	(5,099)

Income (loss) from operations before provision for income taxes	(521,109)	64,479	(41,443)	(127,560)	(143,047)
Income tax provision	(9,801)	(13,480)	(14,297)	(14,687)	(18,714)

Net income (loss) before cumulative effect of accounting change	(530,910)	50,999	(55,740)	(142,247)	(161,761)
Cumulative effect of accounting change	—		(382,318)	—	—

Net income (loss)	$(530,910)	$50,999	$(438,058)	$(142,247)	$(161,761)

Income (loss) per share:
Basic:
Net income (loss) before cumulative effect of accounting change	$(3.36)	$0.25	$(0.24)	$(0.57)	$(0.66)
Cumulative effect of accounting change	—	—	(1.65)	—	—

Net income (loss)	$(3.36)	$0.25	$(1.89)	$(0.57)	$(0.66)

Diluted:
Net income (loss) before cumulative effect of accounting change	$(3.36)	$0.24	$(0.24)	$(0.57)	$(0.66)
Cumulative effect of accounting change	—	—	(1.65)	$—	—

Net income (loss)	$(3.36)	$0.24	$(1.89)	$(0.57)	$(0.66)

Weighted average number of common shares outstanding:
Basic	158,015,955	204,797,589	232,082,403	248,355,556	245,584,705
Diluted	158,015,955	210,313,274	232,082,403	248,355,556	245,584,705

Other Operating Data (unaudited):
Cash flow provided by (used in) operating activities	$(359,877)	$(182,459)	$3,815	(88,779)	$192,515
Cash flow provided by (used in) investing activities	(257,210)	(18,244)	(844,787)	241,113	477,580
Cash flow provided by (used in) financing activities	715,227	125,845	766,941	437,932	(1,201,621)
EBITDA (unaudited)(3, 4)	(407,655)	129,893	35,946	(80,671)	16,182
Capital expenditures	14,883	12,259	9,905	23,055	27,459
Depreciation expense	9,601	13,913	18,218	20,467	17,300

Balance Sheet Data:
Cash and cash equivalents	$152,213	$77,140	$2,698	$593,131	$61,894
Film and television costs, net	2,164,458	2,422,799	2,035,277	1,870,692	1,788,225
Total assets	3,424,361	3,548,190	3,923,164	4,268,974	3,106,571
Bank and other debt	719,438	709,952	836,186	1,156,725	813
Stockholders’ equity	2,116,824	2,309,687	2,489,482	2,514,466	2,328,371

(1)	Reflects the effect of the $225.0 million contract termination settlement with Warner Home Video and $214.6 million of restructuring and other charges for the year ended December 31, 1999.
(2)	Reflects the adoption of American Institute of Certified Public Accountants Statement of Position 00-2 on January 1, 2001, which established new accounting and reporting standards for all producers and distributors that own or hold the rights to distribute or exhibit films. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—New Accounting Pronouncements.” We recorded a one-time, non-cash cumulative effect charge to earnings of $382.3 million for adoption of the standard, primarily to reduce the carrying value of our film and television costs.
(3)	“EBITDA” is defined as earnings before interest, taxes, depreciation and non-film amortization. While management considers EBITDA to be an important measure of comparative operating performance, it should not be construed as an alternative to operating income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles); EBITDA does not reflect cash necessary or available to fund cash requirements, and the items excluded from EBITDA, such as depreciation and non-film amortization, are significant components in assessing our financial performance. Other significant uses of cash flows are required before cash will be available to us, including debt service, taxes and cash expenditures for various long-term assets. Our calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
(4)	Our calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. For purposes of our calculation, EBITDA includes operating income (loss) and the add-back of depreciation and non-film amortization expense of $17,300, $20,467, $32,952, $28,648 and $24,454 for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, respectively.

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

Recent Developments

Dutch Auction Tender Offer.    On December 4, 2003 we commenced a Dutch Auction tender offer to purchase up to 10,000,000 shares of our Common Stock at a purchase price not greater than $18.00 nor less than $16.25 per share. Under the procedures for the Dutch Auction tender offer, our stockholders had the opportunity to tender some or all of their shares of common stock at prices specified by the stockholders. We then determined the lowest price per share within the range of $16.25 to $18.00 per share that would enable us to buy 10,000,000 shares, or such lesser number of shares that are properly tendered and not withdrawn. All shares accepted in the Dutch Auction tender offer were purchased by us at the same determined price per share regardless of whether the stockholders tendered at a lower price. Tracinda and Kirk Kerkorian, our principal stockholders, did not participate in the Dutch Auction tender offer, nor did any members of our Board of Directors or executive management.

The Dutch Auction tender offer expired on January 15, 2004. Pursuant to the Dutch Auction tender offer, we purchased 10,000,000 shares of our Common Stock at an average purchase price of $17.00 per share, or an aggregate amount of $170.0 million, plus offering expenses of approximately $1.0 million. The Dutch Auction tender offer was financed primarily from available cash on hand, net cash flow provided by operating activities and borrowings under the revolving credit facility. See “—Liquidity and Capital Resources.” Following completion of the Dutch Auction tender offer, Mr. Kerkorian and Tracinda together owned approximately 74.0 percent of our outstanding common stock.

Repayment of Term Loans.    On October 27, 2003, all $1.15 billion outstanding under our term loans was repaid from cash on hand and $200.0 million of borrowings under our revolving facility (see “—Liquidity and Capital Resources—Bank Borrowings”). In connection with the repayment of the term loans, we wrote-off deferred loan fees of $3.9 million.

Common Stock Transactions by Tracinda Corporation and Mr. Kerkorian.     Pursuant to the exercise by Tracinda of one of the demand registration rights granted to it in a shareholders agreement, on January 21, 2003 we filed a Registration Statement on Form S-3 under the Securities Act covering the sale by Tracinda of up to 28,750,000 shares of our common stock in an underwritten public offering. The sale was completed on January 30, 2003. We did not receive any of the proceeds from this offering. Under the terms of the shareholders agreement, we paid certain expenses of the offering aggregating approximately $0.5 million.

On October 9, 2003, Mr. Kerkorian and Tracinda completed an unsolicited tender offer and purchased 15,000,000 shares of MGM common stock from existing stockholders at a net price of $16.00 per share.

In the year ended December 31, 2003, we incurred approximately $1.0 million of expenses related to the tender offer, including the cost of a fairness opinion requested by us.

Notice of Termination of Third Party International Subdistribution Agreement.    In June 1999, we entered into an agreement with Fox pursuant to which Fox provides distribution services for our films in the international home video market. This distribution arrangement became effective on February 1, 2000. On June 24, 2003, we gave notice to Fox of our intent to terminate the agreement as of January 31, 2004 as permitted under the agreement. However, we have negotiated to continue the agreement in a modified form under which Fox will continue to provide subdistribution services in certain territories and we will continue to reserve broad powers to direct and control the handling of our home video product.

Sales of Equity Interests in Rainbow Media Cable Channels.    On December 5, 2002, we sold our 20 percent ownership interest in Bravo to an affiliate of the National Broadcasting Company for $250.0 million cash. We reported a gain on the sale of Bravo of $32.5 million in the year ended December 31, 2002.

On July 18, 2003, we sold our 20 percent equity interest in the Rainbow Media cable channels American Movie Classics, The Independent Film Channel and WE: Women’s Entertainment to Cablevision Systems Corporation for $500.0 million. We received $250.0 million cash and a $250.0 million promissory note that matures five months from the closing date. The promissory note requires monthly payments of $2.5 million and bears interest at LIBOR, as defined, plus 4 percent. The Company collected the remaining balance of the note in cash on December 18, 2003. As our investment in these cable channels exceeded the net selling price, we reported a write-down of approximately $93.1 million of our investment in the cable channels.

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

We distribute our motion picture and television productions in foreign countries and, in recent years, have derived approximately 35 to 40 percent of our revenues from foreign sources. Approximately 25 percent of our revenues are denominated in foreign currencies. In addition, we incur certain operating and production costs in foreign currencies. As a result, fluctuations in foreign currency exchange rates can adversely affect our business, results of operations and cash flows. We, in certain instances, enter into foreign currency exchange contracts in order to reduce exposure to changes in foreign currency exchange rates that affect the value of our firm commitments and certain anticipated foreign currency cash flows. These contracts generally mature within one year. We do not enter into foreign currency contracts for speculative purposes. Realized gains and losses on contracts that hedge anticipated future cash flows were not material in any of the periods presented herein. We had foreign currency exchange contracts relating to 26.1 million Canadian dollars and 8.1 million pounds sterling (or the equivalent $31.8 million) outstanding at December 31, 2003. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

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

The major studios generally fund production costs from cash flow generated by motion picture and related distribution activities or bank and other financing methods. Over the past decade, expenses in the motion picture industry have increased rapidly as a result of increased production costs and distribution expenses. See “Item 1. Business—The Motion Picture and Television Industry—Motion Picture Production.” Additionally, each of the major studios must fund substantial overhead costs, consisting primarily of salaries and related costs of the production, distribution and administrative staffs, as well as facilities costs and other recurring overhead.

Collective Bargaining Agreements.    The motion picture and television programs produced by MGM Studios, and the other major studios in the United States, generally employ actors, writers and directors who are members of the Screen Actors Guild, Writers Guild of America and Directors Guild of America, respectively, pursuant to industry-wide collective bargaining agreements. The collective bargaining agreement with the Writers Guild of America expires on May 1, 2004 and the collective bargaining agreement with the Screen Actors Guild expires on June 30, 2004. Negotiations for new agreements with the Screen Actors Guild have commenced, and negotiations with the Writers Guild of America are expected to commence in the near future. The Directors Guild of America collective bargaining agreement expires on June 30, 2005. Many productions also employ members of a number of other labor organizations including, without limitation, the International Alliance of Theatrical and Stage Employees and the International Brotherhood of Teamsters. The collective bargaining agreement with Teamsters Local 399, which represents significant numbers of persons within the motion picture and television industry, expires on July 31, 2004 and the collective bargaining agreement with the International Alliance of Theatrical and Stage Employees expires on July 31, 2006. A strike by one or more of the unions that provide personnel essential to the production of motion pictures or television programs could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time involved, could cause delay or interruption in our release of new motion pictures and television programs and thereby could adversely affect our cash flow and revenues. Our revenues from motion pictures and television programs in our library should not be affected and may partially offset the effects of a strike to the extent, if any, that television exhibitors buy more library product to compensate for interruption in their first-run programming.

Significant Accounting Practices

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

Equity Investments.    We are accounting for our investment in cable channels in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” In accordance with APB Opinion No. 18, management continually reviews its equity investments to determine if any impairment has occurred. If, in management’s judgment, an investment has sustained an other-than-temporary decline in its value, the investment is written down to its fair value by a charge to earnings. Such determination is dependent on the specific facts and circumstances, including the financial condition of the investee, subscriber demand and growth, demand for advertising time and space, the intent and ability to retain the investment, and general economic conditions in the areas in which the investee operates. We reported a write-down of approximately $93.1 million on our investment in three cable channels during the year ended December 31, 2003 (see “Recent Developments—Sale of Equity Interests in Rainbow Media Cable Channels”). For a summary of our significant accounting policies, see Note 1 to Consolidated Financial Statements.

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” According to this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value-based test is performed. Under this statement, the carrying value of assets are calculated at the lowest level for which there are identifiable cash flows, which include feature film operations, television programming operations, cable channels and other businesses (consumer products, music and interactive operations). We adopted this statement beginning January 1, 2002, and upon adoption we did not recognize any impairment of goodwill as we expect to receive future benefits from previously acquired goodwill over an indefinite period of time. Accordingly, beginning January 1, 2002, we have foregone all related amortization expense, which, including amounts related to our equity investments, totaled $34.1 million for the year ended December 31, 2001. Since we were recording our equity in net earnings of the Rainbow Media cable channels on a one-quarter lag, amortization of goodwill of these cable channels ($9.5 million for the period from January 1, 2002 to March 31, 2002) is not included in the calculation of our equity in the net earnings in this investment commencing on April 1, 2002.

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

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which establishes criteria to identify variable interest entities and the primary beneficiary of such entities. An entity that qualifies as a variable interest entity must be consolidated by its primary beneficiary. All other holders of interests in a variable interest entity must disclose the nature, purpose, size and activity of the variable interest entity as well as their maximum exposure to losses as a result of involvement with the variable interest entity. Interpretation No. 46 was revised in December 2003 and is effective for financial statements of public entities that have special-purpose entities, as defined, for periods ending after December 15, 2003. For public entities without special-purpose entities, it is effective for financial statements for periods ending after March 15, 2004. We do not have any special-purpose entities, as defined, and are currently evaluating the provisions of this statement as it relates to its various forms of investments. We do not expect Interpretation No. 46 to have a material effect on our financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset in some circumstances. Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We implemented this statement on July 1, 2003. The impact of such adoption did not have a material effect on our financial statements

In December 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” This statement retains the disclosure requirements contained in Statement of Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which it replaces. It requires additional disclosures to those in the original Statement of Financial Accounting Standards No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. This statement is effective for financial statements with fiscal years ending after December 15, 2003. We implemented the Statement of Financial Accounting Standards No. 132 (revised 2003) on December 15, 2003. The impact of such adoption did not have a material effect on our financial statements.

Results of Operations

The following table sets forth our reported operating results for the years ended December 31, 2003, 2002 and 2001.

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Revenues:
Feature films	$1,651,870	$1,416,947	$1,217,969
Television programs	189,997	171,220	137,967
Other	41,160	65,935	31,595

Total revenues	1,883,027	1,654,102	1,387,531

Operating income (loss):
Feature films	107,922	(40,052)	101,842
Television programs	24,869	4,902	12,715
Other	23,034	39,336	14,081
General and administration expenses	(139,643)	(84,857)	(92,692)
Depreciation and non-film amortization	(17,300)	(20,467)	(32,952)

Operating income (loss)	(1,118)	(101,138)	2,994
Write-down of investment in cable channels	(93,059)	—	—
Gain on sale of equity interest in cable channel	—	32,514	—
Equity in net earnings (losses) of affiliates	310	13,561	(2,421)
Interest expense, net of amounts capitalized	(60,229)	(79,929)	(51,494)
Interest and other income, net	16,148	7,432	9,478
Due diligence expenses	(5,099)	—	—

Loss before provision for income taxes	(143,047)	(127,560)	(41,443)
Income tax provision	(18,714)	(14,687)	(14,297)

Net loss before cumulative effect of accounting change	(161,761)	(142,247)	(55,740)
Cumulative effect of accounting change	—	—	(382,318)

Net loss	$(161,761)	$(142,247)	$(438,058)

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

Unconsolidated companies include our previously held investment in the Rainbow Media Group cable channels and our investment in an on-demand movie service joint venture (see “—Recent Developments” above), as well as various interests in international cable channels, the majority of which are accounted for under the equity method. Consolidated and unconsolidated companies’ revenues, operating income (loss) and EBITDA are as follows:

	2003	2002	2001
	(in thousands)
	(unaudited)
Revenues:
Consolidated companies	$1,883,027	$1,654,102	$1,387,531
Unconsolidated companies	56,758	134,757	77,674

Total	$1,939,785	$1,788,859	$1,465,205

Operating income (loss):
Consolidated companies	$(1,118)	$(101,138)	$2,994
Unconsolidated companies	2,136	15,306	849

Total	$1,018	$(85,832)	$3,843

EBITDA:
Consolidated companies	$16,182	$(80,671)	$35,946
Unconsolidated companies	5,424	30,035	20,021

Total	$21,606	$(50,636)	$55,967

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

The following table reconciles consolidated and unconsolidated EBITDA to net income (loss) for the years ended December 31, 2003, 2002 and 2001:

	Year ended December 31,
	2003	2002	2001
		(in thousands)
Consolidated:
EBITDA	$16,182	$(80,671)	$35,946
Depreciation and non-film amortization	(17,300)	(20,467)	(32,952)

Operating income (loss)	(1,118)	(101,138)	2,994
Write-down of investment in cable channels	(93,059)	—	—
Gain on sale of equity interest in cable channel	—	32,514	—
Equity in net earnings (losses) of affiliates	310	13,561	(2,421)
Interest expense, net of amounts capitalized	(60,229)	(79,929)	(51,494)
Interest and other income	16,148	7,432	9,478
Due diligence expenses	(5,099)	—	—

Loss before provision for income taxes	(143,047)	(127,560)	(41,443)
Income tax provision	(18,714)	(14,687)	(14,297)

Net loss before cumulative effect of accounting change	(161,761)	(142,247)	(55,740)
Cumulative effect of accounting change	—	—	(382,318)

Net loss	$(161,761)	$(142,247)	$(438,058)

Unconsolidated:
EBITDA	$5,424	$30,036	$18,928
Depreciation and non-film amortization	(3,288)	(14,730)	(20,499)

Operating income (loss)	2,136	15,306	(1,571)
Interest and other income (expense), net	(227)	14	1,647

Income (loss) before provision for income taxes	1,909	15,320	76
Income tax provision	(1,599)	(1,759)	(2,497)

Net income (loss)	$310	$13,561	$(2,421)

See further details of operating changes under segments discussion below.

Feature Films

Consolidated feature films revenues, operating income (loss) as follows:

	2003	2002	2001
	(in thousands)
Revenues	$1,651,870	$1,416,947	$1,217,969
Operating income (loss)	$107,922	$(40,052)	$101,842

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues.    Feature film revenues increased by $234.9 million, or 17 percent, to $1,651.9 million in the year ended December 31, 2003 as compared to the year ended December 31, 2002.

Worldwide theatrical revenues decreased by $40.4 million, or 15 percent, to $220.9 million in 2003. In 2003, we benefited from the theatrical releases Legally Blonde 2: Red, White and Blonde, Good Boy!, Out Of Time, Agent Cody Banks, Jeepers Creepers 2 and Uptown Girls, as well as the continued successful worldwide theatrical release of Die Another Day. Additionally, in 2003 we released Bulletproof Monk, It Runs In The Family, A Guy Thing and Dark Blue, as well as the release on a limited basis of four other films. In 2002, our releases generated higher theatrical revenues, principally due to the release of Die Another Day and Barbershop. We also released during 2002 the films Windtalkers, Crocodile Hunter, Bowling For Columbine, Rollerball, Hart’s War and Deuce’s Wild, as well as 11 other titles released on a limited basis. Overall, in 2003, we released 14 new feature films domestically and 11 films internationally, as compared to the release of 19 new feature films domestically and five films internationally in 2002.

Worldwide home video revenues increased by $292.4 million, or 39 percent, to $1,051.6 million in 2003. In 2003, our home video releases, including Die Another Day, Legally Blonde 2: Red, White and Blonde, Barbershop, Agent Cody Banks, Jeepers Creepers 2, Bulletproof Monk, Bowling For Columbine, A Guy Thing, Dark Blue, It Runs In The Family, Igby Goes Down, Evelyn and Killing Me Softly, generated substantially more revenue than our 2002 home video releases earned in 2002, which included the home video releases Windtalkers, Crocodile Hunter, Bandits, Rollerball, Jeepers Creepers, Hart’s War, What’s The Worst That Could Happen, Original Sin, Ghost World and Deuce’s Wild. Additionally, in 2003, worldwide DVD sales increased to $916.1 million, or 58 percent, from $579.5 million in 2002.

Worldwide pay television revenues from feature films increased by $15.0 million, or ten percent, to $167.0 million in 2003. In 2003, we delivered 18 new films to domestic pay television, including Die Another Day, Barbershop, Windtalkers, Crocodile Hunter, Hart’s War, A Guy Thing, Bowling For Columbine, Igby Goes Down and Deuce’s Wild, as compared to the delivery of ten new films in 2002, which included Hannibal, Legally Blonde, Heartbreakers, Bandits, Jeepers Creepers, What’s The Worst That Could Happen and Original Sin. Sales in international pay television markets increased in 2003 due to the licensing of Legally Blonde internationally and increased sales of library product. Network television revenues decreased by $8.9 million, or 27 percent, to $24.4 million in 2003, principally due to the delivery of Hannibal and Return To Me in 2003, which combined carried lower license fees than The World Is Not Enough and The Thomas Crown Affair which were delivered in 2002. Worldwide syndicated television revenues from feature films decreased by $24.0 million, or 12 percent, to $177.5 million in 2003. In 2002, we realized significant license fees from the sale of the James Bond films to domestic television. There were no similar sales in 2003.

Other revenues increased by $0.8 million, or eight percent, to $10.6 million in 2003, principally due to increased entitlement royalties.

Operating Results.    Operating income from feature films improved by $155.5 million to $115.4 million in 2003 as compared to a loss of $40.1 million in 2002. This improvement generally reflected the significant increase in revenues discussed above as well as improved film performance. In 2003, we benefited from the continued successful theatrical release of Die Another Day as well as the theatrical releases of Legally Blonde 2: Red, White and Blonde, Good Boy!, Out Of Time, Agent Cody Banks, Jeepers Creepers 2 and Uptown Girls, and the home video release of Die Another Day, Legally Blonde 2: Red, White and Blonde, Barbershop, Agent Cody Banks and Jeepers Creepers 2, among others. Additionally, in 2003, we benefited from significant television license fees generated by Die Another Day in domestic pay television and Hannibal in network television. In 2002, we benefited from the successful theatrical releases of Die Another Day, Barbershop, Crocodile Hunter and Bowling For Columbine and the home video release of Windtalkers, Bandits and Crocodile Hunter, as well as the network and international television licensing of The World Is Not Enough.

Operating results in 2002 principally reflected the disappointing theatrical performances of certain of our releases, including Windtalkers, Rollerball and Hart’s War. In 2003, we incurred feature film write-downs of only $3.5 million as compared to write-downs of $82.0 million in 2002 relating to the aforementioned films. Our home video margin improved in 2003 due to increased sales, product mix and lower manufacturing costs. In 2003, we incurred lower project development write-offs than in 2002, which improved operating results by $8.0 million compared to 2002. Also, in 2002 we incurred higher bad debt expenses associated with customer bankruptcies or liquidity issues, resulting in additional charges of $11.9 million as compared to 2003. The improved results in 2003 were partially offset by increased distribution costs, which were $20.8 million higher than in 2002, associated with our theatrical release slate (see above) and film library. Additionally, in 2003, we incurred a charge associated with the settlement of negotiations with a third-party distributor regarding the distribution of our product in the international home video markets (see “—Recent Developments—Notice of Termination of Third Party International Home Video Subdistribution Services Agreement”).

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

Operating Results.    Operating income from feature films decreased by $141.9 million, or 139 percent, to a loss of $40.1 million in 2002 as compared to a profit of $101.8 million in 2001. In 2002, we benefited from the successful theatrical performances of Die Another Day, Barbershop and Crocodile Hunter, among others. However, the decrease in operating income and EBITDA from feature films in 2002 principally reflected the disappointing theatrical performances of certain of our releases earlier in the year, including Windtalkers, Rollerball, Hart’s War and Deuce’s Wild. Correspondingly, in 2001, we benefited from the successful theatrical performances of Hannibal, Legally Blonde, Heartbreakers and Jeepers Creepers. In 2002, we incurred higher theatrical distribution costs due to the increase in the number of films released compared to 2001, resulting in additional charges of $67.0 million. Additionally, in 2002, we incurred increased feature film write-downs of $82.0 million as compared to write-downs of $17.7 million in 2001. Also, in 2002 we incurred higher bad debt expenses associated with customer bankruptcies or liquidity issues, resulting in additional charges of $14.6 million as compared to 2001. Partially offsetting these comparisons was the significant improvement in home video performance in 2002 discussed above.

Television Programming

Consolidated television programming revenues, operating income are as follows:

	2003	2002	2001
	(in thousands)
Revenues	$189,997	$171,220	$137,967
Operating income	$24,869	$4,902	$12,715

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues.    Television programming revenues increased by $18.8 million, or 11 percent, to $190.0 million in the year ended December 31, 2003 as compared to the year ended December 31, 2002.

Network television revenues increased by $2.2 million, or 31 percent, to $9.4 million in 2003 due to the delivery of the new series Fame. There were no new series on network television in 2002. Worldwide pay television revenues increased by $11.9 million, or 53 percent, to $34.3 million in 2003, principally due to the delivery of the new series Dead Like Me and the second year of Jeremiah on domestic pay television, as well as the delivery in international markets of two made-for-television movies. In 2002, we had Jeremiah on domestic pay television as well as the delivery of one made-for-television miniseries, Carrie. Worldwide syndicated television programming revenues decreased by $15.1 million, or 13 percent, to $101.9 million in 2003. In 2003, we delivered only one season of Stargate SG-1 to basic cable as compared to the delivery in 2002 of four seasons of Stargate SG-1 to domestic basic cable. Additionally, we had the new series She Spies in syndication in both 2003 and 2002. Worldwide home video revenues with respect to television programming increased by $20.2 million, or 89 percent, to $43.0 million in 2003, primarily due to worldwide sales of Stargate SG-1.

Other revenues decreased by $0.4 million, or 22 percent, to $1.4 million in 2003 due to lower third party royalties collected in the period.

Operating Results.    Operating income from television programming increased by $20.0 million, or 407 percent, to $24.9 million in 2003, principally due to the increase in revenues discussed above and lower write-downs associated with new series, as well as decreased bad debt expense.

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

Other revenues increased by $0.8 million, or 80 percent, to $1.8 million in 2002 due to higher third-party royalties collected in the period.

Operating Results.    Operating income from television programming decreased by $7.8 million, or 61 percent, to $4.9 million in 2002 as compared to 2001, principally due to increased write-downs on new series as well as higher bad debt expense.

Other Businesses

Consolidated revenues and operating income from other businesses, including consumer products, interactive media and branded programming services, music soundtrack and royalty income, are as follows:

	2003	2002	2001
	(in thousands)
Revenues	$41,160	$65,935	$31,595
Operating income	$23,034	$39,336	$14,081

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues.    Revenues from other businesses decreased by $24.8 million, or 38 percent, to $41.2 million in 2003 as compared to 2002. Operating results in 2003 included consumer products revenue of $14.0 million and music soundtrack and royalty revenue of $8.7 million, as compared to consumer products revenue of $13.3 million and music soundtrack and royalty revenue of $9.8 million in 2002. Interactive media revenues were $14.4 million in 2003, which included royalties from the interactive game 007-Nightfire which was initially released in 2002, as compared to interactive revenues of $25.6 million in 2002, which included royalties from the interactive game releases 007-Nightfire and 007-Agent Under Fire. Branded programming services revenues aggregated $3.8 million in 2003 as compared to $1.9 million in 2002. The increase in branded programming services revenue in 2003 was due to additional MGM branded cable channels launched during the year. Other revenues in 2002 included a favorable settlement with a vendor of $13.2 million. There were no comparable recoveries in 2003. Revenues from other businesses in 2003 included the receipt of $0.3 million in third-party audit recoveries and other miscellaneous income as compared to $2.1 million for such items in 2002.

Operating Results.    Operating income from other businesses decreased by $16.3 million, or 41 percent, to $23.0 million in 2003. Expenses for other businesses include interactive product costs of $8.2 million in 2003 as compared to $15.5 million of such costs in 2002, which were associated with the increased interactive game revenues in 2002. Consumer product costs were $2.6 million in 2003 and $2.7 million in 2002. Overhead costs related to other businesses aggregated $7.8 million in 2003 and $5.8 million in 2002. Other expenses, including distribution costs associated with music and branded programming services, aggregated $5.5 million in 2003 and $4.0 million in 2002. We recognized foreign currency transaction gains of $6.1 million in 2003 and $1.3 million in 2002.

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

Operating Results.    Operating income from other businesses increased by $25.3 million, or 179 percent, to $39.3 million in 2002, principally due to the favorable interactive game revenues and vendor settlement mentioned above, as well as lower overhead costs. Expenses for other businesses include interactive product costs of $15.5 million in 2002 as compared to $4.1 million of such costs in 2001. Consumer products cost of sales were $2.7 million in 2002 and $2.6 million in 2001. Overhead costs related to other businesses aggregated $5.8 million in 2002 and $8.3 million in 2001. The decrease in overhead costs principally reflected reduced spending on branded programming services and our website. Other expenses aggregated $2.6 million in 2002 and $2.5 million in 2001. Such expenses include distribution costs associated with music and branded programming services, as well as foreign currency transaction gains or losses.

Corporate and Other

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

General and Administrative Expenses.    In 2003, general and administrative expenses increased by $54.8 million, or 65 percent, to $139.6 million, as compared to 2002. In 2003, incentive plan costs were $41.1 million higher than in 2002, when we realized a benefit principally from the change in the price of our common stock, associated with certain of our current employees and certain of our former senior executives. Additionally, in 2003 facilities charges increased by $9.1 million, reflecting increased office space and higher insurance costs. We also incurred relocation costs of approximately $1.5 million in 2003 to move to our new corporate headquarters. The balance of the increase reflected higher professional fees in 2003.

Depreciation and Non-Film Amortization.    Depreciation expense in 2003 decreased by $3.2 million, or 15 percent, to $17.3 million, as compared to 2002, due to fixed asset retirements in the period related to our move to our new corporate headquarters, partially offset by new fixed asset purchases placed in service during the period.

Write-Down of Investment in Cable Channels.    On July 18, 2003, we sold our 20 percent equity interest in the American Movie Classics, The Independent Film Channel and WE: Women’s Entertainment cable channels to Cablevision Systems Corporation for $500.0 million. As our investment in these cable channels exceeded the net selling price, we recorded a write-down of our investment in the cable channels of $93.1 million during 2003.

Gain on Sale of Equity Interest in Cable Channel.    On December 5, 2002, MGM Networks U.S. and Cablevision, together with an affiliate of Cablevision, sold their ownership interests in Bravo to an affiliate of the National Broadcasting Company for $1.25 billion, of which our portion was all in the form of cash. The proceeds were divided between Cablevision and MGM Networks U.S. in accordance with their 80 percent and 20 percent ownership interests in Bravo. We received $250.0 million in cash from an affiliate of the National Broadcasting Company for our interest in Bravo, and recorded a gain of $32.5 million on the sale.

Equity in Net Earnings (Losses) of Affiliates.    In 2003, operating income from unconsolidated companies was $2.1 million and net income was $0.3 million (which included operating income of $5.0 million and net income of $4.8 million from our interest in the Rainbow Media cable channels for the quarter ended March 31, 2003). Beginning April 1, 2003, we ceased recording our 20 percent share of the operating results of the Rainbow Media cable channels as the book value was written down to the net sales proceeds. We subsequently sold our equity interest in the three remaining cable channels to Cablevision on July 18, 2003. Our equity interest in the Bravo cable channel was sold to an affiliate of the National Broadcasting Company on December 5, 2002.

In 2002, operating income from unconsolidated companies was $15.3 million and net income was $13.6 million. In 2002, we benefited from the inclusion of our share of the operating results of the Rainbow Media Group cable channels, which contributed operating income of $20.7 million and net income of $20.6 million.

Due to the one-quarter lag in reporting of this investment, 2002 operating and net income was reduced by amortization of goodwill of $9.5 million related to our investment in the cable channels.

Interest Expense, Net of Amounts Capitalized.    Net interest expense in 2003 decreased by $19.7 million, or 25 percent, to $60.2 million, as compared to 2002. The decrease was primarily due to the repayment of $1.15 billion of term loans on October 27, 2003, previously outstanding under our credit facilities, as well as reduced borrowing rates. Additionally, in 2003 we wrote-off deferred financing fees of $3.9 million associated with the repayment of the term debt, which have been included in interest expense.

Interest and Other Income, Net.    Interest and other income in 2003 increased by $8.7 million, or 117 percent, to $16.1 million, as compared to 2002 due to increased interest income earned on our short-term investments. We had significantly higher average invested cash balances in 2003 than in 2002, principally due to the net proceeds received from the sale of the Rainbow Media cable channels in 2002 and 2003, which aggregated approximately $750.0 million, as well as the receipt of an additional $40 million in dividends in 2002 and 2003 from the Rainbow Media cable channels, as well as the refinancing of our credit facilities in June 2002.

In 2003, we incurred approximately $1.0 million in expenses for the completion of a tender offer for our common stock by Mr. Kerkorian and Tracinda Corporation, our principal stockholders (see “Recent Developments”).

Due Diligence Expenses.    In 2003, we incurred due diligence expenses associated with the investigation of the target of a potential acquisition that was not completed. These costs aggregated approximately $5.1 million.

Income Tax Provision.    The provision for income taxes in 2003 increased by $4.0 million, or 27 percent, to $18.7 million, as compared to 2002, principally due to foreign remittance taxes attributable to increased international distribution revenues.

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

Equity in Net Earnings (Losses) of Affiliates.    In 2002, operating income from unconsolidated companies was $15.3 million and net income was $13.6 million, respectively. In 2002, we benefited from the inclusion of our share of the operating results of the Rainbow Media Group cable channels, which contributed operating income of $20.7 million and net income of $20.6 million (of which operating income of $6.3 million and net income of $5.8 million pertained to Bravo). Due to the one-quarter lag in reporting of this investment, 2002 operating and net income was reduced by amortization of goodwill of $9.5 million related to our investment in the cable channels. In 2001, operating income from unconsolidated companies, including amortization of goodwill of $19.4 million, was $0.8 million and net losses were $2.4 million, respectively (of which operating loss and net loss of $0.1 million pertained to Bravo).

Interest Expense, Net of Amounts Capitalized.    Net interest expense in 2002 increased by $28.4 million, or 55 percent, to $79.9 million, as compared to 2001, primarily due to the write-off of deferred loan fees of $11.4 million associated with our credit facility, which was amended during the period, as well as additional borrowings associated with the refinancing of our credit arrangements.

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

Liquidity and Capital Resources

General.    Our operations are capital intensive. In recent years we have funded our operations primarily from (a) the sale of equity securities, (b) bank borrowings and (c) internally generated funds. During the year ended December 31, 2003, the net cash provided by operating activities was $192.5 million, which included spending associated with film and television production and distribution costs of $840.5 million; net cash provided by investing activities was $477.6 million, which included the receipt of $497.3 million (net of selling costs) from the sale of our 20 percent equity interest in three cable channels, an additional $10.0 million in dividends received from such cable channels and $6.5 million collected from the maturity of short-term investments, partially offset by $27.5 million in property and equipment purchases, $5.1 million in due diligence expenses and $3.6 million in affiliate advances; and net cash used by financing activities was $1.20 billion, including the repayment of our term loans under our credit facilities of $1.15 billion and the acquisition of treasury shares of $49.8 million under our share repurchase program.

Dutch Auction Tender Offer.    On December 4, 2003, we commenced a Dutch Auction tender offer to purchase up to 10,000,000 shares of our common stock at a purchase price not greater than $18.00 nor less than $16.25 per share. Under the procedures for a Dutch Auction tender offer, our stockholders had the opportunity to tender some or all of their shares of common stock at prices specified by the stockholders. We then determined the lowest price per share within the range of $16.25 to $18.00 per share that would enable us to buy 10,000,000 shares, or such lesser number of shares that are properly tendered and not withdrawn. All shares accepted in the Dutch Auction tender offer were purchased by us at the same determined price per share regardless of whether the stockholder tendered at a lower price. Tracinda and Mr. Kerkorian, our principal stockholders, did not participate in the Dutch Auction tender offer; nor did any members of our Board of Directors or any of our executive officers.

The Dutch Auction tender offer expired on January 15, 2004. Pursuant to the Dutch Auction tender offer, we purchased 10,000,000 shares of our common stock at an average purchase price of $17.00 per share, or an aggregate amount of $170.0 million, plus offering expenses of approximately $1.0 million. The Dutch Auction tender offer was financed primarily from available cash on hand, net cash flow provided by operating activities and borrowings under the revolving credit facility.

Sales of Equity Interests in Rainbow Media cable channels.    On December 5, 2002, we sold our 20 percent ownership interest in Bravo to an affiliate of the National Broadcasting Company for $250.0 million cash.

On July 18, 2003 we sold our 20 percent ownership interest in American Movie Classics, the Independent Film Channel and WE: Women’s Entertainment to Cablevision Systems Corporation for $500.0 million. We received $250.0 million cash and a $250.0 million promissory note that matured five months from the closing date. The promissory note required monthly payments of $2.5 million and bore interest at LIBOR, as defined, plus four percent. On December 18, 2003, we received the final cash payment of $242.8 million from Cablevision, which represented the outstanding balance of the note plus accrued interest.

Treasury Stock.    On July 26, 2002, we announced a share repurchase program authorizing the purchase of up to 10,000,000 million shares of our common stock. We intend to fund the repurchase program from available cash on hand. On November 12, 2003, our Board of Directors increased its authorization for our share repurchase program by an additional 2,500,000 shares, to a total of 12,500,000 shares. As of December 31, 2003, we had repurchased 7,488,000 shares of common stock at an average price of $11.02 per share, for an aggregate cost of $82.5 million.

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

As of February 18, 2004, we had $460.0 million, including commercial letters of credit, available under our revolving facility. Currently, the revolving facility bears interest at 2.75 percent over the Adjusted LIBOR rate, as defined therein (3.84 percent at February 18, 2004). The revolving facility matures on June 30, 2007.

Our credit facility contains various covenants, including limitations on indebtedness, dividends and capital expenditures, and maintenance of certain financial ratios. Our credit facility limits the amount of the investment in MGM which may be made by Metro-Goldwyn-Mayer Studios Inc. and Orion Pictures Corporation, both of which are wholly-owned subsidiaries, in the form of loans or advances, or purchases of capital stock of MGM, up to a maximum aggregate amount of $500.0 million. Such covenant does not preclude MGM from using its own resources to purchase its capital stock. As of December 31, 2003, $84.4 million was loaned to MGM by MGM Studios to fund the purchase of treasury stock by MGM. Restricted net assets of Metro-Goldwyn-Mayer Studios Inc. and Orion Pictures Corporation at December 31, 2003 are approximately $2.0 billion. Although we are in compliance with all terms of our credit facility, there can be no assurances that we will remain in compliance with such covenants or other conditions under our credit facility in the future.

Cash Provided by (Used in) Operating Activities.    In 2003, cash provided by operating activities was $192.5 million compared to cash used in operating activities of $88.8 million in 2002. The improvement in operating cash flows in 2003 reflected increased theatrical and home entertainment distribution receipts, which were partially offset by film and television production and distribution costs, which aggregated $840.5 million in 2003 as compared to $752.5 million in 2002.

Cash Provided By Investing Activities.    In 2003, cash provided by investing activities was $477.6 million, which included the receipt of $497.3 million (net of selling costs) from the sale of our 20 percent equity interest in three cable channels, an additional $10.0 million in dividends received from the cable channels and $6.5 million collected from the maturity of short-term investments, partially offset by property and equipment purchases of $27.5 million, $5.1 million in due diligence expenses and advances to affiliates of $3.6 million. In 2002, cash provided by investing activities was $241.1 million, which included $250.0 million received on the sale of our 20 percent equity interest in Bravo as well as a working capital distribution received from the Rainbow Media cable channels of $30.0 million, partially offset by property and equipment purchases of $23.1 million, advances to affiliates of $9.4 million and the purchase of short-term investments of $6.5 million.

Cash Provided by (Used in) Financing Activities.    In 2003, cash used in financing activities was $1.20 billion, which included the repayment of our term loans of $1.15 billion and the cost of acquisition of treasury stock of $49.8 million. In 2002, cash provided by financing activities was $437.9 million, which included net advances under bank borrowings of $320.5 million and net proceeds from the sale of equity securities of $166.9 million, less the cost of acquisition of treasury stock of $32.7 million and refinancing fees for our credit facilities of $16.8 million.

Commitments.    Future minimum annual commitments under bank and other debt agreements, non-cancelable operating leases, employment agreements, creative talent agreements and commercial letters of credit as of December 31, 2003 are as follows (in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total
Bank and other debt	$813	$—	$—	$—	$—	$—	$813
Operating leases	27,100	26,528	27,140	28,003	26,408	241,060	376,239
Employment agreements	47,789	27,621	12,056	1,067	—	—	88,533
Creative talent agreements	69,528	8,554	912	—	—	—	78,994
Letters of credit	20,038	—	—	—	—	—	20,038

Total	$165,268	$62,703	$40,108	$29,070	$26,408	$241,060	$564,617

We do not expect our obligations for property and equipment expenditures, including the purchase of computer systems and equipment and leasehold improvements, to exceed $35.0 million per year.

We are obligated to fund 50 percent of the expenses of MGM Networks Latin America up to a maximum of approximately $25.25 million. We have funded approximately $24.8 million under such obligation as of December 31, 2003.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of interest rate changes as a result of our variable rate long-term debt. Historically, we have entered into interest rate swap agreements whereby we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate amounts calculated by reference to an agreed notional principal amount. As of February 18, 2004, the outstanding balance of $             million under our revolving facility was exposed to interest rate risk. We will continue to evaluate strategies to manage the impact of interest rate changes on earnings and cash flows.

We are subject to market risks resulting from fluctuations in foreign currency exchange rates because approximately 25 percent of our revenues are denominated, and we incur certain operating and production costs, in foreign currencies. In certain instances, we enter into foreign currency exchange contracts in order to reduce exposure to changes in foreign currency exchange rates that affect the value of our firm commitments and certain anticipated foreign currency cash flows. We currently intend to continue to enter into such contracts to hedge against future material foreign currency exchange rate risks. The following table provides information about our foreign currency forward contracts outstanding at December 31, 2003 (in thousands, except spot and forward rates):

	Amounts Scheduled for Maturity for the Year Ended December 31, 2004	Estimated Fair Value at December 31, 2003
Foreign Currency Forward Contracts:
Contract amount (in thousands) (receive CAD, pay $US)	26,100	$850
Spot rate	1.298
Forward rate	1.357
Contract amount (in thousands) (receive GBP, pay $US)	8,100	$1,920
Spot rate	1.787
Forward rate	1.550

Subsequent to December 31, 2003, we entered into additional foreign currency forward contracts aggregating 57.6 million Canadian dollars (approximately $43.5 million), at an average forward rate of 1.324, which expire in 2004.

Item 8.    Financial Statements and Supplementary Data

The Reports of Independent Auditors, our Consolidated Financial Statements and Schedules and Notes thereto appear in a separate section of this Form 10-K (beginning on page 56 following Part IV). The index to our Consolidated Financial Statements is included in Item 15.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants on accounting or financial disclosure during the last three fiscal years. On June 17, 2002, we dismissed Arthur Andersen LLP and engaged Ernst & Young LLP as our independent accountants for the 2002 fiscal year. For more information regarding this change, see our Current Report on Form 8-K filed on June 17, 2002.

PART III

Item 9A.    Controls and Procedures

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

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during the year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

Item 10.    Directors and Executive Officers of Registrant

The information required by Item 10 is set forth in the Proxy Statement under the caption “Election of Directors” and incorporated herein by this reference except that the information regarding our executive officers is included in Part I under the heading “Executive Officers of the Company.”

We have adopted a Code of Ethics and Conflict of Interest Policy in compliance with the applicable rules of the Securities and Exchange Commission that applies to our principal executive officer, our principal financial officer and our principal accounting officer or controller, or persons performing similar functions. A copy of this policy is exercisable free of charge on the our website at http://www.mgm.com, under the caption “Investor Relations—Code of Conduct.”

Item 11.    Executive Compensation

The information required by Item 11 is set forth in the Proxy Statement under the caption “Executive Compensation” and is incorporated herein by this reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is set forth in the Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” and is incorporated herein by this reference.

Item 13.    Certain Relationships and Related Transactions

The information required by Item 13 is set forth in the Proxy Statement under the caption “Certain Relationships and Related Transactions” and is incorporated herein by this reference.

Item 14.    Principal Auditor Fees and Services

The information required by Item 14 is set forth in the Proxy Statement under the captions “Audit Committee Report,” “Audit and Non-Audit Fees” and “Audit Committee Pre-Approval Policies and Procedures” and is incorporated herein by this reference.

PART IV

Item 15.    Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this report:

1.	Consolidated Financial Statements

The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Form 10-K at pages 56 to 101.

2.	Financial Statement Schedules

The financial statement schedules listed in the accompanying Index to Financial Statements are filed as part of this Form 10-K at page 102.

3.	Exhibits

The exhibits listed in the accompanying Exhibit Index on pages 103 to 105 are filed as part of this Form 10-K.

(b) Reports on Form 8-K

Period or Date Filed	Relating to
Dated and Filed January 21, 2003	Item 5. Other Events
Dated and Filed April 24, 2003	Item 7. Financial Statements and Exhibits
Item 9. Regulation FD Disclosure
Dated June 30, 2003 and Filed July 2, 2003	Item 5. Other Events Item 7. Exhibits
Dated and Filed July 15, 2003, as amended on Form 8-K/A	Item 7. Financial Statements, Pro Forma Statements and Exhibits Item 9. Regulation FD Disclosure
Dated and Filed July 16, 2003, as amended on Form 8-K/A	Item 7. Financial Statements, Pro Forma Statements and Exhibits
Dated July 18, 2003 and Filed July 22, 2003, as amended on Form 8-K/A	Item 2. Acquisition and Disposition of Assets Item 7. Financial Statements and Exhibits
Dated and Filed July 22, 2003	Item 7. Financial Statements and Exhibits
Item 9. Regulation FD Disclosure
Dated July 25, 2003 and Filed July 28, 2003, as Form 8-K/A	Item 7. Financial Statements and Exhibits
Dated and Filed October 28, 2003	Item 7. Financial Statements and Exhibits
Item 9. Regulation FD Disclosure
Dated and Filed February 18, 2004	Item 7. Financial Statements and Exhibits
Item 9. Regulation FD Disclosure

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 19, 2004

METRO-GOLDWYN-MAYER INC.

By:	/s/ ALEX YEMENIDJIAN
Alex Yemenidjian Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALEX YEMENIDJIAN Alex Yemenidjian	Chairman of the Board of Directors, Chief Executive Officer and Director	February 19, 2004

/s/ CHRISTOPHER J. MCGURK Christopher J. McGurk	Vice Chairman, Chief Operating Officer and Director	February 19, 2004

/s/ JAMES D. ALJIAN James D. Aljian	Director	February 19, 2004

/s/ WILLIE D. DAVIS Willie D. Davis	Director	February 19, 2004

/s/ MICHAEL R. GLEASON Michael R. Gleason	Director	February 19, 2004

/s/ ALEXANDER M. HAIG, JR. Alexander M. Haig, Jr.	Director	February 19, 2004

/s/ KIRK KERKORIAN Kirk Kerkorian	Director	February 19, 2004

/s/ FRANK G. MANCUSO Frank G. Mancuso	Director	February 19, 2004

/s/ A.N. “ANDY” MOSICH A.N. “Andy” Mosich	Director	February 19, 2004

/s/ PRISCILLA PRESLEY Priscilla Presley	Director	February 19, 2004

Signature	Title	Date

/s/ HENRY D. WINTERSTERN Henry D. Winterstern	Director	February 19, 2004

/s/ JEROME B. YORK Jerome B. York	Director	February 19, 2004

/s/ DANIEL J. TAYLOR Daniel J. Taylor	Senior Executive Vice President and Chief Financial Officer	February 19, 2004

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Metro-Goldwyn-Mayer Inc.

We have audited the accompanying consolidated balance sheets of Metro-Goldwyn-Mayer Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. The consolidated financial statements of the Company as of December 31, 2001 and for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated February 4, 2002, expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metro-Goldwyn-Mayer Inc. as of December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets.

As discussed above, the consolidated financial statements of the Company as of December 31, 2001 and for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 1 with respect to 2001 included (a) agreeing the previously reported net income (loss) to the previously issued financial statements and the adjustments to reported net income (loss) representing amortization expense recognized in those periods related to goodwill and goodwill related to equity investees, which is no longer being amortized as a result of initially applying Statement No. 142 to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income (loss) to reported net income (loss), and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

ERNST & YOUNG LLP

Los Angeles, California

February 4, 2004

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

ARTHUR ANDERSEN LLP

Los Angeles, California

February 4, 2002

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

METRO-GOLDWYN-MAYER INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$61,894	$593,131
Short-term investments	—	6,488
Accounts and contracts receivable (net of allowance for doubtful accounts of $46,671 and $40,980, respectively)	615,907	605,739
Film and television costs, net	1,788,225	1,870,692
Investments in and advances to affiliates	24,050	620,132
Property and equipment, net	68,657	41,397
Goodwill	516,706	516,706
Other assets	31,132	29,791

	$3,106,571	$4,284,076

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Bank and other debt	$813	$1,156,725
Accounts payable and accrued liabilities	234,397	212,792
Accrued participants’ share	320,347	278,172
Income taxes payable	37,129	33,030
Advances and deferred revenues	72,908	65,051
Other liabilities	112,606	23,840

Total liabilities	778,200	1,769,610

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 251,960,505 shares issued	2,520	2,520
Additional paid-in capital	3,915,777	3,914,923
Deficit	(1,507,573)	(1,345,812)
Accumulated other comprehensive income (loss)	2,046	(18,361)
Less: treasury stock, at cost, 6,981,126 and 3,107,609 shares	(84,399)	(38,804)

Total stockholders’ equity	2,328,371	2,514,466

	$3,106,571	$4,284,076

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

METRO-GOLDWYN-MAYER INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2003	2002	2001
Revenues	$1,883,027	$1,654,102	$1,387,531
Expenses:
Operating	983,939	1,062,956	766,330
Selling, general and administrative	882,906	671,817	585,255
Depreciation and non-film amortization	17,300	20,467	32,952

Total expenses	1,884,145	1,755,240	1,384,537

Operating income (loss)	(1,118)	(101,138)	2,994
Other income (expense):
Write-down on investment in cable channels	(93,059)	—	—
Gain on sale of equity interest in cable channel	—	32,514	—
Equity in net earnings (losses) of affiliates	310	13,561	(2,421)
Interest expense, net of amounts capitalized	(60,229)	(79,929)	(51,494)
Interest and other income, net	16,148	7,432	9,478
Due diligence expenses	(5,099)	—	—

Total other expenses	(141,929)	(26,422)	(44,437)

Loss from operations before provision for income taxes	(143,047)	(127,560)	(41,443)
Income tax provision	(18,714)	(14,687)	(14,297)

Net loss before cumulative effect of accounting change	(161,761)	(142,247)	(55,740)
Cumulative effect of accounting change	—	—	(382,318)

Net loss	$(161,761)	$(142,247)	$(438,058)

Basic and diluted loss per share:
Net loss before cumulative effect of accounting change	$(0.66)	$(0.57)	$(0.24)
Cumulative effect of accounting change	—	—	(1.65)

Net loss	$(0.66)	$(0.57)	$(1.89)

Weighted average number of common shares outstanding:
Basic and diluted	245,584,705	248,355,556	232,082,403

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

METRO-GOLDWYN-MAYER INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Preferred Stock		Common Stock		Add’l Paid-in Capital		Compre- hensive Income (Loss)	Accum. Other Compre- hensive Income (Loss)	Less: Treasury Stock	Total Stockholders’ Equity
	No. of Shares	Par Value	No. of Shares	Par Value		Deficit
Balance December 31, 2000	—	$—	207,217,585	$2,072	$3,072,611	$(765,507)	$—	$511	$—	$2,309,687
Preferred stock issued to Tracinda, net	15,715,667	157	—	—	324,843	—	—	—	—	325,000
Conversion of preferred stock into common stock	(15,715,667)	(157)	15,715,667	157	—	—	—	—	—	—
Common stock issued to outside parties, net	—	—	16,080,590	161	310,478	—	—	—	—	310,639
Common stock issued to directors, officers and employees, net	—	—	615,658	6	9,835	—	—	—	—	9,841
Comprehensive income (loss):
Net loss	—	—	—	—	—	(438,058)	(438,058)	—	—	(438,058)
Cumulative effect of accounting change	—	—	—	—	—	—	469	469	—	469
Unrealized loss on derivative instruments	—	—	—	—	—	—	(27,523)	(27,523)	—	(27,523)
Unrealized loss on securities	—	—	—	—	—	—	(240)	(240)	—	(240)
Foreign currency translation adjustments	—	—	—	—	—	—	(333)	(333)	—	(333)

Comprehensive loss	—	—	—	—	—	—	(465,685)	—	—	—

Balance December 31, 2001	—	—	239,629,500	2,396	3,717,767	(1,203,565)	—	(27,116)	—	2,489,482
Common stock issued to outside parties, net	—	—	10,550,000	106	164,665	—	—	—	—	164,771
Acquisition of treasury stock, at cost	—	—	—	—	—	—	—	—	(32,709)	(32,709)
Contribution of treasury stock to deferred compensation plan	—	—	—	—	—	—	—	—	(7,608)	(7,608)
Common stock issued to directors, officers and employees, net	—	—	1,781,005	18	32,491	—	—	—	1,513	34,022
Comprehensive income (loss):
Net loss	—	—	—	—	—	(142,247)	(142,247)	—	—	(142,247)
Unrealized gain on derivative instruments	—	—	—	—	—	—	13,195	13,195	—	13,195
Unrealized loss on securities	—	—	—	—	—	—	(585)	(585)	—	(585)
Change in unfunded pension obligation	—	—	—	—	—	—	(3,994)	(3,994)	—	(3,994)
Foreign currency translation adjustments	—	—	—	—	—	—	139	139	—	139

Comprehensive loss	—	—	—	—	—	—	(133,492)	—	—	—

Balance December 31, 2002	—	—	251,960,505	2,520	3,914,923	(1,345,812)	—	(18,361)	(38,804)	2,514,466
Acquisition of treasury stock, at cost	—	—	—	—	—	—	—	—	(49,785)	(49,785)
Common stock issued to directors, officers and employees, net	—	—	—	—	854	—	—	—	4,190	5,044
Comprehensive income (loss):
Net loss	—	—	—	—	—	(161,761)	(161,761)	—	—	(161,761)
Unrealized gain on derivative instruments	—	—	—	—	—	—	16,629	16,629	—	16,629
Unrealized gain on securities	—	—	—	—	—	—	1,303	1,303	—	1,303
Change in unfunded pension obligation	—	—	—	—	—	—	(356)	(356)	—	(356)
Foreign currency translation adjustments	—	—	—	—	—	—	2,831	2,831	—	2,831

Comprehensive loss	—	—	—	—	—	—	(141,354)	—	—	—

Balance December 31, 2003	—	$—	251,960,505	$2,520	$3,915,777	$(1,507,573)	$—	$2,046	$(84,399)	$2,328,371

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

METRO-GOLDWYN-MAYER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Operating activities:
Net loss	$(161,761)	$(142,247)	$(438,058)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	—	—	382,318
Additions to film costs, net	(427,367)	(468,083)	(391,633)
Amortization of film and television costs and participants’ share	709,550	798,411	548,742
Depreciation and amortization of property and equipment	17,300	20,467	18,218
Amortization of goodwill and deferred financing costs	7,575	16,637	21,439
Change in fair value of financial instruments	(18)	(462)	(292)
Stock contributions to employees, directors and employee savings plan	4,923	4,252	2,773
Provision for bad debt and other reserves	5,592	21,205	1,442
Equity in net earnings (losses) of affiliates	(310)	(13,561)	2,421
Write-down on investment in cable channels	93,059	—	—
Gain on sale of equity interest in cable channel	—	(32,514)	—
Due diligence expenses	5,099	—	—
Increase in accounts and contracts receivable and other assets	(11,364)	(171,169)	(35,739)
Decrease in accounts payable, accrued and other liabilities, accrued participants’ share and taxes	(51,564)	(105,940)	(97,983)
Increase (decrease) in advances and deferred revenues	7,857	(17,105)	(9,981)
Foreign currency exchange gain (loss)	(6,056)	1,330	148

Net cash provided by (used in) operating activities	192,515	(88,779)	3,815

Investing activities:
Sales of equity interests in cable channels, net	497,250	250,000	—
Dividends received from cable channels	10,000	30,000	—
Investments in and advances to affiliates	(3,600)	(9,376)	(834,882)
Sales (purchases) of short-term investments	6,488	(6,456)	—
Additions to property and equipment	(27,459)	(23,055)	(9,905)
Due diligence expenses	(5,099)	—	—

Net cash provided by (used in) investing activities	477,580	241,113	(844,787)

Financing activities:
Net proceeds from issuance of preferred stock to Tracinda	—	—	325,000
Net proceeds from issuance of equity securities to outside parties	—	164,771	310,639
Net proceeds from issuance of equity securities to related parties	121	2,154	7,068
Acquisition of treasury stock	(49,785)	(32,709)	—
Additions to borrowed funds	261,500	1,337,410	159,000
Repayments of borrowed funds	(1,412,690)	(1,016,871)	(34,766)
Financing costs and other	(767)	(16,823)	—

Net cash provided by (used in) financing activities	(1,201,621)	437,932	766,941

Net change in cash and cash equivalents from operating, investing and financing activities	(531,526)	590,266	(74,031)
Net increase (decrease) in cash due to foreign currency fluctuations	289	167	(411)

Net change in cash and cash equivalents	(531,237)	590,433	(74,442)
Cash and cash equivalents at beginning of the year	593,131	2,698	77,140

Cash and cash equivalents at end of the year	$61,894	$593,131	$2,698

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

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

Business.    The Company is engaged primarily in the development, production and worldwide distribution of theatrical motion pictures and television programs. The Company also distributes films produced or financed, in whole or in part, by third parties. Until July 18, 2003, the Company held equity interests in three domestic cable channels (see Note 4). Additionally, the Company holds equity interests in various international cable channels. The Company’s business units have been aggregated into four reportable operating segments: feature films, television programming, cable channels and other operating activities (see Note 12). Operating units included in the other operating segment include consumer products, interactive media and music.

Motion picture and television production and distribution is highly speculative and inherently risky. There can be no assurance of the economic success of such motion pictures and television programming since the revenues derived from the production and distribution (which do not necessarily bear a direct correlation to the production or distribution costs incurred) depend primarily upon their acceptance by the public, which cannot be predicted. The commercial success of a motion picture also depends upon the quality and acceptance of other competing films released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. Further, the theatrical success of a motion picture is generally a key factor in generating revenues from other distribution channels. There is a substantial risk that some or all of our motion pictures will not be commercially successful, resulting in costs not being recouped or anticipated profit not being realized.

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

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

companies which represent a 20% to 50% ownership interest over which the Company has significant influence but not control are accounted for using the equity method (see Note 4). All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents.    The Company considers all highly liquid debt instruments, purchased with an initial maturity of three months or less, to be cash equivalents. There were no restricted cash balances at December 31, 2003. Included in other assets at December 31 2002 is approximately $5,066,000 of cash restricted by various escrow agreements. The Company has reclassified a $12,303,000 and $32,247,000 bank overdraft to accounts payable at December 31, 2003 and 2002, respectively. The carrying value of the Company’s cash equivalents approximated fair value at each balance sheet date.

Short-Term Investments.    Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, a separate component of stockholders’ equity. The Company held no short-term investments as of December 31, 2003. As of December 31, 2002, short-term investments consisted of U.S. Treasury Bills of $6,488,000 with maturity terms ranging from four to six months.

Accounts and Contracts Receivable.    At December 31, 2003, accounts and contracts receivable aggregated $662,578,000 (before allowance for doubtful accounts), of which approximately $504,302,000 is due within one year and $326,530,000 is unbilled. Concentration of credit and geographic risk with respect to accounts receivable is limited due to the large number and general dispersion of accounts which constitute the Company’s customer base. The Company performs credit evaluations of its customers and in some instances requires collateral. At December 31, 2003 and 2002, there were no customers accounting for greater than ten percent of the Company’s accounts and contracts receivable.

Allowance for Doubtful Accounts.    At December 31, 2003 and 2002, the allowance for doubtful accounts receivable aggregated $46,671,000 and $40,980,000, respectively. The Company determines its allowance by monitoring its delinquent accounts and estimating a reserve based on contractual terms and other customer specific issues. Additionally, the Company records a general reserve against all customers not reviewed on a specific basis. The Company charges off trade and contracts receivable against the allowance when the receivable is deemed uncollectible.

Sales Returns.    In the home video market, the Company calculates an estimate of future returns of product. In determining the estimate of product sales that will be returned, the Company performs an analysis that considers historical returns, changes in customer demand and current economic trends. Based on this information, a percentage of each sale is reserved provided that the customer has the right of return.

Revenue Recognition.    Revenue is recognized upon meeting all recognition requirements of SOP 00-2. Revenues from theatrical distribution of feature films are recognized on the dates of exhibition. Revenues from direct home video distribution are recognized, net of an allowance for estimated returns, together with related costs, in the period in which the product is available for sale by the Company’s customers. Under revenue sharing arrangements, the Company also participates in consumer rental revenues generated in the home video market by rental establishments and records revenues as earned. Revenues from television licensing, together with related costs, are recognized when the feature film or television program is initially available to the licensee

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for telecast. Payments received in advance of initial availability are classified as deferred revenue until all SOP 00-2 revenue recognition requirements have been met. As of December 31, 2003, deferred revenue primarily consists of advances related to the Company’s television licensing contracts under which the related product will become available in future periods. Long-term, non-interest-bearing receivables arising from licensing agreements are discounted to present value in accordance with Accounting Principles Board (“APB”) Opinion No. 21, “Interest on Receivables and Payables.”

Barter Transactions.    The Company accounts for advertising time spots received as full or partial consideration from the sale of feature film and television programming product in the domestic syndication market at the estimated fair value of the advertising received in accordance with the provisions of Emerging Issues Task Force Issue No. 99-17, “Accounting for Advertising Barter Transactions.” The Company uses a joint venture, MGM-NBC Media Sales, LLC, to act as its agent to sell the advertising time spots (see Note 4). The Company recognized barter revenues of $26,944,000, $19,411,000 and $27,319,000 in the years ended December 31, 2003, 2002 and 2001, respectively.

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

Beginning January 1, 2001, under SOP 00-2 (see “New Accounting Pronouncements”), exploitation costs, including advertising and marketing costs, are being expensed as incurred. The Company incurred advertising and marketing costs of approximately $505,000,000, $410,000,000 and $346,000,000, respectively, for the years ended December 31, 2003, 2002 and 2001. Theatrical print costs are amortized over the periods of theatrical release of the respective territories and are included in operating expenses.

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

The Company also maintains home video product in inventory, which primarily consists of digital video discs and videocassette tapes and are stated at the lower of cost or market. The Company accounts for its home video inventory using the weighted average moving cost method.

Shipping and handling costs are included in operating costs under selling, general and administrative expenses in the consolidated statements of operations.

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

Leasehold improvements are amortized under the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the related leases. When property is sold or otherwise disposed of, the

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cost and related accumulated depreciation and amortization is removed from the accounts, and any resulting gain or loss is included in income. The costs of normal maintenance, repairs and minor replacements are charged to expense when incurred.

Goodwill.    Goodwill represents the excess cost of acquisition over the fair market value of identifiable net assets acquired by the Company. Beginning January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (see “New Accounting Pronouncements”). According to this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value based test is performed. Fair value of goodwill is based on discounted cash flows, market multiples and/or appraised values as appropriate. Under SFAS No. 142, the carrying value of assets are calculated at the lowest level for which there are identifiable cash flows, which include feature film operations, television programming operations, cable channels and other businesses (consumer products, music and interactive operations). SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. Upon adoption and during each of the years ended December 31, 2003 and 2002, the Company completed an impairment review and did not recognize any impairment of goodwill and other intangible assets included in the financial statements. The Company expects to receive future benefits from previously acquired goodwill over an indefinite period of time. Accordingly, beginning January 1, 2002, the Company has foregone all related amortization expense. Until March 31 2003, when the Company announced its intention to sell its equity interest in the Cable Channels (see Note 4), the Company was recording its equity in net earnings of the Cable Channels on a one-quarter lag. Therefore, amortization of goodwill of the Cable Channels is not included in the calculation of the Company’s equity in the net earnings in this investment commencing on April 1, 2002 (amortization of goodwill of the Cable Channels was $9,528,000 for the quarter ended March 31, 2002). Prior to January 1, 2002, the Company amortized goodwill over an estimated useful life of 40 years (20 years for the Cable Channels) using the straight-line method. Amortization expense, including amounts related to equity investees, totaled $9,528,000 and $34,117,000 for the years ended December 31, 2002 and 2001, respectively.

For the years ended December 31, 2003, 2002 and 2001, the reconciliation of reported net loss and net loss per share to adjusted net loss and adjusted net loss per share reflecting the elimination of goodwill amortization is as follows (in thousands, except per share data):

	Year Ended December 31,
	2003	2002	2001	2003	2002	2001
	Net Income (Loss)			Per Share Data
Net loss before cumulative effect of accounting change, as reported	$(161,761)	$(142,247)	$(55,740)	$(0.66)	$(0.57)	$(0.24)
Elimination of goodwill amortization	—	—	14,734	—	—	0.06
Elimination of goodwill amortization related to equity investees	—	9,528	19,383	—	0.04	0.08

Net loss before cumulative effect of accounting change, as adjusted	$(161,761)	$(132,719)	$(21,623)	$(0.66)	$(0.53)	$(0.10)

Net loss, as reported	$(161,761)	$(142,247)	$(438,058)	$(0.66)	$(0.57)	$(1.89)
Elimination of goodwill amortization	—	—	14,734	—	—	0.06
Elimination of goodwill amortization related to equity investees	—	9,528	19,383	—	0.04	0.08

Net loss, as adjusted	$(161,761)	$(132,719)	$(403,941)	$(0.66)	$(0.53)	$(1.75)

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Foreign Currency Translation.    Foreign subsidiary assets and liabilities are translated into United States dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses of foreign subsidiaries are translated into United States dollars at the average exchange rates that prevailed during the period. The gains or losses that result from this process are included as a component of the accumulated other comprehensive income in stockholders’ equity. Foreign currency denominated transactions are recorded at the exchange rate in effect at the time of occurrence, and the gains or losses resulting from subsequent translation at current exchange rates are included in the accompanying statements of operations.

Financial Instruments.    The carrying values of short-term trade receivables and payables approximate their estimated fair values because of the short maturity of these instruments. The carrying values of receivables with maturities greater than one year have been discounted at LIBOR plus 2.75 percent (approximately four percent at December 31, 2003 and 2002, respectively), which approximates the Company’s current effective borrowing rates, in accordance with APB Opinion No. 21.

Derivatives.    The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. In certain instances, the Company enters into foreign currency exchange forward contracts in order to reduce exposure to changes in foreign currency exchange rates that affect the value of the Company’s firm commitments and certain anticipated foreign currency cash flows. Additionally, historically the Company has used derivative financial instruments to manage well-defined interest rate risks. The Company entered into interest rate swaps to lower funding costs, to diversify sources of funding, or to alter interest rate exposures arising from differences between assets and liabilities. Interest rate swaps allowed the Company to raise long-term borrowings at floating rates and effectively swap them into fixed rates that were lower than those available to the Company if fixed-rate borrowings were made directly. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount.

The Company accounts for its derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” The Company measures interest rate swap contracts and foreign currency forward contracts for effectiveness on a quarterly basis. The Company uses mark-to-market accounting to determine the fair value of the derivatives. Changes in the fair value of effective hedges are reflected in accumulated other comprehensive income, a separate component of stockholders’ equity, while changes in ineffective hedges are reflected in the statement of operations. The amounts recognized for ineffective hedges during the years ended December 31, 2003, 2002 and 2001, respectively, were not material. Factors that determine the effectiveness of hedges include (i) the forward contract is for the same quantity as the hedged forecasted purchase, (ii) the fair value of the forward contract or interest rate swap at inception is zero, and (iii) the notional amount of the swap matches the principal amount of the interest bearing liability being hedged.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings Per Share.    The Company computes earnings per share in accordance with SFAS No. 128, “Earnings Per Share” (“EPS”). The weighted average number of shares used in computing basic and diluted earnings or loss per share was 245,584,705, 248,355,556 and 232,082,403 in the years ended December 31, 2003, 2002 and 2001, respectively. Dilutive securities of 355,640, 1,000,720 and 3,248,176 are not included in the calculation of diluted EPS in the years ended December 31, 2003, 2002 and 2001, respectively, because they are antidilutive. Additionally, potentially dilutive securities of 15,226,130, 30,850,065 and 10,811,375 have not been included in the calculation of diluted EPS in the years ended December 31, 2003, 2002 and 2001, respectively, because their exercise prices are greater than the average market price of the Company’s common stock during the periods.

Comprehensive Income (Loss).    The Company computes comprehensive income (loss) pursuant to SFAS No. 130, “Reporting Comprehensive Income.” This statement establishes standards for the reporting and display of comprehensive income (loss) and its components in financial statements and thereby reports a measure of all changes in equity of an enterprise that result from transactions and other economic events other than transactions with owners. Total comprehensive income (loss) for the Company includes net income (loss) and other comprehensive income (loss) items, including unrealized gain (loss) on derivative instruments, unrealized gain (loss) on securities, changes in unfunded pension plan obligations and cumulative foreign currency translation adjustments. Components of other comprehensive income (loss), net of related income tax effect, are shown below (in thousands):

	Year Ended December 31,
	2003	2002	2001
Net loss	$(161,761)	$(142,247)	$(438,058)
Other comprehensive income (loss):
Cumulative effect of accounting change for derivative instruments	—	—	469
Unrealized gain (loss) on derivative instruments	16,629	13,195	(27,523)
Unrealized gain (loss) on securities	1,303	(585)	(240)
Change in unfunded pension plan obligation	(356)	(3,994)	—
Cumulative foreign currency translation adjustments	2,831	139	(333)

Total comprehensive loss	$(141,354)	$(133,492)	$(465,685)

Components of accumulated other comprehensive income (loss) are shown below (in thousands):

	Unrealized Gain (Loss) on Derivative Instruments	Unrealized Gain (Loss) on Securities	Unfunded Pension Plan Obligation	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2001	$(27,054)	$(197)	$—	$135	$(27,116)
Current year change	13,195	(585)	(3,994)	139	8,755

Balance at December 31, 2002	(13,859)	(782)	(3,994)	274	(18,361)
Current year change	16,629	1,303	(356)	2,831	20,407

Balance at December 31, 2003	$2,770	$521	$(4,350)	$3,105	$2,046

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation.    The Company applies APB Opinion No. 25, “Accounting For Stock Issued to Employees,” and related interpretations in accounting for its stock incentive plan (see Note 8). Had compensation cost for the plan been determined consistent with FASB Statement No. 148, the Company’s net loss would have been the following pro forma amounts (in thousands, except per share data, unaudited):

	Year Ended December 31,
	2003	2002	2001
Net loss:
As reported	$(161,761)	$(142,247)	$(438,058)
Stock-based compensation, net of tax effect	(43,584)	(47,218)	(41,187)

Pro forma	$(205,345)	$(189,465)	$(479,245)

Basic and diluted loss per share:
As reported	$(0.66)	$(0.57)	$(1.89)
Stock-based compensation, net of tax effect	(0.18)	(0.19)	(0.17)

Pro forma	$(0.84)	$(0.76)	$(2.06)

The fair value of each option grant was estimated using the Black-Scholes model based on the following assumptions: the weighted average fair value of stock options granted in the year ended December 31, 2003, 2002 and 2001 was $5.73, $7.31 and $9.26, respectively. The dividend yield was 0 percent in all periods, and expected volatility was 50.7 percent, 51.0 percent and 53.5 percent for the years ended December 31, 2003, 2002 and 2001, respectively. Also, the calculation uses a weighted average expected life of 5.0 years in each year, and a weighted average assumed risk-free interest rate of 2.9 percent, 4.4 percent and 4.6 percent for the years ended December 31, 2003, 2002 and 2001, respectively.

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

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” According to this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value based test is performed. Fair value of goodwill is based on discounted cash flows, market multiples and/or appraised values as appropriate. Under SFAS No. 142, the carrying value of assets are calculated at the lowest level for which there are identifiable cash flows, which include feature film operations, television programming operations, cable channels and other businesses (consumer products, music and interactive operations). The Company adopted SFAS No. 142 beginning January 1, 2002, and upon adoption the Company did not recognize any impairment of goodwill and other intangible assets already included in the financial statements. The Company expects to receive future benefits from previously acquired goodwill over an indefinite period of time. Accordingly, beginning January 1, 2002, the Company has foregone all related amortization expense.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted SFAS No. 148 on January 1, 2003. The Company has not yet determined whether they will voluntarily change to the fair value based method of accounting for stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” which establishes criteria to identify variable interest entities (“VIE”) and the primary beneficiary of such entities. An entity that qualifies as a VIE must be consolidated by its primary beneficiary. All other holders of interests in a VIE must disclose the nature, purpose, size and activity of the VIE as well as their maximum exposure to losses as a result of involvement with the VIE. FIN 46 was revised in December 2003 and is effective for financial statements of public entities that have special-purpose entities, as defined, for periods ending after December 15, 2003. For public entities without special-purpose entities, it is effective for financial statements for periods ending after March 15, 2004. The Company does not have any special-purpose entities, as defined, and is currently evaluating the provisions of this statement as it relates to its various forms of investments. The Company does not expect FIN 46 to have a material effect on its financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an as a liability or an asset in some circumstances. Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No. 150 on July 1, 2003. The impact of such adoption did not have a material effect on the Company’s financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” This statement retains the disclosure requirements contained in SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which it replaces. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. This statement is effective for financial statements with fiscal years ending after December 15, 2003. The Company implemented SFAS No. 132 (revised 2003) on December 15, 2003.

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

As of December 31, 2003, the Company has paid $54,844,000 of the severance and other related costs. In January and February 2002, in accordance with certain agreements with the Company’s former Chairman and Vice Chairman, $16,964,000 of the severance and related costs were converted into 863,499 shares of common stock of the Company. The remaining unpaid severance at December 31, 2003 consists of unexercised stock options held by the Company’s former Chairman, which are marked to market under variable option accounting (see Note 8).

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Film and Television Costs

Film and television costs, net of amortization, are summarized as follows (in thousands):

	December 31, 2003	December 31, 2002
Theatrical productions:
Released	$4,339,193	$3,984,330
Less: accumulated amortization	(2,994,401)	(2,593,626)

Released, net	1,344,792	1,390,704
Completed not released	6,724	34,521
In production	170,514	188,188
In development	34,317	28,745

Subtotal: theatrical productions	1,556,347	1,642,158

Television programming:
Released	1,044,399	936,440
Less: accumulated amortization	(831,127)	(738,164)

Released, net	213,272	198,276
In production	17,902	29,224
In development	704	1,034

Subtotal: television programming	231,878	228,534

	$1,788,225	$1,870,692

Interest costs capitalized to theatrical productions were $7,863,000, $14,520,000 and $23,466,000 during the years ended December 31, 2003, 2002 and 2001, respectively.

Based on the Company’s estimates of projected gross revenues as of December 31, 2003, approximately 27 percent of completed film costs are expected to be amortized over the next 12 months, and approximately $200,000,000 of accrued participants’ share as of December 31, 2003 will be paid in the next 12 months. Additionally, approximately 69 percent of unamortized film costs applicable to released theatrical films and television programs, excluding acquired film libraries, will be amortized during the three years ending December 31, 2006, and 80 percent will be amortized by December 31, 2008. For acquired film libraries, approximately $916,000,000 of net film costs as of December 31, 2003 remain to be amortized under the individual film forecast method over an average remaining life of 13 years.

Note 4—Investments In and Advances to Affiliates

Investments are summarized as follows (in thousands):

	December 31, 2003	December 31, 2002
Domestic cable channels	$—	$595,457
Foreign cable channels	15,997	15,697
Joint ventures	7,903	8,828
Others	150	150

	$24,050	$620,132

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Domestic Cable Channels.    On April 2, 2001, the Company invested $825,000,000 in cash for a 20 percent interest in two general partnerships which own and operate the American Movie Classics, the Independent Film Channel and WE: Women’s Entertainment (formerly Romance Classics) and Bravo cable channels (collectively, referred to as the “Cable Channels.”) These partnerships were wholly-owned by Rainbow Media Holdings, Inc. (“Rainbow Media”), a 74 percent subsidiary of Cablevision Systems Corporation (“Cablevision”). The proceeds of the $825,000,000 investment were used as follows: (i) $365,000,000 was used to repay bank debt of the partnerships; (ii) $295,500,000 was used to repay intercompany loans from Cablevision and its affiliates; and (iii) $164,500,000 was added to the working capital of the partnerships. The Company financed the investment through the sale of equity securities (see Note 8), which provided aggregate net proceeds of approximately $635,600,000, and borrowings under the Company’s credit facilities. Based upon certain assumptions that management of the Company believes are reasonable, the Company’s determination of the difference between the Company’s original cost basis in their investment in the Cable Channels and the Company’s share of the underlying equity in net assets (referred to as “intangible assets”) was approximately $762,000,000.

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

On July 18, 2003, the Company sold its 20 percent equity interest in the American Movie Classics, The Independent Film Channel and WE: Women’s Entertainment cable channels to Cablevision for $500,000,000, less sales-related expenses of $2,750,000. The Company received $250,000,000 in cash and a $250,000,000 promissory note that matured five months from the closing date. The promissory note required monthly payments of $2,500,000 and bore interest at LIBOR, as defined, plus four percent. The Company collected the remaining balance due under the promissory note on December 18, 2003. As the Company’s cost basis in these cable channels exceeded the net selling price, the Company recorded a write-down of its investment in the cable channels of $93,059,000 during the year ended December 31, 2003.

The Company has accounted for its investment in the Cable Channels in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Pursuant to the requirements of APB No. 18, the Company has recorded its share of the earnings and losses in the Cable Channels based on the most recently available financial statements received from the Cable Channels. Due to a lag in the receipt of the financial statements from the Cable Channels, the Company reported its interest in the Cable Channels on a one-quarter lag.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information for the Cable Channels as of March 31, 2003 and September 30, 2002, and for the quarter ended March 31, 2003 and the year ended September 30, 2002, were as follows (in thousands):

	March 31, 2003:	September 30, 2002:
Current assets	$262,854	$422,427
Non-current assets	$382,127	$589,897
Current liabilities	$118,236	$149,928
Non-current liabilities	$168,981	$291,082

	Quarter ended March 31, 2003:	Year ended September 30, 2002:
Revenues, net	$128,561	$476,703
Operating income	$36,414	$143,341
Net income	$33,751	$143,300

In the quarter ended March 31, 2003 and the year ended December 31, 2002, the Company’s share of the Cable Channels’ net operating results was a profit of $4,781,000 and $20,627,000 ($5,829,000 of the 2002 profit pertained to Bravo). Due to the one quarter lag in reporting of the Cable Channels, the results for the year ended December 31, 2002 were reduced by the amortization of goodwill of $9,528,000 for the period from January 1 to March 31, 2002 (see Note 1). In the year ended December 31, 2001, the Company’s share of the Cable Channel’s net operating results was a loss of $2,845,000 (of which a loss of $118,000 pertained to Bravo), which included goodwill amortization of $19,050,000.

Foreign Cable Channels.    In May 1998, the Company acquired a 50 percent interest in a Latin American cable programming joint venture, MGM Networks Latin America (“MGM Latin America”), for certain assets contributed by the Company to the joint venture. The Company shares equally in the profits of the venture and is obligated to fund 50 percent of the joint venture’s expenses up to a maximum of approximately $25,250,000, of which the Company had funded approximately $24,800,000 as of December 31, 2003. The Company’s share of MGM Latin America’s losses in the years ended December 31, 2003, 2002 and 2001 were $1,126,000, $2,672,000 and $1,592,000, respectively.

Additionally, the Company holds minority equity interests in various television channels located in certain international territories for which the Company realized its share of the channels’ net operating results, which aggregated a net profit of $1,727,000 and $3,476,000 in the years ended December 31, 2003 and 2001, respectively, and a net loss of $265,000 in the year ended December 31, 2002.

Joint Ventures.    On August 13, 2001, the Company, through its wholly-owned subsidiary, MGM On Demand Inc., acquired a 20 percent interest in a joint venture established to create an on-demand movie service to offer a broad selection of theatrically-released motion pictures via digital delivery for broadband internet users in the United States. Other partners in the joint venture include Sony Pictures Entertainment, Universal Studios, Warner Bros. and Paramount Pictures. The Company has funded $15,609,000 for its equity interest and its share of operating expenses of the joint venture as of December 31, 2003. The Company financed its investment through utilization of cash on hand and borrowings under its credit facilities. The Company is committed to fund its share of the operating expenses of the joint venture, as required. The Company is accounting for its interest in the joint venture under the equity method. In the years ended December 31, 2003, 2002 and 2001, the Company recognized a net loss of $6,096,000, $3,352,000 and $446,000 for its share of the operating results of the joint venture.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2002, the Company, through its wholly-owned subsidiary, MGM Domestic Television Distribution Inc., and NBC Enterprises LLC (collectively, the “Members”) formed a joint venture, MGM-NBC Media Sales, LLC (“MGM-NBC Media Sales”), to act as an agent to sell advertising time received by the Members as barter advertising spots as full or partial consideration from the sale of feature film and television programming product in the domestic syndication market. The joint venture recognizes income from distribution fees of ten percent earned on sales of each Member’s barter advertising, and incurs overhead costs to operate the joint venture, which are shared between the Members. Each Member is entitled to its share of the net profits or losses based on a contractual formula as specified in the agreement. In the years ended December 31, 2003 and 2002, the Company recognized a profit of $1,024,000 and $243,000 for its share of the operating results of the joint venture.

On March 27, 2002, the Company, through its wholly-owned subsidiary, MGM Digital Development Inc. (“MGM Digital”), acquired a one-seventh interest in NDC, LLC (“NDC”), a partnership created with the six other major studios to (i) develop and/or ratify standards for digital motion picture equipment and for digital cinema technology to be used in the delivery of high quality in-theatre digital cinema, and (ii) update and deploy a limited amount of new digital motion picture equipment in theatres. MGM Digital contributed $979,000 for its initial interest in NDC. The initial term of the agreement has been extended and is now expiring on September 30, 2004. In the year ended December 31, 2002, the Company recognized a loss of $1,020,000 representing its aggregate investment to date in the joint venture.

Note 5—Property and Equipment

Property and equipment are summarized as follows (in thousands):

	December 31, 2003	December 31, 2002
Leasehold improvements	$39,359	$38,853
Furniture, fixtures and equipment	93,182	79,858

	132,541	118,711
Less accumulated depreciation and amortization	(63,884)	(77,314)

	$68,657	$41,397

Note 6—Bank and Other Debt

Bank and other debt is summarized as follows (in thousands):

	December 31, 2003	December 31, 2002
Revolving Facility	$—	$—
Term Loans	—	1,150,000
Capitalized lease obligations and other borrowings	813	6,725

	$813	$1,156,725

On June 11, 2002, the Company, through its MGM Studios and Orion subsidiaries, entered into a third amended and restated credit facility with a syndicate of banks, which amended a pre-existing credit facility, aggregating $1.75 billion (the “Amended Credit Facility”) consisting of a five-year $600,000,000 revolving credit facility (the “Revolving Facility”), a five-year $300,000,000 term loan (“Tranche A Loan”) and a six-year

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$850,000,000 term loan (“Tranche B Loan”) (collectively, the “Term Loans”). On October 27, 2003, the Company repaid the entire outstanding amount of the Term Loans. The $1.15 billion repayment of the Term Loans was financed from cash on hand and borrowings under the Revolving Facility. In connection with the repayment of the Term Loans, the Company wrote-off deferred loan fees of $3,872,000 in the year ended December 31, 2003. In connection with the amendment of the pre-existing credit facility, the Company wrote-off deferred loan fees of $11,443,000 in the year ended December 31, 2002. The write-off of the deferred loan fees in each year has been included in interest expense in the statements of operations.

The Revolving Facility bears interest at 2.75 percent over the Adjusted LIBOR rate, as defined (3.87 percent at December 31, 2003). The Revolving Facility matures on June 30, 2007.

The Company’s borrowings under the Amended Credit Facility are secured by substantially all the assets of the Company, with the exception of the copyrights in the James Bond series of motion pictures. The Amended Credit Facility contains various covenants including limitations on dividends, capital expenditures and indebtedness, and the maintenance of certain financial ratios. The Amended Credit Facility limits the amount of the investment in MGM which may be made by MGM Studios and Orion in the form of loans or advances, or purchases of capital stock of MGM, up to a maximum aggregate amount of $500,000,000. Such covenant does not preclude MGM from using its own resources to purchase its capital stock. As of December 31, 2003, $84,399,000 was loaned to MGM by MGM Studios to fund the purchase of treasury stock by MGM (see Note 8). Restricted net assets of MGM Studios and Orion at December 31, 2003 are approximately $2.0 billion. As of December 31, 2003, the Company was in compliance with all applicable covenants.

Production loans and other borrowings.    Production loans and other borrowings relate principally to individual bank loans to fund production costs, contractual liabilities and capitalized lease obligations.

Maturity schedule.    See Note 13 for maturity schedule for credit facilities, lease and other borrowings as of December 31, 2003.

Note 7—Financial Instruments

The Company is subject to market risks resulting from fluctuations in foreign currency exchange rates because approximately 25 percent of the Company’s revenues are denominated, and the Company incurs certain operating and production costs, in foreign currencies. In certain instances, the Company enters into foreign currency exchange forward contracts in order to reduce exposure to changes in foreign currency exchange rates that affect the value of the Company’s firm commitments and certain anticipated foreign currency cash flows. The Company currently intends to continue to enter into such contracts to hedge against future material foreign currency exchange rate risks. As of December 31, 2003, the Company has outstanding foreign currency forward contracts aggregating Canadian $26,100,000 and British pounds 8,100,000. As of December 31, 2003, the Company would be entitled to receive approximately $2,770,000 if all such foreign currency forward contracts were terminated. As of December 31, 2002, the Company had outstanding foreign currency forward contracts aggregating Canadian $8,500,000 and EUR 213,000. As of December 31, 2002, the Company was entitled to receive approximately $52,000 if all such foreign currency forward contracts were terminated. The market value of the foreign currency forward contracts as of December 31, 2003 and 2002 have been included in other assets and accumulated other comprehensive income (loss).

The Company is exposed to the impact of interest rate changes as a result of its variable rate debt. The Company had previously entered into fixed interest rate swap agreements whereby the Company agreed with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate amounts calculated by reference to an agreed notional principal amount. At December 31, 2003, the Company has no

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

outstanding interest rate swap agreements. At December 31, 2002, the swap agreements aggregated a notional value of $565,000,000 at an average rate of approximately 5.94 percent. Such agreements expired in July 2003. At December 31, 2002, the Company had also entered into additional interest rate swap agreements for a notional value of $100,000,000 at an average pay rate of approximately 2.34 percent, which expired in January 2003. As of December 31, 2002, the Company was required to pay approximately $13,929,000 if all such swap agreements were terminated, and this amount has been included in other liabilities and accumulated other comprehensive income (loss).

Note 8—Stockholders’ Equity

Private Placements.    In February and March 2001, pursuant to a previously filed Form S-3 shelf registration statement (the “Shelf Registration Statement”) filed with the Securities and Exchange Commission, the Company issued 16,080,590 shares of common stock for aggregate net proceeds of $310,639,000. On April 2, 2001, the Company used the net proceeds from these sales to partially finance its investment in the Cable Channels (see Note 4).

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

Sale of Preferred Stock to Tracinda.    On February 7, 2001, the Company sold 15,715,667 shares of Series B preferred stock (“Preferred Stock”) to Tracinda for net proceeds of $325,000,000. On April 2, 2001, the Company used the net proceeds of this sale to partially finance its investment in the Cable Channels (see Note 4). On May 2, 2001, upon approval of the stockholders of the Company, the Preferred Stock was converted into 15,715,667 shares of the Common Stock of the Company.

Treasury Stock.    On January 3, 2002, certain Senior Executives of the Company, pursuant to the conversion of bonus interests payable under a Senior Management Bonus Plan, contributed 383,940 shares of the Company’s common stock valued at $7,608,000 to a senior executive deferred compensation plan. These shares have been classified as treasury stock.

On July 26, 2002, the Company announced a share repurchase program authorizing the Company to purchase up to 10,000,000 shares of its common stock. The Company has funded the repurchase program from available cash on hand. On November 12, 2003, the Board of Directors of the Company increased its authorization for the Company’s share repurchase program by an additional 2,500,000 shares, to a total of 12,500,000 shares. As of December 31, 2003, the Company had repurchased 7,488,000 shares of common stock, at an average price of $11.02 per share, for an aggregate cost of $82,494,000. During the year ended December 31, 2003 and 2002, the Company issued 363,743 and 143,131 shares of common stock, respectively, from treasury valued at $4,509,000 and $1,598,000 respectively, for directors, officers and employees.

Stock Options.    In August 2002, Celsus Financial Corp., an entity wholly-owned by a director of the Company, exercised options to acquire 177,814 shares of the Company’s common stock (as adjusted) at an exercise price of $5.63 per share (as adjusted).

Common Stock Transactions by Tracinda and Kirk Kerkorian.     Pursuant to the exercise by Tracinda of one of the demand registration rights granted to it in a shareholders agreement, the Company on January 21, 2003

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

filed a Registration Statement on Form S-3 under the Securities Act covering the sale by Tracinda of up to 28,750,000 shares of the Company’s common stock in an underwritten public offering. The sale was completed on January 30, 2003. The Company did not receive any of the proceeds from this offering. Under the terms of the shareholders agreement, the Company paid certain expenses of the offering aggregating approximately $538,000.

On October 9, 2003, Kirk Kerkorian and Tracinda, the principal stockholders of MGM, completed an unsolicited tender offer and purchased 15,000,000 shares of the Company’s common stock from existing stockholders at a net price of $16 per share. After the purchase of such shares and the donation by Tracinda of 4,900,000 shares of the Company’s common stock to a charitable foundation, Mr. Kerkorian and Tracinda owned approximately 71.1 percent of the outstanding shares of the Company. In the year ended December 31, 2003, the Company incurred approximately $1,000,000 of expenses related to the tender offer, including the cost of a fairness opinion requested by the Company.

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

Stock option transactions under the 1996 Incentive Plan were as follows:

	December 31, 2003		December 31, 2002		December 31, 2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	29,758,865	$19.54	25,163,418	$20.30	23,675,034	$21.01
Granted	1,104,400	$14.95	5,027,300	$15.65	3,423,100	$18.05
Exercised	(10,210)	$11.88	(79,748)	$14.47	(468,905)	$14.80
Cancelled or expired	(1,421,594)	$21.80	(352,105)	$18.98	(1,465,811)	$28.66

Options outstanding at end of year	29,431,461	$19.26	29,758,865	$19.54	25,163,418	$20.30

Options exercisable at end of year	20,768,283	$20.13	16,905,382	$20.13	12,427,343	$19.83

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about the outstanding options as of December 31, 2003 under the 1996 Incentive Plan:

Exercise price	Outstanding Number of Options	Weighted Average Remaining Contractual Life
$10.89–$12.10	708,500	8.18
$14.90	12,968,831	5.59
$15.19–$19.94	6,752,742	7.85
$20.00–$26.63	2,401,388	6.35
$30.00	6,600,000	5.35

	29,431,461

Senior Management Bonus Plan and Other Options.    The Company has a Senior Management Bonus Plan (the “Senior Management Bonus Plan”) under which 2,420,685 bonus interests (“Bonus Interests”) were granted to certain senior employees. Subject to certain vesting and other requirements, each Bonus Interest held by the Executive Repricing Participants entitles the holder to receive a cash payment if (a) the sum of the average closing price of common stock of the Company during the 20 trading days plus, in certain circumstances, per share distributions on the common stock (together, the “Price”) preceding a Determination Date, as defined, is greater than (b) $14.90 and less than $29.80 (adjusted for stock splits, reverse stock splits and similar events). With respect to Bonus Interests held by all others, each Bonus Interest entitles the holder to receive a cash payment if the Price preceding a Determination Date, as defined, is greater than $24.00 and less than $48.00 (adjusted for stock splits, reverse stock splits and similar events). The cash payment will be equal to (i) the vested portion of the Bonus Interest at the Determination Date multiplied by (ii) the amount by which the Price at the Determination Date is less than $29.80, with respect to Executive Repricing Participants, or $48.00 with respect to all others, multiplied by (iii) 1.61, with respect to the Executive Repricing Participants only (in each case, a maximum of $24.00 per Bonus Interest). Once a payment is made in respect of the vested portion of a Bonus Interest, no further payment is due in respect of that portion. If at any Determination Date the Price equals or exceeds $29.80, with respect to Executive Repricing Participants, or $48.00, with respect to all others, no payments will thereafter be due in respect of any then-vested portion of a Bonus Interest. Bonus Interests vested 20 percent at October 1, 1997 and  1/60 each month thereafter.

In October 2001, the Company entered into agreements with certain executives who are participants in the Senior Management Bonus Plan, pursuant to which such executives agreed to accept in lieu of cash amount otherwise payable with respect to the December 31, 2001 Determination Date, shares of common stock of the Company, as determined by dividing such cash amount by the fair market value of the common stock (as defined). In January 2002 and January 2003, 383,940 and 20,321 shares, respectively, of common stock were issued pursuant to these agreements. The shares issued in accordance with the agreements were deferred pursuant to the Amended and Restated MGM Deferred Compensation Plan and are not transferable by any such executive during the holding period which ends the earlier of (i) January 1, 2003, (ii) the date such executive ceases to be employed by the Company, or (iii) a designated change in control, as defined. In addition, in November 2001 and February 2002 the Company entered into similar agreements with three former executives who also held bonus interests under the Senior Management Bonus Plan. The 1,022,813 shares of common stock issued to such former executives in accordance with the aforementioned agreement were sold on the open market in accordance with a trading plan that complies with the Securities Exchange Act of 1934, as amended, or pursuant to a Registration Statement on Form S-3 filed with the Securities and Exchange Commission.

At December 31, 2003, there were 166,668 Bonus Interests outstanding, all of which are vested.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to an employment termination agreement, in August 1999 the Company repriced stock options of a former executive officer aggregating 1,745,680 shares. Such options were repriced to $14.90 and became fully vested and exercisable. These options are being accounted for as a variable option grant (see Note 2).

In the year ended December 31, 2003, the Company recognized an expense of $4,275,000 under these plans. In the year ended December 31, 2002, the Company recognized a benefit under these plans of $12,111,000 due to a decrease in the market price of the Company’s common stock. The Company expensed $4,371,000 for obligations under these plans in the year ended December 31, 2001. There are $4,275,000 of obligations accrued under these plans at December 31, 2003. There were no amounts accrued under these plans at December 31, 2002.

Employee Incentive Plan.    In January 2000 the Company approved the adoption of an employee incentive plan (the “Employee Incentive Plan”) for eligible employees (the “Participants”), subject to stockholder approval, which was obtained May 4, 2000. In the case of certain named executive officers of the Company (the “Named Executive Officers”), bonus awards are determined solely by the Compensation Committee of the Board of Directors (the “Committee”) as follows: (i) objective performance goals, bonus targets and performance measures are pre-established by the Committee at a time when the actual performance relative to the goal remains substantially uncertain and may be based on such objective business criteria as the Committee may determine, including film performance, cash flow and EBITDA, among others; (ii) the Committee may exercise discretion to reduce an award to a Named Executive Officer by up to 25% so long as such reduction does not result in an increase in the amount of the bonus of any other Participant; and (iii) prior to the payment of any bonus to any of the Named Executive Officers, the Committee will certify to the Company’s Board of Directors or the Executive Committee that the objective pre-established performance goals upon which such bonus is based have been attained and that the amount of each bonus has been determined solely on the basis of the attainment of such goals (subject to the exercise of the negative discretion discussed above). The Company has expensed $22,469,000, $2,750,000 and $13,335,000 for obligations under this plan for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 9—Income Taxes

The Company’s domestic and foreign tax liability balances consist of the following (in thousands):

	December 31, 2003	December 31, 2002
Current	$37,129	$33,030
Deferred	—	—

	$37,129	$33,030

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax effects of temporary differences between the book value and tax basis of assets and liabilities are as follows (in thousands):

	December 31, 2003	December 31, 2002
Deferred tax assets:
Film and television costs	$380,711	$379,984
Participations and residuals payable	26,435	33,037
Reserves and investments	59,129	59,438
Net miscellaneous tax assets	41,659	44,422
Operating loss carryforwards	194,102	181,970
Capital loss carryforward	44,700	—

Subtotal, gross deferred tax assets	746,736	698,851
Valuation allowance	(649,295)	(443,157)

Total deferred tax assets	97,441	255,694

Deferred tax liabilities:
Film revenue	(60,697)	(73,266)
Purchased film costs	(19,476)	(21,415)
Goodwill	(17,268)	(13,553)
Acquired partnership interests	—	(147,460)

Total deferred tax liabilities	(97,441)	(255,694)

Net deferred tax liability	$—	$—

At December 31, 2003, the Company and its subsidiaries had an aggregate net operating and capital loss carryforward for U.S. Federal tax purposes of approximately $612,315,000 which will be available to reduce future taxable income. The capital losses may only be used to offset future capital gains. The capital loss carryforward of $114,615,000 expires over the next five years between 2004 and 2009, and the net operating loss carryforwards of $497,700,000 expire over the next eight to twenty years between 2011 and 2023. Presently, there are no limitations on the use of these carryforwards.

At December 31, 2003 and 2002, the Company has determined that deferred tax assets in the amount of $649,295,000 and $443,157,000 do not satisfy the recognition criteria set forth in SFAS No. 109, “Accounting for Income Taxes.” Accordingly, the Company has recorded valuation allowances for these amounts.

Details of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Current taxes:
Foreign taxes	$18,714	$14,687	$14,297
Federal and state taxes	—	—	—
Deferred taxes:
Federal and state taxes	(206,138)	(70,615)	23,820
Adjustment for change in valuation allowance	206,138	70,615	(23,820)

Total tax provision	$18,714	$14,687	$14,297

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary reconciliation of the federal tax rate to the effective tax rate:

	Year Ended December 31,
	2003	2002	2001
Federal tax rate on pre-tax book income (loss)	(35)%	(35)%	(35)%
Goodwill and other permanent differences	(3)	(2)	1
Foreign taxes, net of available federal tax benefit	8	8	2
Loss carryforward and other tax attributes not benefited	43	41	35

Effective tax rate	13%	12%	3%

The Company has various foreign subsidiaries formed or acquired to produce or distribute motion pictures outside the United States. In the opinion of management, the earnings of these subsidiaries are not permanently invested outside the United States. Pursuant to APB Opinion No. 23, “Accounting For Income Taxes—Special Areas,” tax expense has accordingly been provided for these unremitted earnings.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Retirement Plans

The Company has a non-contributory retirement plan (the “Plan”) covering substantially all regular full-time, non-union employees. Benefits are based on years of service and compensation, as defined. The Company’s disclosures are in accordance with SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Post-retirement Benefits,” which revised employers’ disclosures about pension and post-retirement benefit plans.

As of December 31, 2000, the Company amended the Plan to cease benefit accruals. Reconciliation of the funded status of the plan and the amounts included in the Company’s consolidated balance sheets are as follows (in thousands):

	December 31, 2003	December 31, 2002
Projected benefit obligations:
Beginning obligations	$17,268	$15,713
Service cost	—	—
Interest cost	1,145	1,127
Actuarial loss	1,648	1,508
Benefits paid	(857)	(1,080)

Ending obligations	$19,204	$17,268

Fair value of plan assets (primarily debt securities):
Beginning fair value	$13,346	$14,765
Actual return on plan assets	2,438	(1,422)
Employer contributions	1,500	1,083
Benefits paid	(857)	(1,080)

Ending fair value	$16,427	$13,346

Funded status of the plans:
Projected benefit obligations	$19,204	$17,268
Plan assets at fair value	16,427	13,346

Projected benefit obligations in excess of plan assets	(2,777)	(3,922)
Unrecognized net asset as of beginning of year	(41)	(61)
Unrecognized net loss	5,925	6,056
Unrecognized prior service credit	(79)	(93)

Net balance sheet asset	$3,028	$1,980

Key assumptions used in the actuarial computations were as follows:
Discount rate	6.75%	7.25%

Long-term rate of return on assets	6.75%	7.25%

Rate of increase in future compensation levels	N/A	N/A

The overall expected long-term rate of return on plan assets was based on the performance of the plan assets in the past three years and on the expected performance of the plan assets over the next five years pursuant to the investment policies and strategies stated within this pension footnote. The overall expected long-term rate of return on plan assets for pension footnote purposes was selected in coordination with the actuarial valuation interest rate for minimum funding purposes.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized in the statement of financial position as of December 31, 2003 and 2002 were as follows (in thousands):

	December 31, 2003	December 31, 2002
Accrued benefit cost	$(2,777)	$(3,922)
Accumulated other comprehensive income	5,805	5,902

Net amount recognized	$3,028	$1,980

Pension cost includes the following components (in thousands):

	Year Ended December 31,
	2003	2002	2001
Service cost	$—	$—	$—
Interest cost on projected benefit obligation	1,145	1,127	1,072
Expected return on plan assets	(884)	(1,058)	(1,080)
Net amortization and deferral	191	(7)	(34)

Net periodic pension (benefit) cost	$452	$62	$(42)

The unrecognized net asset is being amortized over the estimated remaining service life of 19.4 years. Domestic pension benefits and expense were determined under the entry age actuarial cost method.

The following supplemental information is provided as the benefit obligation for the plan exceeds plan assets as December 31, 2003 and 2002 (in thousands):

	December 31, 2003	December 31, 2002
Projected benefit obligation	$19,204	$17,268
Accumulated benefit obligation	$19,204	$17,268
Fair value of plan assets	$16,427	$13,346

As of December 31, 2003 and 2002, plan assets by category were as follows:

	December 31, 2003	December 31, 2002

Equity securities	56%	48%
Debt securities	19%	24%
Real estate	0%	0%
Other	25%	28%

Total	100%	100%

The Plan’s pension investments are allocated in a manner designed to provide a long-term investment return greater than the actuarial assumption, maximize investment return commensurate with appropriate levels of risk, and comply with the Employee Retirement Income Security Act of 1974 (“ERISA”) by investing the funds in a manner consistent with ERISA fiduciary standards. Assets are allocated to provide adequate liquidity for the Plan’s disbursements, such as benefit payments and ongoing expenses. The Plan’s assets are managed such that

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

all retirement benefit payments are met as they become due. The Plan’s investment strategy focuses on the long- term to take into account the long-term nature of the Plan’s liabilities. The asset allocation strategy is implemented with due regard for the Plan’s long-term needs and in a manner designed to control volatility and with regard for the Company’s risk tolerance. The risk tolerance is comprised of financial and other relevant characteristics of the Company, as well as the Company’s risk philosophy for pension assets. Certain business characteristics may reduce the Company’s tolerance for volatility of investment returns and potential swings in contribution levels.

The Company’s portfolio manager’s asset/liability analyses indicate that approximately 30 percent of projected Plan assets are needed for upcoming disbursements and reserves. Accordingly, approximately 70 percent of the Plan’s assets are available to invest in long-term securities, such as equities. However, the Plan is concerned about the level of volatility implicit in an asset mix of approximately 70 percent equity/30 percent fixed income and the attendant concern that the Company continue to be able to meet contributions during years when the investment markets are down and its business environment is depressed. In summary, the quantitative analyses of the Plan’s assets and liabilities show approximately 55 percent is available to invest in equities (approximately 70 percent is available to invest in equities less 15 percent for risk tolerance and philosophy).

The Plan currently targets the following as part of its long-term asset allocation strategy: approximately 45 percent in fixed income securities (20 percent for general account, 20 percent for fixed income (intermediate maturities), and five percent for high yield bonds) and approximately 55 percent in equity securities (27 percent for large capitalization United States equity securities, four percent for mid-capitalization equity securities, ten percent for small capitalization United States equity securities, and 14 percent for international equity securities). Equity securities do not include any of the Company’s common stock.

The Company is expected to contribute $3,500,000 to the Plan in the year ended December 31, 2004.

A significant number of the Company’s production employees are covered by union sponsored, collectively bargained multi-employer pension plans. The Company contributed approximately $14,477,000, $17,487,000 and $11,541,000, respectively, for such plans for the years ended December 31, 2003, 2002 and 2001. Information from the plans’ administrators is not sufficient to permit the Company to determine its share of unfunded vested benefits, if any.

The Company also provides each of its employees, including its officers, who have completed one year of service with the Company the opportunity to participate in the MGM Savings Plan (the “Savings Plan”). The Company contributed approximately $4,131,000, $3,536,000 and $2,653,000, respectively, in shares of the Company’s common stock to the Savings Plan in the years ended December 31, 2003, 2002 and 2001.

Note 11—Related Party Transactions

In February 1980, a predecessor-in-interest to the Company granted to a predecessor-in-interest to MGM Grand, Inc. an exclusive open-ended royalty-free license, which was amended in 1998. Pursuant to the license, as amended, MGM Grand Inc. (now known as “MGM MIRAGE”) has the right to use certain trademarks that include the letters “MGM,” as well as logos and names consisting of or related to stylized depictions of a lion, in its resort hotel and/or gaming businesses and other businesses that are not related to filmed entertainment. The Company did not receive any monetary compensation for this license. In June 2000, in consideration of the payment to the Company of an annual royalty of $1,000,000, such license was further amended to permit MGM Grand, Inc. to use the letters “MGM” combined with the name “Mirage” in the same manner and to the same extent that it was permitted theretofore to use the name “MGM Grand.” Tracinda owns a majority of the outstanding common stock of MGM MIRAGE, the parent of MGM Grand Hotel, Inc. (“Grand Hotel”). In

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consideration of this further grant of rights, MGM MIRAGE paid the Company $1,000,000 in each of the years ended December 31, 2003, 2002 and 2001. Subsequent annual payments are due on each anniversary date thereafter. The Company is presently engaged in discussions with MGM MIRAGE to clarify certain terms of the license and separate ownership of the MGM MIRAGE trademarks from the Company’s trademarks. Additionally, the Company and affiliates of Tracinda occasionally conduct cross-promotional campaigns, in which the Company’s motion pictures and the affiliates’ hotels are promoted together; however, the Company believes that the amounts involved are immaterial.

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

The Company periodically sells to Grand Hotel and certain of its affiliates, on a wholesale basis, videocassettes and other merchandise such as baseball caps, clothing, keychains and watches bearing the Company’s trademarks and logos for resale to consumers in retail shops located within Grand Hotel’s hotels. In December 2000, pursuant to a Merchandise License Agreement, the Company granted a subsidiary of MGM MIRAGE the right to use certain of the Company’s trademarks and logos in connection with the retail sale of merchandise at MGM MIRAGE’s properties. The Company receives royalties based on retail sales of the licensed merchandise. The agreement has a term of five years, subject to the MGM MIRAGE’s right to extend the term for one additional five-year period and its option to terminate the agreement at any time upon 60 days’ notice. During the years ended December 31, 2003, 2002 and 2001, the Company recognized licensing and royalty revenues of $3,000, $4,000 and $9,000, respectively.

In July 2001, the Company entered into an agreement with Grand Hotel for the licensing of the MGM logo on slot machines for a one year term. The Company recognized licensing revenue of $200,000 during the year ended December 31, 2001 with respect to this agreement.

From time to time, the Company charters airplanes from MGM MIRAGE and Tracinda for use in the Company’s business. The Company believes that the terms of the charter arrangements are no less favorable to the Company than those that could be obtained from unrelated third parties. During the years ended December 31, 2003, 2002 and 2001, the aggregate of the payments made to MGM MIRAGE and/or Tracinda for such charters were approximately $91,000, $79,000 and $271,000, respectively.

From time to time, the Company reserves hotel rooms from MGM MIRAGE for use by key exhibitors and employees. For the years ended December 31, 2003, 2002 and 2001, the aggregate amount paid by the Company for such rooms was approximately $305,000, $465,000 and $32,000, respectively. Additionally, during the year ended December 31, 2003, the Company paid MGM MIRAGE $15,000 for other services.

In 1994, in connection with the formation of Movie Network Channels, a joint venture in which the Company has a non-controlling interest, the Company licensed to the joint venture certain of its current theatrical and television motion pictures, as well as a number of its library pictures, for distribution on Australian pay television. The agreement expires on June 30, 2005, with all motion pictures covered by the agreement reverting to the Company within one year after that date, but both the Company and Movie Network Channels have the right to extend the license for a further four years. The Company receives a license fee for each picture that is based on the number of Movie Network Channel’s subscribers. The Company recognized such license fee revenues of $6,152,000, $4,014,000 and $3,249,000 during the years ended December 31, 2003, 2002 and 2001, respectively. The Company believes that the terms of the agreement are no less favorable to the Company than those contained in its licenses with unaffiliated licensees.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company, under various agreements, licenses the right to distribute certain motion picture and television product in the domestic television market to the Rainbow Media cable channels, in which the Company acquired a 20 percent equity interest on April 2, 2001. The Company sold its equity interest in the Bravo cable channel on December 5, 2002 and its interest in the remaining cable channels on July 18, 2003 (see Note 4). During the years ended December 31, 2003, 2002 and 2001, the Company recognized revenues of $12,421,000, $4,768,000 and $6,158,000, respectively, under these licensing arrangements. The Company believes that the terms of these agreements are no less favorable to the Company than those contained in its licenses with unaffiliated licensees.

The Company has equity interests ranging from five percent to 50 percent in certain television channels located in various international territories, in which the Company licenses certain library pictures and theatrical motion pictures and television series, miniseries and made-for-television movies produced or distributed by the Company during the terms of the agreements. The Company recognized aggregate license fees under these agreements of $24,403,000, $22,804,000 and $24,107,000 during the years ended December 31, 2003, 2002 and 2001, respectively.

The Company has a 50 percent equity interest in MGM-NBC Media Sales (see Note 4), a joint venture formed to act as our agent to sell advertising time received by the Members as barter advertising spots as full or partial consideration from the sale of feature film and television programming product in the syndication market. In the years ended December 31, 2003 and 2002, the Company incurred a sales agency fee to MGM-NBC Media Sales of $2,750,000 and $1,298,000, respectively. Additionally, the joint venture is required to pay the Company an annual fee of one percent of venture revenues, up to a maximum of $500,000, for administrative services. At December 31, 2003 and 2002, the Company had a receivable from MGM-NBC Media Sales of $8,710,000 and $11,661,000 for the distribution of its product and certain administration charges.

In December 1999, the Company agreed to provide a production company owned by Francis Ford Coppola, a former director of the Company, certain office space and office furnishings/equipment at no charge for a two-year period, as consideration for creative services provided by Mr. Coppola in connection with certain of the Company’s film product.

In March 2000, the Company entered into an agreement in principle with a subsidiary of American Zoetrope (“Zoetrope”), a production company owned by Mr. Coppola, for the financing and distribution in the United States and Canada of lower budget theatrical motion pictures to be produced by Zoetrope over a three-year period. Under the agreement, the Company had an exclusive “first look” on projects developed by Zoetrope with a budget (or anticipated budget) of less than $12,000,000 and, subject to certain conditions being met, the Company was able to acquire distribution rights in the United States and Canada as well as certain other ancillary rights on up to ten qualifying pictures produced by Zoetrope in exchange for an amount equal to no more than $2,500,000 per picture. In addition, the Company agreed to spend a minimum of between approximately $1,000,000 to $2,250,000 per qualifying picture in marketing and release costs. The agreement expired on September 3, 2003.

Another motion picture studio has acquired the right, for a designated period of time, from the Company to produce a motion picture. Priscilla Presley, a director of the Company, is a producer of such contemplated motion picture. The Company has retained the option to either co-finance such motion picture or receive a rights fee and passive profit participation.

Pursuant to the exercise by Tracinda of one of the demand registration rights granted to it in the Shareholders Agreement, the Company on January 21, 2003 filed a Registration Statement on Form S-3 under the Securities Act covering the sale by Tracinda of up to 28,750,000 shares of MGM Common Stock in an

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

underwritten public offering. Under the terms of the Shareholders Agreement, the Company paid certain expenses of the offering, including the registration fees and the fees of legal counsel, accountants and financial printers, aggregating approximately $538,000.

In the year ended December 31, 2003, the Company incurred approximately $1,000,000 of expenses (including the cost of a fairness opinion requested by the Company) related to a tender offer for the Company’s common stock by Kirk Kerkorian and Tracinda, the principal stockholders of the Company (see Note 8). The tender offer was completed on October 9, 2003.

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

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables (in thousands):

	Year Ended December 31,
	2003	2002	2001
Revenues:
Feature films	$1,651,870	$1,416,947	$1,217,969
Television programming	189,997	171,220	137,967
Cable channels	60,098	113,066	77,674
Other	37,820	64,393	31,595

Subtotal	1,939,785	1,765,626	1,465,205
Less: unconsolidated companies	(56,758)	(111,524)	(77,674)

Consolidated revenues	$1,883,027	$1,654,102	$1,387,531

Segment Income (Loss):
Feature films	$107,922	$(40,052)	$101,842
Television programming	24,869	4,902	12,715
Cable channels	(177)	12,850	(4,140)
Other	23,521	40,047	15,800

Subtotal	156,135	17,747	126,217
Less: unconsolidated companies	(310)	(13,561)	2,421

Consolidated segment income	$155,825	$4,186	$128,638

Identifiable Assets:
Feature films	$2,595,706	$2,640,294	$2,183,488
Television programming	405,140	369,723	334,886
Cable channels	24,702	620,644	845,042
Other	4,389	12,349	9,857

Consolidated segment assets	$3,029,937	$3,643,010	$3,373,273

Capital Expenditures:
Feature films	$23,717	$20,141	$8,554
Television programming	3,702	2,820	1,312
Other	40	94	39

Consolidated capital expenditures	$27,459	$23,055	$9,905

Depreciation Expense:
Feature films	$14,942	$17,880	$15,733
Television programming	2,332	2,504	2,414
Cable channels	3,288	5,174	1,115
Other	25	83	71

Subtotal	20,588	25,641	19,333
Less: unconsolidated companies	(3,288)	(5,174)	(1,115)

Consolidated segment depreciation	$17,300	$20,467	$18,218

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the details of other operating segment income:

	Year Ended December 31,
	2003	2002	2001
Licensing and merchandising	$7,927	$7,754	$6,460
Interactive media	6,498	9,859	3,586
Music	7,066	8,175	7,593
Other	2,030	14,259	(1,839)

	$23,521	$40,047	$15,800

The following is a reconciliation of reportable segment income to loss from operations before provision for income taxes:
	Year Ended December 31,
	2003	2002	2001
Segment income	$155,825	$4,186	$128,638
General and administrative expenses	(139,643)	(84,857)	(92,692)
Depreciation and non-film amortization	(17,300)	(20,467)	(32,952)

Operating income (loss)	(1,118)	(101,138)	2,994
Write-down on investment in cable channels	(93,059)	—	—
Gain on sale of equity interest in cable channel	—	32,514	—
Equity in net earnings (losses) of affiliates	310	13,561	(2,421)
Interest expense, net of amounts capitalized	(60,229)	(79,929)	(51,494)
Interest and other income, net	16,148	7,432	9,478
Due diligence expenses	(5,099)	—	—

Loss from operations before provision for income taxes	$(143,047)	$(127,560)	$(41,443)

The following is a reconciliation of reportable segment assets to consolidated total assets:
	Year Ended December 31,
	2003	2002	2001
Total assets for reportable segments	$3,029,937	$3,643,010	$3,373,273
Goodwill not allocated to segments	—	—	516,706
Other unallocated amounts (principally cash in 2002)	76,634	625,964	33,185

Consolidated total assets	$3,106,571	$4,268,974	$3,923,164

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s foreign activities are principally motion picture and television production and distribution in territories outside of the United States and Canada. Net foreign assets of subsidiaries operating in foreign countries are not material in relation to consolidated net assets. Revenues earned by territory were as follows:

	Year Ended December 31,
	2003	2002	2001
United States and Canada	$1,193,066	$1,101,624	$872,056
Europe	491,878	366,918	364,663
Asia and Australia	144,668	123,415	97,925
Other	53,415	62,145	52,887

	$1,883,027	$1,654,102	$1,387,531

Note 13—Commitments and Contingencies

Leases.    The Company has operating leases for offices and equipment. Certain property leases include provisions for increases over base year rents as well as for escalation clauses for maintenance and other building operations. Rent expense was approximately $26,402,000, $20,511,000 and $18,499,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Employment Agreements.    The Company has employment agreements with various principal officers and employees. The agreements provide for minimum salary levels as well as, in some cases, bonuses.

Creative Talent Agreements.    The Company has entered into contractual agreements for creative talent related to future film production. Such amounts are scheduled to be paid through 2007.

Future minimum annual commitments under bank and other debt agreements, non-cancelable operating leases, employment agreements, creative talent agreements and letters of credit as of December 31, 2003 are as follows (in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total
Bank and other debt	$813	$—	$—	$—	$—	$—	$813
Operating leases	27,100	26,528	27,140	28,003	26,408	241,060	376,239
Employment agreements	47,789	27,621	12,056	1,067	—	—	88,533
Creative talent agreements	69,528	8,554	912	—	—	—	78,994
Letters of credit	20,038	—	—	—	—	—	20,038

Total	$165,268	$62,703	$40,108	$29,070	$26,408	$241,060	$564,617

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

The Company has provided an accrual for pending litigation as of December 31, 2003 in accordance with SFAS No. 5, “Accounting for Contingencies.” In the opinion of Company management, any liability under pending litigation is not expected to be material in relation to the Company’s financial condition or results of operations.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contractual Commitments.    Beginning November 1, 2000, the Company contracted with Twentieth Century Fox Film Corporation (“Fox”) for distribution of the Company’s film releases in international theatrical and non-theatrical markets in territories in which the Company owns or controls the right to perform distribution services in such territories. Under the terms of the agreement, the Company pays Fox a distribution fee based on gross film rentals.

On June 18, 1999, the Company entered into an International Home Video Subdistribution Services Agreement between Metro-Goldwyn-Mayer Home Entertainment LLC (“MGMHE”) and Twentieth Century Fox Home Entertainment, Inc. (“Fox Home Entertainment”), pursuant to which Fox Home Entertainment provides distribution services for the Company’s films in the international home video market. On June 24, 2003, MGMHE gave notice to Fox Home Entertainment of its intent to terminate the agreement as of January 31, 2004 as permitted under the agreement. However, MGMHE and Fox Home Entertainment have negotiated to continue the agreement in a modified form under which Fox Home Entertainment will continue to provide subdistribution services in certain territories. A termination payment of $10,000,000 which would have been due to Fox Home Entertainment as a result of the termination of the agreement has been reduced due to the modification noted above.

Note 14—Supplementary Cash Flow Information

The Company paid interest, net of capitalized interest, of $53,732,000, $63,211,000 and $43,833,000 during the years ended December 31, 2003, 2002 and 2001, respectively. The Company paid income taxes of $14,662,000, $13,237,000 and $14,751,000 during the years ended December 31, 2003, 2002 and 2001, respectively.

During the year ended December 31, 2003, property and equipment additions include non-cash additions for tenant improvements of $17,082,000 paid by the landlords of new office facilities leased in Los Angeles, California. A corresponding liability has been established and is being amortized over the life of the lease as a reduction of rent expense.

During the year ended December 31, 2002, the Company contributed 1,406,753 shares of common stock aggregating $27,616,000 to participants of the Senior Management Bonus Plan (see Note 8).

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15—Quarterly Financial Data (Unaudited)

Certain quarterly information is presented below (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003:
Revenues	$395,191	$487,702	$457,051	$543,083
Operating income (loss)	$(39,055)	$(18,487)	$(13,383)	$69,807
Interest expense, net of amounts capitalized	$(17,949)	$(18,863)	$(14,744)	$(8,673)
Net income (loss)	$(55,822)	$(133,579)	$(32,613)	$60,253
Basic and diluted income (loss) per share	$(0.22)	$(0.55)	$(0.13)	$0.25

2002:
Revenues	$315,128	$336,923	$381,156	$620,895
Operating income (loss)	$(66,398)	$(99,253)	$23,732	$40,781
Interest expense, net of amounts capitalized	$(16,095)	$(26,530)	$(18,107)	$(19,197)
Net income (loss)	$(90,792)	$(121,809)	$11,695	$58,659
Basic and diluted income (loss) per share	$(0.37)	$(0.48)	$0.05	$0.24

2001:
Revenues	$343,896	$274,859	$393,310	$375,466
Operating income (loss)	$(9,321)	$(43,946)	$969	$55,292
Interest expense, net of amounts capitalized	$(9,453)	$(13,475)	$(14,287)	$(14,279)
Cumulative effect of accounting change	$(382,318)	$—	$—	$—
Net income (loss)	$(399,839)	$(61,305)	$(15,975)	$39,061
Basic and diluted income (loss) per share, before cumulative effect of accounting change	$(0.08)	$(0.26)	$(0.07)	$0.16
Basic and diluted income (loss) per share	$(1.86)	$(0.26)	$(0.07)	$0.16

The Company adopted SOP 00-2 on January 1, 2001 and recorded a one-time, non-cash cumulative effect charge to earnings of $382,318,000, primarily to reduce the carrying value of its film and television costs (see Note 1).

Note 16—Subsequent Events

On December 4, 2003 the Company commenced a Dutch Auction tender offer (the “Dutch Auction Tender Offer”) to purchase up to 10,000,000 shares of its Common Stock at a purchase price not greater than $18.00 nor less than $16.25 per share. Under the procedures for the Dutch Auction Tender Offer, shareholders of the Company had the opportunity to tender some or all of their shares of common stock at prices specified by the shareholders. The Company then determined the lowest price per share within the range of $16.25 to $18.00 per share that would enable it to buy 10,000,000 shares, or such lesser number of shares that are properly tendered and not withdrawn. All shares accepted in the Dutch Auction Tender Offer were purchased by the Company at the same determined price per share regardless of whether the shareholder tendered at a lower price. Tracinda and Mr. Kirk Kerkorian, the Company’s principal shareholders, did not participate in the Dutch Auction Tender Offer; nor did any members of the Company’s Board of Directors or executive management.

The Dutch Auction Tender Offer expired on January 15, 2004. Pursuant to the Dutch Auction Tender Offer, the Company purchased 10,000,000 shares of its Common Stock at an average purchase price of $17.00 per share, or an aggregate amount of $170,000,000, plus offering expenses of approximately $1,000,000. The Dutch

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Auction Tender Offer was financed primarily from available cash on hand, net cash flow provided by operating activities and borrowings under the Revolving Facility. Following completion of the Dutch Auction Tender Offer, Mr. Kerkorian and Tracinda together owned approximately 74.0 percent of the Company’s outstanding common stock.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Metro-Goldwyn-Mayer Inc.

We have audited the consolidated financial statements of Metro-Goldwyn-Mayer Inc. as of December 31, 2003 and 2002 and for the years then ended, and have issued our report thereon dated February 4, 2004 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in Item 15(a) of this Form 10-K. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Los Angeles, California

February 4, 2004

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

ARTHUR ANDERSEN LLP

Los Angeles, California

February 4, 2002

METRO-GOLDWYN-MAYER INC.

(PARENT ONLY)

SCHEDULE I:    FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

(in thousands, except share data)

	December 31, 2003	December 31, 2002
ASSETS

Investments and advances to affiliates	$2,328,371	$2,514,466

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities	$—	$—

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 500,000,000 shares authorized, 251,960,505 shares issued	2,520	2,520
Additional paid-in capital	3,915,777	3,914,923
Deficit	(1,507,573)	(1,345,812)
Accumulated other comprehensive loss	2,046	(18,361)
Less: treasury stock, at cost, 6,981,126 shares and 3,107,609 shares, respectively	(84,399)	(38,804)

Total stockholders’ equity	2,328,371	2,514,466

	$2,328,371	$2,514,466

The accompanying Notes to Financial Statements are an integral part of these statements.

METRO-GOLDWYN-MAYER INC.

(PARENT ONLY)

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2003	2002	2001
Revenues	$—	$—	$—
Other (income) expense:
Due diligence expenses	5,099	—	—
Other expenses	1,538	—	—
Equity in net losses of subsidiaries	155,499	142,247	438,058
Intercompany interest income	(375)	—	—

Total other expense	161,761	142,247	438,058

Net loss	$(161,761)	$(142,247)	$(438,058)

Basic and diluted loss per share	$(0.66)	$(0.57)	$(1.89)

Weighted average number of common shares outstanding:
Basic and diluted	245,584,705	248,355,556	232,082,403

METRO-GOLDWYN-MAYER INC.

(PARENT ONLY)

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Preferred Stock		Common Stock		Add’l Paid-in Capital	Deficit	Compre- hensive Income (Loss)	Accum. Other Compre- hensive Income (Loss)	Less: Treasury Stock	Total Stockholders’ Equity
	No. of Shares	Par Value	No. of Shares	Par Value
Balance December 31, 2000	—	$—	207,217,585	$2,072	$3,072,611	$(765,507)	$—	$511	$—	$2,309,687
Preferred stock issued to Tracinda, net	15,715,667	157	—	—	324,843	—	—	—	—	325,000
Conversion of preferred stock into common stock	(15,715,667)	(157)	15,715,667	157	—	—	—	—	—	—
Common stock issued to outside parties, net	—	—	16,080,590	161	310,478	—	—	—	—	310,639
Common stock issued to directors, officers and employees, net	—	—	615,658	6	9,835	—	—	—	—	9,841
Comprehensive income (loss):
Net loss	—	—	—	—	—	(438,058)	(438,058)	—	—	(438,058)
Cumulative effect of accounting change	—	—	—	—	—	—	469	469	—	469
Unrealized loss on derivative instruments	—	—	—	—	—	—	(27,523)	(27,523)	—	(27,523)
Unrealized loss on securities	—	—	—	—	—	—	(240)	(240)	—	(240)
Foreign currency translation adjustments	—	—	—	—	—	—	(333)	(333)	—	(333)

Comprehensive loss	—	—	—	—	—	—	(465,685)	—	—	—

Balance December 31, 2001	—	—	239,629,500	2,396	3,717,767	(1,203,565)	—	(27,116)	—	2,489,482
Common stock issued to outside parties, net	—	—	10,550,000	106	164,665	—	—	—	—	164,771
Acquisition of treasury stock, at cost	—	—	—	—	—	—	—	—	(32,709)	(32,709)
Contribution of treasury stock to deferred compensation plan	—	—	—	—	—	—	—	—	(7,608)	(7,608)
Common stock issued to directors, officers and employees, net	—	—	1,781,005	18	32,491	—	—	—	1,513	34,022
Comprehensive income (loss):
Net loss	—	—	—	—	—	(142,247)	(142,247)	—	—	(142,247)
Unrealized gain on derivative instruments	—	—	—	—	—	—	13,195	13,195	—	13,195
Unrealized loss on securities	—	—	—	—	—	—	(585)	(585)	—	(585)
Change in unfunded pension obligation	—	—	—	—	—	—	(3,994)	(3,994)	—	(3,994)
Foreign currency translation adjustments	—	—	—	—	—	—	139	139	—	139

Comprehensive loss	—	—	—	—	—	—	(133,492)	—	—	—

Balance December 31, 2002	—	—	251,960,505	2,520	3,914,923	(1,345,812)	—	(18,361)	(38,804)	2,514,466
Acquisition of treasury stock, at cost	—	—	—	—	—	—	—	—	(49,785)	(49,785)
Common stock issued to directors, officers and employees, net	—	—	—	—	854	—	—	—	4,190	5,044
Comprehensive income (loss):
Net loss	—	—	—	—	—	(161,761)	(161,761)	—	—	(161,761)
Unrealized gain on derivative instruments	—	—	—	—	—	—	16,629	16,629	—	16,629
Unrealized gain on securities	—	—	—	—	—	—	1,303	1,303	—	1,303
Change in unfunded pension obligation	—	—	—	—	—	—	(356)	(356)	—	(356)
Foreign currency translation adjustments	—	—	—	—	—	—	2,831	2,831	—	2,831

Comprehensive loss	—	—	—	—	—	—	(141,354)	—	—	—

Balance December 31, 2003	—	$—	251,960,505	$2,520	$3,915,777	$(1,507,573)	$—	$2,046	$(84,399)	$2,328,371

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

METRO-GOLDWYN-MAYER INC.

(PARENT ONLY)

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Operating activities:
Net loss	$(161,761)	$(142,247)	$(438,058)
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Due diligence expenses	5,099	—	—
Other expenses	1,538	—	—
Losses on equity investments, net	155,499	142,247	438,058
Intercompany interest income	(375)	—	—

Net cash from operating activities	—	—	—

Financing activities:
Proceeds from issuance of preferred stock to Tracinda	—	—	325,000
Proceeds from issuance of equity securities to outside parties	—	164,772	310,766
Proceeds from issuance of equity securities to related parties	121	2,154	6,941
Acquisition of treasury stock	(49,785)	(32,709)	—
Financing costs and other	(767)	—	—
Net intercompany advances	50,431	(134,217)	(642,707)

Net cash from financing activities	—	—	—

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of the period	$—	$—	$—

The accompanying Notes to Financial Statements are an integral part of these statements.

METRO-GOLDWYN-MAYER INC.

(PARENT ONLY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

Note 1—Basis of Presentation and Comprehensive Income (Loss)

Basis of Presentation.    The accompanying financial statements include the accounts of Metro-Goldwyn-Mayer Inc (“MGM,” or “the Company”) presented on a separate company (parent only) basis. MGM is a Delaware corporation formed on July 10, 1996 specifically to acquire MGM Studios, and is majority owned by an investor group comprised of Kirk Kerkorian, Tracinda Corporation and a corporation that is principally owned by Tracinda Corporation, and certain current and former executive officers of the Company. The acquisition of MGM Studios by MGM was completed on October 10, 1996, at which time MGM commenced principal operations. MGM acquired Orion Pictures Corporation and its majority owned subsidiaries on July 10, 1997.

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

	Year Ended December 31,
	2003	2002	2001
Net loss	$(161,761)	$(142,247)	$(438,058)
Other comprehensive income (loss):
Cumulative effect of accounting change for derivative instruments	—	—	469
Unrealized gain (loss) on derivative instruments	16,629	13,195	(27,523)
Unrealized gain (loss) on securities	1,303	(585)	(240)
Change in unfunded pension plan obligation	(356)	(3,994)	—
Cumulative foreign currency translation adjustments	2,831	139	(333)

Total comprehensive loss	$(141,354)	$(133,492)	$(465,685)

Components of accumulated other comprehensive income (loss) are shown below (in thousands):

	Unrealized Gain (Loss) on Derivative Instruments	Unrealized Gain (Loss) on Securities	Unfunded Pension Plan Obligation	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2001	$(27,054)	$(197)	$—	$135	$(27,116)
Current year change	13,195	(585)	(3,994)	139	8,755

Balance at December 31, 2002	(13,859)	(782)	(3,994)	274	(18,361)
Current year change	16,629	1,303	(356)	2,831	20,407

Balance at December 31, 2003	$2,770	$521	$(4,350)	$3,105	$2,046

METRO-GOLDWYN-MAYER INC.

(PARENT ONLY)

NOTES TO FINANCIAL STATEMENTS

Note 2—Bank Debt

On June 11, 2002, MGM Studios entered into a third amended and restated credit facility with a syndicate of banks, which amended a pre-existing credit facility, aggregating $1.75 billion (the “Amended Credit Facility”). On October 27, 2003, MGM Studios repaid $1.15 billion of the Amended Credit Facility. For additional information regarding the Registrant’s borrowings under debt agreements and other borrowings, see Note 6 to the Consolidated Financial Statements.

Note 3—Loan to MGM Studios

On October 27, 2003, MGM loaned MGM Studios $50,000,000 in the form of a promissory note bearing interest at 3.00 percent over the Adjusted LIBOR rate, as defined (4.12 percent at December 31, 2003). The promissory note was repaid in full on January 27, 2004.

Metro-Goldwyn-Mayer Inc.

Schedule II—Valuation And Qualifying Accounts And Reserves

(In thousands)

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year

Year Ended December 31, 2003

Reserve for allowances and doubtful accounts	$40,980	8,535	(2,844)	$46,671

Reserve for home video inventory obsolescence, shrinkage and reduplication	$17,347	2,762	(2,597)	$17,512

Reserve for severance and other costs under corporate restructuring programs.	$3,290	5,258	(2,626)	$5,922

Year Ended December 31, 2002:

Reserve for allowances and doubtful accounts	$26,173	21,205	(6,398)	$40,980

Reserve for home video inventory obsolescence, shrinkage and reduplication	$14,326	3,791	(770)	$17,347

Reserve for severance and other costs under corporate restructuring programs	$29,204	4,274	(30,188)	$3,290

Year Ended December 31, 2001:

Reserve for allowances and doubtful accounts	$22,947	1,442	1,784	$26,173

Reserve for home video inventory obsolescence, shrinkage and reduplication	$8,920	5,406	—	$14,326

Reserve for severance and other costs under corporate restructuring programs	$26,715	4,109	(1,620)	$29,204

Reserve for contract termination costs	$2,000	—	(2,000)	$—

EXHIBIT INDEX

Exhibit Number	Document Description

3.1(2)	Amended and Restated Certificate of Incorporation of the Company

3.2(7)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company

3.3(2)	Amended and Restated Bylaws of the Company

10.1(2)

Amended and Restated Credit Agreement, dated as of October 15, 1997, among the Company, MGM Studios, Orion, certain lenders, Morgan Guaranty Trust Company of New York (“Morgan”), as agent and Bank of America (“B of A”), as syndication agent**

10.2(16)	Third Amended and Restated Credit Agreement, dated as of June 11, 2002, among MGM Studios, Orion, Bank of America, as administrative agent, certain lenders and certain L/C issuers**

10.3(2)	Form of Modification and Cancellation Agreement, dated as of November 5, 1997

10.4(2)	Amended and Restated 1996 Stock Incentive Plan dated as of November 11, 1997 and form of related Stock Option Agreement*

10.5(7)	Amendment No. 1 to Amended and Restated 1996 Stock Incentive Plan*

10.6(6)	Form of Executive Option Exchange Agreement*

10.7(13)	Form of Director Stock Option Agreement Pursuant to the Amended and Restated 1996 Stock Incentive Plan*

10.8(2)	Senior Management Bonus Plan dated as of November 11, 1997 and form of related Bonus Interest Agreement*

10.9(6)	Bonus Interest Amendment*

10.10(10)	Form of 2000 Employee Incentive Plan*

10.11(2)	Amended and Restated Employment Agreement of Frank G. Mancuso dated as of August 4, 1997

10.12(9)	Consulting Agreement of Frank G. Mancuso dated as of August 12, 1999

10.13(1)	Employment Agreement of William A. Jones dated as of October 10, 2003*

10.14(17)	Employment Agreement of Daniel J. Taylor dated as of March 15, 2003*

10.15(8)	Employment Agreement of Christopher J. McGurk dated as of April 28, 1999*

10.16(8)	Letter Agreement between the Company and Christopher J. McGurk dated April 28, 1999*

10.17(15)	Amendment to Employment Agreement of Christopher J. McGurk dated March 25, 2002*

10.18(8)	Employment Agreement of Alex Yemenidjian dated as of April 28, 1999*

10.19(15)	Amendment to Employment Agreement of Alex Yemenidjian dated March 25, 2002*

10.20(17)	Employment Agreement of Jay Rakow dated as of March 15, 2003*

10.21(11)	Employment Agreement of Michael R. Gleason dated August 22, 2000

10.22(2)	Indemnification Agreement dated as of October 10, 1996—Frank G. Mancuso

10.23(2)	Indemnification Agreement dated as of October 10, 1996—William A. Jones*

10.24(2)	Indemnification Agreement dated as of October 10, 1996—James D. Aljian

10.25(2)	Indemnification Agreement dated as of October 10, 1996— Michael R. Gleason

10.26(2)	Indemnification Agreement dated as of October 10, 1996—Kirk Kerkorian

10.27(2)	Indemnification Agreement dated as of October 10, 1996—Jerome B. York

10.28(3)	Indemnification Agreement dated as of November 7, 1997—Alex Yemenidjian*

Exhibit Number	Document Description

10.29(5)	Indemnification Agreement dated as of June 15, 1998—Daniel J. Taylor*

10.30(6)	Indemnification Agreement dated as of November 12, 1998—Alexander M. Haig, Jr.

10.31(6)	Indemnification Agreement dated as of November 12, 1998—Willie D. Davis

10.32(8)	Indemnification Agreement dated as of April 28, 1999—Christopher J. McGurk*

10.33(11)	Indemnification Agreement dated as of August 2, 2000—Jay Rakow*

10.34(11)	Indemnification Agreement dated as of September 7, 2000—Priscilla Presley

10.35(14)	Indemnification Agreement dated as of February 12, 2001—Henry Winterstern

10.36(18)	Indemnification Agreement dated as of May 14, 2003—A. N. Mosich

10.37(2)	Form of Amended and Restated Shareholders Agreement dated as of August 4, 1997

10.38(5)	Form of Waiver and Amendment No. 1 to Amended and Restated Shareholders Agreement dated as of August 8, 1998

10.39(5)	Form of Amendment No. 2 to Amended and Restated Shareholders Agreement dated September 1, 1998

10.40(6)	Form of Waiver and Amendment No. 3 to Amended and Restated Shareholders Agreement

10.41(2)	Form of Amended and Restated Stock Option Agreement between the Company and Celsus Financial Corp.

10.42(2)	Form of Inducement Agreement dated as of November 5, 1997

10.43(2)	Form of Investment Agreement dated November 12, 1997 between the Company and Tracinda

10.44(4)	1998 Non-Employee Director Stock Plan*

10.45(12)	Agreement between Metro-Goldwyn-Mayer Inc. and Rainbow Media Holdings Inc. dated January 31, 2001

10.46(19)

Purchase Agreement dated June 27, 2003 by and among Rainbow Media Holdings, Inc., American Movie Classics III Holding Corporation, American Movie Classics IV Holding Corporation, IFC II Holding Corporation, IFC III Holding Corporation, and Metro-Goldwyn-Mayer Inc., MGM Networks U.S., Inc. and Cablevision Systems Corporation

21(1)	List of Subsidiaries of Metro-Goldwyn-Mayer Inc.

23(1)	Consent of Independent Public Auditors

31.1(1)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(1)	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1(1)	Certification of CEO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(1)	Certification of CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan.
**	Filed without Schedules.
(1)	Filed herewith.
(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-35411) and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1997 (File No. 001-13481) and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Form S-8 (File No. 333-52953) and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-60723) and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1998 (File No. 001-13481) and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Registration on Form S-8 (File No. 333-83823) and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-82775) and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 1999 (File No. 001-13481) and incorporated herein by reference.
(10)	Filed as an appendix to the Company’s Proxy Statement for the annual meeting held on May 4, 2000 and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2000 (File No. 001-13481) and incorporated herein by reference.
(12)	Filed as an exhibit to the Company’s Form 8-K dated January 31, 2001 (File No. 001-13481) and incorporated herein by reference.
(13)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2001 (File No. 001-13481) and incorporated herein by reference.
(14)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2001 (File No. 001-13481) and incorporated herein by reference.
(15)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2002 (File No. 001-13481) and incorporated herein by reference.
(16)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2002 (File No. 001-13481) and incorporated herein by reference.
(17)	Filed as an exhibit to the Company’s Form 10-Q for the quarter dated March 31, 2003.
(18)	Filed as an exhibit to the Company’s Form 10-Q for the quarter dated June 30, 2003.
(19)	Filed as an exhibit to the Company’s Form 8-K/A dated and filed July 15, 2003.