Form 10-K/A
period 2003-12-31
METRO-GOLDWYN-MAYER INC
filed 2004-04-06
CIK 1026816

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (the “Form 10-K”) of Metro-Goldwyn-Mayer Inc. for the fiscal year ended December 31, 2003 is being filed for the purpose of amending Part II, Item 7, “MD&A—Liquidity and Capital Resources—Commitments” and Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of the Form 10-K, and the complete text of each, as amended, is set forth herein. In addition, in connection with the filing of this Amendment No. 1, we are including as exhibits certain currently dated certifications of our CEO and CFO and an updated consent letter from the independent public accountants. The remainder of our Form 10-K is not reproduced in this amendment, and this amendment does not reflect events occurring after the filing of the Company’s original Form 10-K or, except as indicated, modify or update the original Form 10-K.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources

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

We are obligated to fund 50 percent of the expenses of MGM Networks Latin America up to a maximum of approximately $25.25 million. We have funded approximately $24.8 million under such obligation as of December 31, 2003. Although historically MGM Latin America has incurred losses from operations, we have not provided any additional cash funding to the joint venture since 2002. Based on MGM Latin America’s current business plan, the joint venture is expected to remain cash self-sustaining into the foreseeable future, unless business conditions change. At this time, we do not expect any additional cash funding will be required to MGM Latin America. Additionally, as of December 31, 2003 we have analyzed the recoverability of our investment in MGM Latin America based on a discounted future cash flow model and have determined that no write-down is necessary.

We are committed to fund our share of the operating expenses of certain joint ventures, as required. These joint ventures include Movielink, LLC, a joint venture established to create an on-demand movie service via digital delivery for broadband internet users in the United States in which we own a 20 percent ownership interest with four other major studios, as well a one-seventh ownership interest we hold in NDC, LLC, a partnership created with six other major studios to develop and deploy digital cinema technology and equipment in theatres.

We are obligated to fund up to $30.0 million to Movielink for our share of the venture’s operating expenses. As of December 31, 2003, we have funded $15.1 million of this commitment. As of December 31, 2003, we have funded $1.0 million regarding our interest in NDC, LLC, and under certain circumstances may be required to contribute additional capital of up to $0.1 million. As of December 31, 2003, we have no significant future cash funding requirements to any of our cable channel or other joint ventures.

2

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of interest rate changes as a result of our variable rate long-term debt. Historically, we have entered into interest rate swap agreements whereby we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate amounts calculated by reference to an agreed notional principal amount. As of February 18, 2004, the outstanding balance of $120.0 million under our revolving facility was exposed to interest rate risk. We will continue to evaluate strategies to manage the impact of interest rate changes on earnings and cash flows.

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

Item 15 of Form 10-K is supplemented for certain additional exhibits required in connection with the filing of this Amendment No. 1, as follows:

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

3.    Exhibits

The exhibits listed in the accompanying Exhibit Index to this report on Form 10-K/A Amendment No. 1 are incorporated here by reference.

3

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 2, 2004

METRO-GOLDWYN-MAYER INC.

By:	/S/ DANIEL J. TAYLOR
Daniel J. Taylor Chief Financial Officer

4

EXHIBIT INDEX

23(1)	Consent of Independent Auditors

31.1(1)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(1)	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(1)	Filed herewith