Form 10-Q
period 2004-03-31
METRO-GOLDWYN-MAYER INC
filed 2004-05-03
CIK 1026816

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

The number of shares of the Registrant’s common stock outstanding as of April 29, 2004 was [235,836,374].

METRO-GOLDWYN-MAYER INC.

FORM 10-Q

March 31, 2004

i

PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements

METRO-GOLDWYN-MAYER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash and cash equivalents	$34,059	$61,894
Accounts and contracts receivable (net of allowance for doubtful accounts of $65,147 and $46,671, respectively)	571,556	615,907
Film and television costs, net	1,838,540	1,788,225
Investments in and advances to affiliates	23,870	24,050
Property and equipment, net	67,640	68,657
Goodwill	516,706	516,706
Other assets	28,449	31,132

	$3,080,820	$3,106,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Bank and other debt	$129,348	$813
Accounts payable and accrued liabilities	247,405	234,397
Accrued participants’ share	322,706	320,347
Income taxes payable	38,484	37,129
Advances and deferred revenues	80,772	72,908
Other liabilities	109,681	112,606

Total liabilities	928,396	778,200

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 500,000,000 shares authorized, 251,960,505 shares issued	2,520	2,520
Additional paid-in capital	3,931,523	3,915,777
Deficit	(1,528,843)	(1,507,573)
Accumulated other comprehensive income (loss)	(127)	2,046
Less: treasury stock, at cost, 16,787,481 and 7,347,530 shares, respectively	(252,649)	(84,399)

Total stockholders’ equity	2,152,424	2,328,371

	$3,080,820	$3,106,571

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

METRO-GOLDWYN-MAYER INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Quarter Ended March 31,
	2004	2003
Revenues	$463,996	$395,191
Expenses:
Operating	225,390	223,930
Selling, general and administrative	251,996	205,077
Depreciation	3,426	5,239

Total expenses	480,812	434,246

Operating loss	(16,816)	(39,055)
Other income (expense):
Equity in net earnings (losses) of affiliates	(1,199)	2,490
Interest expense, net of amounts capitalized	(1,087)	(17,949)
Interest and other income, net	1,945	3,308

Total other expenses	(341)	(12,151)

Loss from operations before provision for income taxes	(17,157)	(51,206)
Income tax provision	(4,113)	(4,616)

Net loss	$(21,270)	$(55,822)

Loss per share:
Basic and diluted	$(0.09)	$(0.22)

Weighted average number of common shares outstanding:
Basic and diluted	237,645,948	248,469,650

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

METRO-GOLDWYN-MAYER INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Preferred Stock		Common Stock		Add'l Paid-in Capital	Deficit	Comprehensive Income (Loss)	Accum. Other Comprehensive Income (Loss)	Less: Treasury Stock	Total Stockholders' Equity
	No. of Shares	Par Value	No. of Shares	Par Value
Balance December 31, 2003	—	$—	251,960,505	$2,520	$3,915,777	$(1,507,573)	$—	$2,046	$(84,399)	$2,328,371
Acquisition of treasury stock, at cost	—	—	—	—	—	—	—	—	(181,370)	(181,370)
Common stock issued to directors, officers and employees, net	—	—	—	—	4,425	—	—	—	13,120	17,545
Adoption of SFAS No. 123	—	—	—	—	3,823	—	—	—	—	3,823
Stock-based employee compensation	—	—	—	—	7,498	—	—	—	—	7,498
Comprehensive income (loss):
Net loss	—	—	—	—	—	(21,270)	(21,270)	—	—	(21,270)
Unrealized loss on derivative instruments	—	—	—	—	—	—	(2,390)	(2,390)	—	(2,390)
Unrealized gain on securities	—	—	—	—	—	—	345	345	—	345
Change in unfunded pension obligation	—	—	—	—	—	—	452	452	—	452
Foreign currency translation adjustments	—	—	—	—	—	—	(580)	(580)	—	(580)

Comprehensive loss	—	—	—	—	—	—	(23,443)	—	—

Balance March 31, 2004 (unaudited)	—	$—	251,960,505	$2,520	$3,931,523	$(1,528,843)	$—	$(127)	$(252,649)	$2,152,424

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

METRO-GOLDWYN-MAYER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Quarter Ended March 31,
	2004	2003
Net cash provided by operating activities	$13,018	$108,310

Investing activities:
Dividends received	533	10,000
Purchase of short-term investments	—	(30,246)
Investments in and advances to affiliates	(1,685)	(1,773)
Additions to property and equipment	(2,402)	(3,879)

Net cash used in investing activities	(3,554)	(25,898)

Financing activities:
Net proceeds from issuance of equity securities to related parties	15,415	—
Acquisition of treasury stock	(181,370)	(36,099)
Additions to borrowed funds	129,000	—
Repayments of borrowed funds	(318)	(286)

Net cash used in financing activities	(37,273)	(36,385)

Net change in cash and cash equivalents from operating, investing and financing activities	(27,809)	46,027
Net increase (decrease) in cash due to foreign currency fluctuations	(26)	297

Net change in cash and cash equivalents	(27,835)	46,324
Cash and cash equivalents at beginning of the year	61,894	593,131

Cash and cash equivalents at end of the quarter	$34,059	$639,455

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

Note 1—Basis of Presentation

Basis of Presentation.    The accompanying condensed consolidated financial statements include the accounts of Metro-Goldwyn-Mayer Inc. (“MGM”), Metro-Goldwyn-Mayer Studios Inc. and its majority owned subsidiaries (collectively, “MGM Studios”) and Orion Pictures Corporation and its majority owned subsidiaries (collectively, “Orion”) (collectively, the “Company”). MGM is a Delaware corporation formed on July 10, 1996 specifically to acquire MGM Studios, and is majority owned by an investor group comprised of Tracinda Corporation and a corporation that is principally owned by Tracinda Corporation (collectively ,the “Tracinda Group”) and Mr. Kirk Kerkorian. The acquisition of MGM Studios by MGM was completed on October 10, 1996, at which time MGM commenced principal operations. The acquisition of Orion was completed on July 10, 1997. The Company completed the acquisition of certain film libraries and film related rights that were previously owned by PolyGram N.V. and its subsidiaries (collectively, “PolyGram”) on January 7, 1999.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and the instructions to Form 10-Q related to interim period financial statements. Accordingly, these financial statements do not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, these financial statements contain all adjustments consisting only of normal recurring accruals which, in the opinion of management, are necessary in order to make the financial statements not misleading. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2003. As permitted by American Institute of Certified Public Accountants Statement of Position (“SOP”) 00-2, “Accounting by Producers or Distributors of Films,” the Company has presented unclassified balance sheets.

Earnings Per Share.    The Company computes earnings per share in accordance with SFAS No. 128, “Earnings Per Share” (“EPS”). The weighted average number of shares used in computing basic and diluted earnings or loss per share was 237,645,948 and 248,469,650 in the quarters ended March 31, 2004 and 2003, respectively. Dilutive securities of 1,983,693 and 1,434 are not included in the calculation of diluted EPS in the quarters ended March 31, 2004 and 2003, respectively, because they are antidilutive. Additionally, potentially dilutive securities of 18,796,648 and 30,326,072 have not been included in the calculation of diluted EPS in the quarters ended March 31, 2004 and 2003, respectively, because their exercise prices are greater than the average market price of the Company’s common stock during the periods.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Quarter Ended March 31,
	2004	2003
Net loss	$(21,270)	$(55,822)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	(2,390)	6,094
Unrealized gain (loss) on securities	345	(196)
Change in unfunded pension plan obligation	452	—
Cumulative foreign currency translation adjustments	(580)	302

Total comprehensive loss	$(23,443)	$(49,622)

Components of accumulated other comprehensive income (loss) are shown below (in thousands):

	Unrealized Gain (Loss) on Derivative Instruments	Unrealized Gain on Securities	Unfunded Pension Plan Obligation	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2003	2,770	521	(4,350)	3,105	2,046
Current year change	(2,390)	345	452	(580)	(2,173)

Balance at March 31, 2004	$380	$866	$(3,898)	$2,525	$(127)

Stock-Based Compensation.    On January 1, 2004, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Under the modified prospective method of adoption selected by the Company under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” stock-based employee compensation expense recognized in 2004 is the same as that which would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied to all awards from its original effective date. During the quarter ended March 31, 2004, the Company recorded compensation expense of $7,498,000 regarding its employee stock incentive plan, which charge has been included in selling, general and administrative expenses in the statement of operations.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to January 1, 2004, the Company applied Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued to Employees,” and related interpretations in accounting for its stock incentive plan. Had compensation cost for the plan been determined consistent with the fair value recognition provisions of SFAS No. 123 in each period, the Company’s net loss and loss per share would have been the following pro forma amounts (in thousands, except per share data, unaudited):

	Quarter Ended March 31,
	2004	2003
Net loss:
As reported	$(21,270)	$(55,822)
Add: Stock-based compensation included in reported net loss, net of tax effect	7,498	—
Deduct: Stock-based compensation, net of tax effect	(7,498)	(8,316)

Pro forma	$(21,270)	$(64,138)

Basic and diluted loss per share:
As reported	$(0.09)	$(0.22)
Add: Stock-based compensation included in reported net loss, net of tax effect	0.03	—
Deduct: Stock-based compensation, net of tax effect	(0.03)	(0.04)

Pro forma	$(0.09)	$(0.26)

The fair value of option grants issued prior to January 1, 2004 were estimated using the Black-Scholes model and the fair value of option grants issued in 2004 were estimated using a binomial model. The fair values were determined using the following assumptions: the weighted average fair value of stock options granted in the quarters ended March 31, 2004 and 2003 was $7.21 and $4.05, respectively. The dividend yield was 0 percent in all periods, and expected volatility was 45.3 percent and 53.2 percent for the quarters ended March 31, 2004 and 2003, respectively. The weighted average expected life was 5.0 years in each quarter, and the weighted average assumed risk-free interest rate was 3.1 percent and 3.0 percent for the quarters ended March 31, 2004 and 2003, respectively.

New Accounting Pronouncements.    In January 2003, the FASB issued Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” which establishes criteria to identify variable interest entities (“VIE”) and the primary beneficiary of such entities. An entity that qualifies as a VIE must be consolidated by its primary beneficiary. All other holders of interests in a VIE must disclose the nature, purpose, size and activity of the VIE as well as their maximum exposure to losses as a result of involvement with the VIE. FIN 46 was revised in December 2003 and is effective for financial statements of public entities that have special-purpose entities, as defined, for periods ending after December 15, 2003. For public entities without special-purpose entities, it is effective for financial statements for periods ending after March 15, 2004. The Company does not have any special-purpose entities, as defined. The adoption of FIN 46 did not have a material effect on the Company’s financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” This statement retains the disclosure

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

requirements contained in SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which it replaces. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. This statement is effective for financial statements with fiscal years ending after December 15, 2003. The Company implemented SFAS No. 132 (revised 2003) on December 31, 2003.

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

As of March 31, 2004, the Company has paid $54,844,000 of the severance and other related costs. In January and February 2002, in accordance with certain agreements with the Company’s former Chairman and Vice Chairman, $16,964,000 of the severance and related costs were converted into 863,499 shares of common stock of the Company. The remaining unpaid severance at March 31, 2004 consists of 1,745,680 unexercised stock options held by the Company’s former Chairman. On January 1, 2004, upon adoption of the fair value recognition provisions of SFAS No. 123, such amount was transferred to additional paid-in capital.

Note 3—Film and Television Costs

Film and television costs, net of amortization, are summarized as follows (in thousands):

	March 31, 2004	December 31, 2003
Theatrical productions:
Released	$4,418,316	$4,339,193
Less: accumulated amortization	(3,089,324)	(2,994,401)

Released, net	1,328,992	1,344,792
Completed not released	101,053	6,724
In production	128,772	170,514
In development	35,942	34,317

Subtotal: theatrical productions	1,594,759	1,556,347

Television programming:
Released	1,058,091	1,044,399
Less: accumulated amortization	(851,399)	(831,127)

Released, net	206,692	213,272
In production	36,488	17,902
In development	601	704

Subtotal: television programming	243,781	231,878

	$1,838,540	$1,788,225

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest costs capitalized to theatrical productions were $1,353,000 and $2,970,000 during the quarters ended March 31, 2004 and 2003, respectively.

Note 4—Investments In and Advances to Affiliates

On July 18, 2003, the Company sold its 20 percent equity interest in the American Movie Classics, The Independent Film Channel and WE: Women’s Entertainment cable channels (the “Cable Channels”) to Cablevision Systems Corporation for $500,000,000, less sales-related expenses of $2,750,000. The Company received $250,000,000 in cash and a $250,000,000 promissory note that was collected in cash on December 18, 2003. As the Company’s cost basis in the Cable Channels exceeded the net selling price, the Company recorded a write-down of its investment in the cable channels of $93,059,000 during the quarter ended June 30, 2003.

The Company has accounted for its investment in the Cable Channels in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Pursuant to the requirements of APB No. 18, the Company has recorded its share of the earnings and losses in the Cable Channels based on the most recently available financial statements received from the cable channels. Due to a lag in the receipt of the financial statements from the Cable Channels, the Company reported its interest in the Cable Channels on a one-quarter lag. In the quarter ended March 31, 2003, the Company’s share of the Cable Channels’ net operating results was a profit of $4,781,000. Summarized financial information for the Cable Channels (including Bravo through December 5, 2002) for the quarter ended December 31, 2002, were as follows (in thousands):

Revenues, net	$128,561
Operating income	$36,414
Net income	$33,751

Note 5—Property and Equipment

Property and equipment are summarized as follows (in thousands):

	March 31, 2004	December 31, 2003
Leasehold improvements	$39,516	$39,359
Furniture, fixtures and equipment	95,426	93,182

	134,942	132,541
Less accumulated depreciation and amortization	(67,302)	(63,884)

	$67,640	$68,657

Note 6—Bank and Other Debt

Bank and other debt is summarized as follows (in thousands):

	March 31, 2004	December 31, 2003
Revolving Facility	$129,000	$—
Capitalized lease obligations and other borrowings	348	813

	$129,348	$813

Credit Facilities.    On June 11, 2002, the Company, through its MGM Studios and Orion subsidiaries, entered into a third amended and restated credit facility with a syndicate of banks, which amended a pre-existing

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

credit facility, aggregating $1.75 billion (the “Amended Credit Facility”) consisting of a five-year $600,000,000 revolving credit facility (the “Revolving Facility”), a five-year $300,000,000 term loan (“Tranche A Loan”) and a six-year $850,000,000 term loan (“Tranche B Loan”) (collectively, the “Term Loans”). On October 27, 2003, the Company repaid the entire outstanding amount of the Term Loans. The Revolving Facility bears interest at 2.50 percent over the Adjusted LIBOR rate, as defined (3.63 percent at March 31, 2004).

The Company’s borrowings under the Amended Credit Facility are secured by substantially all the assets of the Company, with the exception of the copyrights in the James Bond series of motion pictures. The Amended Credit Facility contains various covenants including limitations on dividends, capital expenditures and indebtedness, and the maintenance of certain financial ratios. The Amended Credit Facility limits the amount of the investment in MGM which may be made by MGM Studios and Orion in the form of loans or advances, or purchases of capital stock of MGM, up to a maximum aggregate amount of $500,000,000. Such covenant does not preclude MGM from using its own resources to purchase its capital stock. As of March 31, 2004, $248,338,000 was loaned to MGM by MGM Studios primarily to fund the Dutch Auction Tender Offer and the purchase of treasury stock by MGM (see Note 8). Restricted net assets of MGM Studios and Orion at March 31, 2004 are approximately $2.1 billion. As of March 31, 2004, the Company was in compliance with all applicable covenants.

On April 26, 2004, the Company, through its MGM Studios and Orion subsidiaries, entered into a fourth amended and restated credit facility with a syndicate of banks, which replaced the Amended Credit Facility, aggregating $2.4 billion (the “2004 Credit Facility”) consisting of a five-year $400,000,000 revolving credit facility (the “2004 Revolving Facility”), a six-year $400,000,000 term loan (“Term A Facility”) and a seven-year $1.6 billion term loan (“Term B Facility”) (collectively, the “2004 Term Loans”). The 2004 Revolving Facility and Term A Facility bear interest at 2.25 percent over the Adjusted LIBOR rate, as defined, and the Term B Loan bears interest at 2.50 percent over the Adjusted LIBOR rate, as defined. The 2004 Revolving Facility matures on April 30, 2009.

Proceeds from the loans under the 2004 Credit Facility will be used to finance the payment of a $1.89 billion stockholder dividend payable on May 17, 2004 (see Note 13), to refinance loans existing under the Revolving Facility and for general corporate purposes.

Capitalized Lease Obligations and Other Borrowings.    Capitalized lease obligations and other borrowings relate principally to contractual liabilities and capitalized lease obligations.

Note 7—Financial Instruments

The Company is subject to market risks resulting from fluctuations in foreign currency exchange rates because approximately 25 percent of the Company’s revenues are denominated, and the Company incurs certain operating and production costs, in foreign currencies. In certain instances, the Company enters into foreign currency exchange forward contracts in order to reduce exposure to changes in foreign currency exchange rates that affect the value of the Company’s firm commitments and certain anticipated foreign currency cash flows. The Company currently intends to continue to enter into such contracts to hedge against future material foreign currency exchange rate risks. As of March 31, 2004, the Company has outstanding foreign currency forward contracts aggregating Canadian $62,490,000 and EUR 208,600. As of March 31, 2004, the Company would be entitled to receive approximately $791,000 if all such foreign currency forward contracts were terminated. As of December 31, 2003, the Company had outstanding foreign currency forward contracts aggregating Canadian $26,100,000 and British pounds 8,100,000. As of December 31, 2003, the Company was entitled to receive approximately $2,770,000 if all such foreign currency forward contracts were terminated. The market value of the foreign currency forward contracts as of March 31, 2004 and December 31, 2003 have been included in other assets and, with respect to qualified hedged instruments, in accumulated other comprehensive income (loss).

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Stockholders’ Equity

Dutch Auction Tender Offer.    On December 4, 2003 the Company commenced a Dutch Auction tender offer (the “Dutch Auction Tender Offer”) to purchase up to 10,000,000 shares of its common stock at a purchase price not greater than $18.00 nor less than $16.25 per share. Under the procedures for the Dutch Auction Tender Offer, stockholders of the Company had the opportunity to tender some or all of their shares of common stock at prices specified by the stockholder. The Company then determined the lowest price per share within the range of $16.25 to $18.00 per share that would enable it to buy 10,000,000 shares, or such lesser number of shares that are properly tendered and not withdrawn. All shares accepted in the Dutch Auction Tender Offer were purchased by the Company at the same determined price per share regardless of whether the stockholder tendered at a lower price. The Tracinda Group and Mr. Kerkorian, the Company’s principal stockholders, did not participate in the Dutch Auction Tender Offer, nor did any members of the Company’s Board of Directors or executive management.

The Dutch Auction Tender Offer expired on January 15, 2004. Pursuant to the Dutch Auction Tender Offer, the Company purchased 10,000,000 shares of its common stock at a purchase price of $17.00 per share, or an aggregate amount of $170,000,000, plus offering expenses of approximately $1,000,000. The Dutch Auction Tender Offer was financed primarily from available cash on hand, net cash flow provided by operating activities and borrowings under the Revolving Facility. Following completion of the Dutch Auction Tender Offer, Mr. Kerkorian and the Tracinda Group together owned approximately 74.0 percent of the Company’s outstanding common stock.

Treasury Stock.    On July 26, 2002, the Company announced a share repurchase program authorizing the Company to purchase up to 10,000,000 shares of its common stock. The Company has funded the repurchase program from available cash on hand. On November 12, 2003, the Board of Directors of the Company increased its authorization for the Company’s share repurchase program by an additional 2,500,000 shares, to a total of 12,500,000 shares. As of March 31, 2004, under the share repurchase program, the Company had repurchased 8,104,300 shares of common stock, at an average price of $11.46 per share, for an aggregate cost of $92,890,000. During the quarters ended March 31, 2004 and 2003, the Company issued 1,176,349 and 108,236 shares of common stock, respectively, from treasury valued at $17,545,000 and $1,171,000, respectively, for directors, officers and employees.

Note 9—Retirement Plans

The Company has a non-contributory retirement plan (the “Plan”) covering substantially all regular full-time, non-union employees. Benefits are based on years of service and compensation, as defined. The Company’s disclosures are in accordance with SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which revised employers’ disclosures about pension and postretirement benefit plans.

Pension cost includes the following components (in thousands):

	Quarter Ended March 31, 2004	Quarter Ended March 31, 2003
Service cost	$—	$—
Interest cost on projected benefit obligation	300	286
Expected return on plan assets	(253)	(221)
Net amortization and deferral	64	48

Net periodic pension cost	$111	$113

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The unrecognized net asset is being amortized over the estimated remaining service life of 19.4 years. Domestic pension benefits and expense were determined under the entry age actuarial cost method.

The Company is expected to contribute $3,500,000 to the Plan in the year ended December 31, 2004. No contribution for the year ended December 31, 2004 has been paid as of March 31, 2004.

A significant number of the Company’s production employees are covered by union sponsored, collectively bargained multi-employer pension plans. The Company contributed approximately $4,830,000 and $7,267,000, respectively, for such plans for the quarters ended March 31, 2004 and 2003. Information from the plans’ administrators is not sufficient to permit the Company to determine its share of unfunded vested benefits, if any.

The Company also provides each of its employees, including its officers, who have completed one year of service with the Company the opportunity to participate in the MGM Savings Plan (the “Savings Plan”). The Company contributed approximately $1,305,000 and $1,104,000, respectively, in shares of the Company’s common stock to the Savings Plan in the quarters ended March 31, 2004 and 2003.

Note 10—Segment Information

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

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables (in thousands):

	Quarter Ended March 31,
	2004	2003
Revenues:
Feature films	$408,824	$356,069
Television programming	46,584	31,528
Cable channels	12,312	28,503
Other	6,836	7,017

Subtotal	474,556	423,117
Less: unconsolidated companies	(10,560)	(27,926)

Consolidated revenues	$463,996	$395,191

Segment Income (Loss):
Feature films	$27,002	$(8,579)
Television programming	(2,047)	(2,442)
Cable channels	(309)	2,451
Other	4,352	3,476

Subtotal	28,998	(5,094)
Less: unconsolidated companies	1,199	(2,490)

Consolidated segment income (loss)	$30,197	$(7,584)

The following table presents the details of other operating segment income:

	Quarter Ended March 31,
	2004	2003
Licensing and merchandising	$647	$566
Interactive media	242	1,331
Music	3,150	1,225
Other	313	354

	$4,352	$3,476

The following is a reconciliation of reportable segment income (loss) to loss from operations before provision for income taxes:

	Quarter Ended March 31,
	2004	2003
Segment income (loss)	$30,197	$(7,584)
General and administrative expenses	(43,587)	(26,232)
Depreciation	(3,426)	(5,239)

Operating income (loss)	(16,816)	(39,055)
Equity in net earnings (losses) of affiliates	(1,199)	2,490
Interest expense, net of amounts capitalized	(1,087)	(17,949)
Interest and other income, net	1,945	3,308

Loss from operations before provision for income taxes	$(17,157)	$(51,206)

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of reportable segment assets to consolidated total assets:

	March 31, 2004	December 31, 2003
Total assets for reportable segments	$3,032,786	$3,029,937
Other unallocated amounts (principally cash)	48,034	76,634

Consolidated total assets	$3,080,820	$3,106,571

Note 11—Commitments and Contingencies

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

The Company has provided an accrual for pending litigation as of March 31, 2004 in accordance with SFAS No. 5, “Accounting for Contingencies.” In the opinion of Company management, any liability under pending litigation is not expected to be material in relation to the Company’s financial condition or results of operations.

Contractual Commitments.    Effective February 1, 2000, the Company entered into an International Home Video Subdistribution Services Agreement between Metro-Goldwyn-Mayer Home Entertainment LLC (“MGMHE”) and Twentieth Century Fox Home Entertainment, Inc. (“Fox Home Entertainment”), pursuant to which Fox Home Entertainment provides distribution services for the Company’s films in the international home video market. On June 24, 2003, MGMHE gave notice to Fox Home Entertainment of its intent to terminate the agreement as of January 31, 2004 as permitted under the agreement. Effective February 1, 2004, MGMHE and Fox Home Entertainment have entered into an amended agreement (the “Amended Agreement”) under which Fox Home Entertainment will continue to perform sub-distribution services in certain territories. All termination payments required under the Amended Agreement were paid by the Company during the quarter ended March 31, 2004. Under the terms of the Amended Agreement, the Company pays Fox Home Entertainment a distribution fee based on gross receipts, as defined.

Effective November 1, 2000, the Company entered into an International Theatrical Distribution Services Agreement with Twentieth Century Fox Film Corporation (“Fox”) for distribution of the Company’s film releases in international theatrical and non-theatrical markets in territories in which the Company owns or controls the right to perform distribution services. Under the terms of the agreement, the Company pays Fox a distribution fee based on gross film rentals.

Effective February 1, 2004, the Company amended the International Theatrical Distribution Services Agreement with Fox. The amended agreement eliminated the distribution by Fox in the international non-theatrical markets and changed the expiration date of the agreement to the earlier of July 31, 2006 or the expiration or earlier termination of the International Home Video Subdistribution Services Agreement, as amended.

Other Commitments.    The Company has various other commitments entered into in the ordinary course of business relating to operating leases for offices and equipment, contractual agreements for creative talent for future film production, employment agreements and letters of credit.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Supplementary Cash Flow Information

The Company paid interest, net of capitalized interest, of $237,000 and $13,865,000 during the quarters ended March 31, 2004 and 2003, respectively. The Company paid income taxes of $2,290,000 and $4,085,000 during the quarters ended March 31, 2004 and 2003, respectively.

Note 13—Subsequent Events

Stockholder Dividend.    On April 26, 2004, the Company declared a one-time cash dividend of $8.00 per share to stockholders of record on May 7, 2004, payable on May 17, 2004. The cash dividend, aggregating approximately $1.89 billion, will be financed by borrowings under a new $2.4 billion credit facility (see below).

Pursuant to the provisions of the Amended and Restated 1996 Stock Incentive Plan (the “Plan”), the Compensation Committee of the Board of Directors of the Company has adjusted the outstanding stock options issued under the Plan such that following the payment of the one-time cash dividend to stockholders, each option holder shall receive, upon exercise, a cash amount of $8 per share.

New Credit Facility.    On April 26, 2004, the Company, through its MGM Studios and Orion subsidiaries, entered into a fourth amended and restated credit facility with a syndicate of banks, which replaced the pre-existing $1.75 billion Amended Credit Facility, aggregating $2.4 billion (see Note 6). The new credit facility consists of a five-year $400,000,000 revolving credit facility, a six-year $400,000,000 term loan and a seven-year $1.6 billion term loan. Proceeds from the loans under the 2004 Credit Facility will be used to finance the payment of the $1.89 billion stockholder dividend (see above), to refinance loans existing under the Revolving Facility and for general corporate purposes. The Company incurred approximately $19,500,000 in fees and other costs associated with the refinancing of the credit facility.

In connection with the refinancing of the prior credit facility, the Company will write-off deferred loan fees of approximately $6,800,000 in the quarter ending June 30, 2004.

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

Recent Developments

Stockholder Dividend.    On April 26, 2004, we declared a one-time cash dividend of $8.00 per share to stockholders of record on May 7, 2004, payable on May 17, 2004. The cash dividend, aggregating approximately $1.89 billion, will be financed by borrowings under our new $2.4 billion credit facility (see Liquidity and Capital Resources-Bank Borrowings).

Pursuant to the provisions of the Amended and Restated 1996 Stock Incentive Plan, the Compensation Committee of the Board of Directors has adjusted the outstanding stock options issued under the plan such that following the payment of the one-time cash dividend to stockholders, each option holder shall receive, upon exercise, a cash amount of $8 per share.

New Credit Facility.    On April 26, 2004, we entered into a fourth amended and restated $2.4 billion credit facility with a syndicate of banks, which replaced a pre-existing $1.75 billion amended credit facility. The new credit facility consists of a five-year $400.0 million revolving credit facility, a six-year $400.0 million term loan and a seven-year $1.6 billion term loan. Proceeds from the loans under the new credit facility will be used to finance the payment of the $1.89 billion stockholder dividend (see above), to refinance loans under the pre-existing revolving credit facility and for general corporate purposes.

In connection with the refinancing of the prior credit facility, we will write-off deferred loan fees of approximately $6.8 million in the quarter ending June 30, 2004.

Dutch Auction Tender Offer.    On December 4, 2003 we commenced a Dutch Auction tender offer to purchase up to 10,000,000 shares of our common stock at a purchase price not greater than $18.00 nor less than $16.25 per share. Under the procedures for the Dutch Auction tender offer, our stockholders had the opportunity to tender some or all of their shares of common stock at prices specified by the stockholders. We then determined the lowest price per share within the range of $16.25 to $18.00 per share that would enable us to buy 10,000,000 shares, or such lesser number of shares that are properly tendered and not withdrawn. All shares accepted in the Dutch Auction tender offer were purchased by us at the same determined price per share regardless of whether the stockholders tendered at a lower price. The Tracinda Group and Mr. Kerkorian, our principal stockholders, did not participate in the Dutch Auction tender offer, nor did any members of our Board of Directors or executive management.

The Dutch Auction tender offer expired on January 15, 2004. Pursuant to the Dutch Auction tender offer, we purchased 10,000,000 shares of our common stock at an average purchase price of $17.00 per share, or an aggregate amount of $170.0 million, plus offering expenses of approximately $1.0 million. The Dutch Auction tender offer was financed primarily from available cash on hand, net cash flow provided by operating activities and borrowings under the revolving credit facility. See “Liquidity and Capital Resources.” Following completion of the Dutch Auction tender offer, Mr. Kerkorian and the Tracinda Group together owned approximately 74.0 percent of our outstanding common stock.

Repayment of Term Loans.    On October 27, 2003, all $1.15 billion outstanding under our pre-existing term loans was repaid from cash on hand and $200.0 million of borrowings under our revolving facility (see “—Liquidity and Capital Resources—Bank Borrowings”).

Notice of Termination of Third Party International Subdistribution Agreement.    In June 1999, we entered into an agreement with Fox pursuant to which Fox provides distribution services for our films in the international home video market. This distribution arrangement became effective on February 1, 2000. On June 24, 2003, we gave notice to Fox of our intent to terminate the agreement as of January 31, 2004 as permitted under the agreement. Effective February 1, 2004, we entered into an amended agreement with Fox under which Fox will continue to perform sub-distribution services in certain territories. All termination payments required under the amended agreement were paid during the quarter ended March 31, 2004. Under the terms of the amended agreement, we pay Fox a distribution fee based on gross receipts, as defined.

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

Distribution Expenses.    Distribution expenses consist primarily of the costs of advertising and preparing release prints. The costs of advertising associated with a major domestic theatrical motion picture release are significant and typically involve national and target market media campaigns, as well as public appearances of a film’s stars. These advertising costs are separate from the advertising costs associated with other domestic distribution channels and the international market.

Advertising and other promotional costs are included in selling, general and administrative expenses. The Company includes the cost of duplicating prints, which is a physical product, in operating costs. However, the Company considers the costs of shipping the prints to customers to be a selling cost as it is part of the Company’s distribution activities, and categorizes such activities as selling costs together with advertising, marketing and other promotional costs. Shipping and handling costs of $22.8 million and $15.6 million for the quarters ended March 31, 2004 and 2003, respectively, have been included in selling, general and administrative expense in the statements of operations, respectively.

Production Overhead.    The Company capitalizes production overhead as a component of film costs, including allocable costs of individuals or departments with exclusive or significant responsibility for the production of films in accordance with SOP 00-2 “Accounting by Producers or Distributors of Films.” Such

allocable costs of departments are those with exclusive responsibility for the production of films, including physical production and post production. Allocable costs of such departments principally include compensation costs of employees as well as certain other direct costs, such as travel costs and outside services.

The Company computes the overhead to be allocated to film and television costs based on the criteria noted in the above paragraph, and allocates such costs to film and television properties in proportion to the direct production expenditures of each property on an annual basis.

Collective Bargaining Agreements.    The motion picture and television programs produced by MGM Studios, and the other major studios in the United States, generally employ actors, writers and directors who are members of the Screen Actors Guild, Writers Guild of America and Directors Guild of America, respectively, pursuant to industry-wide collective bargaining agreements. The collective bargaining agreement with the Writers Guild of America expires on May 1, 2004 and negotiations for a successor agreement have commenced. The collective bargaining agreement with the Screen Actors Guild has been extended and expires on June 30, 2005. The Directors Guild of America collective bargaining agreement expires on June 30, 2005. Many productions also employ members of a number of other labor organizations including, without limitation, the International Alliance of Theatrical and Stage Employees and the International Brotherhood of Teamsters. The collective bargaining agreement with Teamsters Local 399, which represents significant numbers of persons within the motion picture and television industry, expires on July 31, 2004 and the collective bargaining agreement with the International Alliance of Theatrical and Stage Employees expires on July 31, 2006. A strike by one or more of the unions that provide personnel essential to the production of motion pictures or television programs could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time involved, could cause delay or interruption in our release of new motion pictures and television programs and thereby could adversely affect our cash flow and revenues. Our revenues from motion pictures and television programs in our library should not be affected and may partially offset the effects of a strike to the extent, if any, that television exhibitors buy more library product to compensate for interruption in their first-run programming.

Critical Accounting Estimates

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

Management regularly reviews, and revises when necessary, its total revenue estimates (defined as “ultimates”) on a title-by-title basis, which may result in a change in the rate of amortization and/or a write-down of the film or television asset to estimated fair value. The Company determines the estimated fair value for individual film and television properties based on the estimated future cash flows resulting from the ten year ultimate revenues and costs (in accordance with SOP 00-2). These ten year ultimates are also used to amortize the capitalized film costs in accordance with SOP 00-2. The estimated future cash flows are discounted using a net present value model.

Any revisions to ultimates can result in significant quarter-to-quarter and year-to-year fluctuations in film write-downs and amortization. A typical film or television program recognizes a substantial portion of its ultimate revenues within the first two years of release. By then, a film has been exploited in the domestic and international theatrical markets and the domestic and international home video markets, as well as the domestic and international pay television and pay-per-view markets, and a television program has been exploited on network television or in first-run syndication. A similar portion of the film’s or television program’s capitalized costs should be expected to be amortized accordingly, assuming the film or television program is profitable.

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

Other Estimates.    We estimate reserves for future returns of product in the home video markets as well as provisions for uncollectible receivables. In determining the estimate of home video product sales that will be returned, we perform an analysis that considers historical returns, changes in customer demand and current economic trends. Based on this information, a percentage of each sale is reserved provided that the customer has the right of return. We estimate provisions for uncollectible receivables by monitoring delinquent accounts and estimating a reserve based on contractual terms and other customer specific issues. Specifically reviewed receivables include all receivables with past due balances greater than ninety days. Additionally, we record a general reserve against all customers not reviewed on a specific basis. We compute the percentage to be used to calculate the general reserve by reviewing historical write-offs of receivables not previously specifically reserved.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which establishes criteria to identify variable interest entities and the primary beneficiary of such entities. An entity that qualifies as a variable interest entity must be consolidated by its primary beneficiary. All other holders of interests in a variable interest entity must disclose the nature, purpose, size and activity of the variable interest entity as well as their maximum exposure to losses as a result of involvement with the variable interest entity. Interpretation No. 46 was revised in December 2003 and is effective for financial statements of public entities that have special-purpose entities, as defined, for periods ending after December 15, 2003. For public entities without special-purpose entities, it is effective for financial statements for periods ending after March 15, 2004. We do not have any special-purpose entities, as defined. The adoption of Interpretation No. 46 did not have a material effect on our financial statements.

In December 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” This statement retains the disclosure requirements contained in Statement of Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which it replaces. It requires additional disclosures to those in the original Statement of Financial Accounting Standards No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. This statement is effective for financial statements with fiscal years ending after December 15, 2003. We implemented the Statement of Financial Accounting Standards No. 132 (revised 2003) on December 31, 2003.

On January 1, 2004, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Under the modified prospective method of adoption selected by us under the provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” stock-based employee compensation expense recognized in 2004 is the same as that which would have been recognized had the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 been applied to all awards from its original effective date. During the quarter ended March 31, 2004, the Company recorded compensation expense of $7.5 million regarding its employee stock incentive plan, which charge has been included in selling, general and administrative expenses in the statement of operations.

Results of Operations

The following table sets forth our reported operating results for the quarters ended March 31, 2004 and 2003 (in thousands):

	Quarter Ended March 31,
	2004	2003
Revenues:
Feature films	$408,824	$356,069
Television programs	46,584	31,528
Other	8,588	7,594

Total revenues	463,996	395,191

Operating income (loss):
Feature films	27,002	(8,579)
Television programs	(2,047)	(2,442)
Other	5,242	3,437
General and administration expenses	(43,587)	(26,232)
Depreciation	(3,426)	(5,239)

Operating loss	(16,816)	(39,055)
Equity in net earnings (losses) of affiliates	(1,199)	2,490
Interest expense, net of amounts capitalized	(1,087)	(17,949)
Interest and other income, net	1,945	3,308

Loss before provision for income taxes	(17,157)	(51,206)
Income tax provision	(4,113)	(4,616)

Net loss	$(21,270)	$(55,822)

Overview

In the quarter ended March 31, 2004 (the “2004 Quarter”), our revenues increased $68.8 million, or 17 percent, to $464.0 million from $395.2 million in the quarter ended March 31, 2003 (the “2003 Quarter”). The increase in the 2004 Quarter principally reflected substantially higher home video revenues due to increased DVD sales, as well as additional sales of library product in worldwide television markets.

Operating loss in the 2004 Quarter improved to $16.8 million from $39.1 million in the 2003 Quarter. The improvement reflected the increase in revenues combined with lower theatrical releasing costs and film write-downs than in the 2003 Quarter. Partially offsetting the improved results were increased bad debt charges of $18.6 million principally due to the bankruptcy of a significant international television customer, and higher general and administrative expenses of $17.4 million principally due to our adoption on January 1, 2004 of the fair value recognition provisions of employee stock option accounting, as well as increased provisions under our employee benefit plans.

Net loss in the 2004 Quarter improved to $21.3 million, or $0.09 per share, from a net loss of $55.8 million, or $0.22 per share, in the 2003 Quarter. The improvement reflected the reduced operating loss noted above as well as a $16.9 million reduction in interest expense due to the repayment of $1.15 billion of bank debt in October 2003.

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

The following table reconciles EBITDA to net loss for the quarters ended March 31, 2004 and 2003 (in thousands):

	Quarter Ended March 31,
	2004	2003
EBITDA	$(13,390)	$(33,816)
Depreciation	(3,426)	(5,239)

Operating loss	(16,816)	(39,055)
Equity in net earnings (losses) of affiliates	(1,199)	2,490
Interest expense, net of amounts capitalized	(1,087)	(17,949)
Interest and other income	1,945	3,308

Loss before provision for income taxes	(17,157)	(51,206)
Income tax provision	(4,113)	(4,616)

Net loss	$(21,270)	$(55,822)

See further details of operating changes under segments discussion below.

Feature Films

Consolidated feature films revenues and operating income (loss) are as follows (in thousands):

	Quarter Ended March 31,
	2004	2003
Revenues	$408,824	$356,069
Operating income (loss)	$27,002	$(8,579)

Quarter Ended March 31, 2004 Compared to Quarter Ended March 31, 2003

Revenues.    Feature film revenues increased by $52.8 million, or 15 percent, to $408.8 million in the 2004 Quarter as compared to the 2003 Quarter.

Worldwide theatrical revenues decreased by $24.9 million, or 36 percent, to $44.4 million in the 2004 Quarter. Overall, in the 2004 Quarter, we released three new feature films domestically and two films internationally, as compared to the release of four new feature films domestically and one film internationally in the 2003 Quarter. In the 2004 Quarter, we released theatrically Barbershop 2: Back In Business, Agent Cody Banks 2: Destination London as well as the limited release of Osama. In the 2003 Quarter, we realized higher theatrical revenues from the continued release in worldwide markets of Die Another Day. Additionally, in 2003 we released Agent Cody Banks, A Guy Thing and Dark Blue, as well as the release on a limited basis of Assassination Tango.

Worldwide home video revenues increased by $67.8 million, or 33 percent, to $270.3 million in the 2004 Quarter. In the 2004 Quarter, we released Out of Time, Uptown Girls, Good Boy! and Pieces of April in the home video marketplace, which generated substantially higher video revenues than the releases in the 2003 Quarter, which included Barbershop, Igby Goes Down and Killing Me Softly. In the 2004 Quarter, worldwide DVD sales increased to $246.0 million, or 43 percent, from $172.5 million in the 2003 Quarter.

Worldwide pay television revenues from feature films increased by $1.6 million, or five percent, to $35.6 million in the 2004 Quarter. In the 2004 Quarter, we delivered three new films to domestic pay television, Agent Cody Banks, Dark Blue and Nicholas Nickleby. In the 2003 Quarter, we delivered four new films to domestic pay television, Rollerball, Hart’s War, Deuce’s Wild and Killing Me Softly. However, worldwide library product sales increased in the 2004 Quarter as compared to the 2003 Quarter. Network television revenues increased by $2.2 million, or 41 percent, to $7.5 million in the 2004 Quarter, principally due to the delivery of Legally Blonde as compared to the delivery of Return To Me in the 2003 Quarter, which carried a lower license fee. Worldwide syndicated television revenues from feature films increased by $5.4 million, or 12 percent, to $48.3 million in the 2004 Quarter, principally due to the delivery of What’s The Worst That Could Happen to domestic basic cable as well as increased library product sales, as compared to the 2003 Quarter.

Other revenues decreased by $0.8 million, or 46 percent, to $2.6 million in the 2004 Quarter, principally due to the timing of audit recoveries.

Operating Results.    Operating income from feature films increased by $35.6 million to a profit of $27.0 million in the 2004 Quarter from a loss of $8.6 million in the 2003 Quarter. In the 2004 Quarter, we benefited from the successful theatrical release of Barbershop 2: Back In Business, as well as the significant increases in home video and television revenues discussed above. Additionally, we incurred lower theatrical releasing costs in the 2004 Quarter than the 2003 Quarter, which provided an increase in our operating results in 2004 of $12.5 million when compared to 2003. Additionally, in the 2004 Quarter we did not incur any feature film write-downs compared to write-downs of $4.3 million in the 2003 Quarter.

Partially offsetting the improvement in operating results in the 2004 Quarter was an increase in bad debt expense of $14.7 million, primarily due to the bankruptcy of a significant international television customer during the quarter. There were no such occurrences in the 2003 Quarter.

Television Programming

Consolidated television programming revenues and operating loss are as follows (in thousands):

	Quarter Ended March 31,
	2004	2003
Revenues	$46,584	$31,528
Operating loss	$(2,047)	$(2,442)

Quarter Ended March 31, 2004 Compared to Quarter Ended March 31, 2003

Revenues.    Television programming revenues increased by $15.1 million, or 48 percent, to $46.6 million in the 2004 Quarter as compared to the 2003 Quarter.

Worldwide pay television revenues decreased by $2.7 million, or 41 percent, to $3.9 million in the 2004 Quarter. In the 2003 Quarter, we realized higher license fees from deliveries of new episodes of Jeremiah than we realized for The L Word in the 2004 Quarter. Worldwide syndicated television programming revenues decreased by $4.2 million, or 23 percent, to $14.5 million in the 2004 Quarter, primarily due to the timing of deliveries of new episodes of Stargate SG-1 and She Spies. Worldwide home video revenues with respect to television programming increased by $21.5 million, or 355 percent, to $27.5 million in the 2004 Quarter, primarily due to increased worldwide sales of Stargate SG-1 due to the release of new seasons of the series.

Other revenues increased by $0.4 million, or 156 percent, to $0.6 million in the 2004 Quarter due to higher third party royalties collected.

Operating Results.    Operating loss from television programming decreased by $0.4 million, or 16 percent, to $2.0 million in the 2004 Quarter from a loss of $2.4 million in the 2003 Quarter. The improved results were due to the increase in home video revenues discussed above as well as reduced write-downs on new series.

Partially offsetting the improvement in operating results in the 2004 Quarter was an increase in bad debt expense of $3.9 million, due to the bankruptcy of a significant international television customer during the quarter. There were no such occurrences in the 2003 Quarter.

Other Businesses

Consolidated revenues and operating income from other businesses, including consumer products, interactive media and branded programming services, music soundtrack and royalty income, are as follows (in thousands):

	Quarter Ended March 31,
	2004	2003
Revenues	$8,588	$7,594
Operating income	$5,242	$3,437

Quarter Ended March 31, 2004 Compared to Quarter Ended March 31, 2003

Revenues.    Revenues from other businesses increased by $1.0 million, or 13 percent, to $8.6 million in the 2004 Quarter as compared to the 2003 Quarter. Operating results in the 2004 Quarter included consumer products revenue of $2.4 million and music soundtrack and royalty revenue of $3.4 million, as compared to consumer products revenue of $2.0 million and music soundtrack and royalty revenue of $1.5 million in the 2003 Quarter. Music soundtrack and royalty revenue increased due to soundtrack revenue realized on Barbershop 2: Back In Business in the 2004 Quarter. Interactive media revenues were $1.0 million in the 2004 Quarter, as compared to interactive revenues of $3.3 million in the 2003 Quarter, which included royalties from the interactive game release of 007-Nightfire. Branded programming services revenues aggregated $1.8 million in the 2004 Quarter as compared to $0.8 million in the 2003 Quarter. The increase in branded programming services revenues in 2004 was principally due to an increase in subscription revenues from the Company’s wholly-owned international cable channels. Revenues from other businesses in the 2004 Quarter also included the receipt of $0.1 million in other miscellaneous income.

Operating Results.    Operating income from other businesses increased by $1.8 million, or 53 percent, to $5.2 million in the 2004 Quarter, principally due to increased music revenues noted above and increased profits generated by our cable channel interests. Expenses for other businesses include interactive product costs of $0.7 million in the 2004 Quarter as compared to $1.9 million of such costs in the 2003 Quarter. Consumer products cost of sales were $0.9 million in the 2004 Quarter as compared to $0.7 million in the 2003 Quarter. Overhead costs related to other businesses aggregated $1.8 million in the 2004 Quarter as compared to

$1.6 million in the 2003 Quarter. Other expenses, including distribution costs associated with music and branded programming services, aggregated $0.4 million in the 2004 Quarter as compared to $0.6 million in the 2003 Quarter. We recognized foreign currency transaction gains of $0.4 million in the 2004 Quarter as compared to such gains of $0.6 million in the 2003 Quarter.

Corporate and Other

Quarter Ended March 31, 2004 Compared to Quarter Ended March 31, 2003

General and Administrative Expenses.    In the 2004 Quarter, general and administrative expenses increased by $17.4 million, or 66 percent, to $43.6 million, as compared to the 2003 Quarter.

Beginning January 1, 2004, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (see—“New Accounting Pronouncements”). In the quarter ended March 31, 2004, we recognized compensation expense of $7.5 million regarding our employee stock incentive plan. Additionally, in the 2004 Quarter, we recognized $6.4 million of charges relating to our management incentive plans, as compared to $3.0 million in the 2003 Quarter for such plans.

Additionally, in the 2004 Quarter our facilities and insurance charges increased by $2.4 million and our professional fees increased by $1.1 million, as compared to the 2003 Quarter. Other increases generally reflected higher employee compensation costs and temporary services.

Depreciation.    Depreciation expense in the 2004 Quarter decreased by $1.8 million, or 35 percent, to $3.4 million, as compared to the 2003 Quarter, due to fixed assets retired when we moved to our new corporate headquarters in June 2003.

Equity in Net Earnings (Losses) of Affiliates.    In the 2004 Quarter, loss from equity investees was $1.2 million as compared to income from our equity investees of $2.5 million in the 2003 Quarter. In the 2003 Quarter, we benefited from the inclusion of our 20 percent share of the operating results of the Rainbow Media Group cable channels, which contributed income of $4.8 million in the 2003 Quarter. Our equity interest in these cable channels were sold in July 2003.

Interest Expense, Net of Amounts Capitalized.    Net interest expense in the 2004 Quarter decreased by $16.9 million, or 94 percent, to $1.1 million, as compared to the 2003 Quarter, primarily due to the repayment of our Term Loans in October 2003.

In connection with the April 2004 refinancing of our credit facility, we will write-off deferred loan fees of approximately $6.8 million in the quarter ending June 30, 2004.

Interest and Other Income, Net.    Interest and other income in the 2004 Quarter decreased by $1.4 million, or 41 percent, to $1.9 million, as compared to the 2003 Quarter, due to reduced average invested cash balances in the 2004 Quarter related to the repayment of our Term Loans in October 2003.

Income Tax Provision.    The provision for income taxes in the 2004 Quarter decreased by $0.5 million, or 11 percent, to $4.1 million, as compared to the 2003 Quarter. The provision for income taxes, comprising principally of foreign remittance taxes, decreased due to reduced international distribution revenues in the 2004 Quarter.

Liquidity and Capital Resources

General.    Our operations are capital intensive. In recent years we have funded our operations primarily from (a) the sale of equity securities, (b) bank borrowings and (c) internally generated funds. During the 2004

Quarter, the net cash provided by operating activities was $13.0 million, which included spending associated with film and television production and distribution costs of $209.6 million; net cash used by investing activities was $3.6 million, which included $2.4 million in property and equipment purchases and $1.7 million in affiliate advances, partially offset by the receipt of a dividend from an equity investee of $0.5 million; and net cash used by financing activities was $37.3 million, including $171.0 million for the Dutch Auction tender offer and the acquisition of treasury shares of $10.4 million under our share repurchase program, partially offset by $128.7 million of net bank borrowings as well as $15.4 million collected from the issuance of equity securities to related parties.

Stockholder Dividend.    On April 26, 2004, we declared a one-time cash dividend of $8.00 per share to stockholders of record on May 7, 2004, payable on May 17, 2004. The cash dividend, aggregating approximately $1.89 billion, will be financed by borrowings under our new $2.4 billion credit facility (see “Bank Borrowings”).

Pursuant to the provisions of the Amended and Restated 1996 Stock Incentive Plan, the Compensation Committee of the Board of Directors has adjusted the outstanding stock options issued under the plan such that following the payment of the one-time cash dividend to stockholders, each option holder shall receive, upon exercise, a cash amount of $8 per share.

New Credit Facility.    On April 26, 2004, we entered into a fourth amended and restated $2.4 billion credit facility with a syndicate of banks, which replaced the pre-existing $1.75 billion amended credit facility, consisting of a five-year $400.0 million revolving credit facility, a six-year $400.0 million term loan and a seven-year $1.6 billion term loan. Proceeds from the loans under the new credit facility will be used to finance the payment of the $1.89 billion stockholder dividend, to refinance loans under the pre-existing revolving credit facility and for general corporate purposes.

Dutch Auction Tender Offer.    On December 4, 2003, we commenced a Dutch Auction tender offer to purchase up to 10,000,000 shares of our common stock at a purchase price not greater than $18.00 nor less than $16.25 per share. Under the procedures for a Dutch Auction tender offer, our stockholders had the opportunity to tender some or all of their shares of common stock at prices specified by the stockholders. We then determined the lowest price per share within the range of $16.25 to $18.00 per share that would enable us to buy 10,000,000 shares, or such lesser number of shares that are properly tendered and not withdrawn. All shares accepted in the Dutch Auction tender offer were purchased by us at the same determined price per share regardless of whether the stockholder tendered at a lower price. The Tracinda Group and Mr. Kerkorian, our principal stockholders, did not participate in the Dutch Auction tender offer, nor did any members of our Board of Directors or any of our executive officers.

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

Treasury Stock.    On July 26, 2002, we announced a share repurchase program authorizing the purchase of up to 10,000,000 million shares of our common stock. We intend to fund the repurchase program from available cash on hand. On November 12, 2003, our Board of Directors increased its authorization for our share repurchase program by an additional 2,500,000 shares, to a total of 12,500,000 shares. As of March 31, 2004, under the share repurchase program, we had repurchased 8,104,300 shares of common stock at an average price of $11.46 per share, for an aggregate cost of $92.9 million.

Bank Borrowings.    On April 26, 2004, we entered into a fourth amended and restated $2.4 billion credit facility with a syndicate of banks, which replaced the pre-existing $1.75 billion amended credit facility, consisting of a five-year $400.0 million revolving credit facility, a six-year $400.0 million term loan and a seven-year $1.6 billion term loan. The revolving facility and the $400.0 million term loan bear interest at 2.25 percent over the Adjusted LIBOR rate, as defined (3.35 percent at April 29, 2004) and the $1.6 billion term loan bears interest at 2.50 percent over the Adjusted LIBOR rate, as defined (3.60 percent at April 29, 2004).

Proceeds from the loans under the new credit facility will be used to finance the payment of the $1.89 billion stockholder dividend payable on May 17, 2004, to refinance loans under the pre-existing revolving credit facility and for general corporate purposes.

As of April 29, 2004, the term loans under the amended credit facility had an outstanding balance of $2.0 billion. Scheduled amortization of the term loans is as follows (in millions):

2004	$13.0
2005	52.0
2006	52.0
2007	52.0
2008	52.0
2009	52.0
2010	152.0
2011	1,575.0

Total	$2,000.0

As of April 29, 2004, we had $380.0 million, including commercial letters of credit, available under our revolving facility. The revolving facility matures on April 30, 2009. Additionally, due to the funding of the $2.0 billion in term loans under the amended credit facility, we had $1.85 billion in cash and cash equivalents as of April 29, 2004.

Our credit facility contains various covenants, including limitations on indebtedness, dividends and capital expenditures, and maintenance of certain financial ratios. Additionally, the credit facility requires mandatory prepayments under certain conditions. Restricted net assets of Metro-Goldwyn-Mayer Studios Inc. and Orion Pictures Corporation at March 31, 2004 are approximately $2.1 billion. Although we are in compliance with all terms of our credit facility, there can be no assurances that we will remain in compliance with such covenants or other conditions under our credit facility in the future.

Cash Provided by Operating Activities.    In the 2004 Quarter, cash provided by operating activities was $13.0 million compared to cash provided by operating activities of $108.3 million in the 2003 Quarter. Cash provided by operating activities includes film and television production and distribution costs, which aggregated $209.6 million in the 2004 Quarter as compared to $201.9 million in the 2003 Quarter.

Cash Used In Investing Activities.    In the 2004 Quarter, cash used in investing activities was $3.6 million, which included property and equipment purchases of $2.4 million and advances to affiliates of $1.7 million, partially offset by a dividend received from an equity investee of $0.5 million. In the 2003 Quarter, cash used in investing activities was $25.9 million, which included the purchase of short-term investments of $30.2 million, property and equipment purchases of $3.9 million and advances to affiliates of $1.8 million, partially offset by a cash dividend received from the Rainbow Media cable channels of $10.0 million.

Cash Used in Financing Activities.    In the 2004 Quarter, cash used by financing activities was $37.3 million, which included $171.0 million for the Dutch Auction tender offer and the acquisition of treasury shares of $10.4 million under our share repurchase program, partially offset by $128.7 million of net bank borrowings as well as $15.4 million collected from the issuance of equity securities to related parties. In the 2003 Quarter, cash used in financing activities was $36.4 million, which included the cost of acquisition of treasury stock of $36.1 million and repayments of borrowed funds of $0.3 million.

Commitments.    Future minimum annual commitments under bank and other debt agreements (excluding the effect of the $2.4 billion amended credit facility, which closed on April 26, 2004), non-cancelable operating leases, employment agreements, creative talent agreements and commercial letters of credit as of March 31, 2004 are as follows (in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total
Bank and other debt	$348	$—	$—	$129,000	$—	$—	$129,348
Operating leases	20,473	26,885	27,508	28,381	26,638	241,060	370,945
Employment agreements	35,842	27,621	12,056	1,067	—	—	76,586
Creative talent agreements	35,286	14,142	1,748	—	—	—	51,176
Letters of credit	20,038	—	—	—	—	—	20,038

Total	$111,987	$68,648	$41,312	$158,448	$26,638	$241,060	$648,093

We do not expect our obligations for property and equipment expenditures, including the purchase of computer systems and equipment and leasehold improvements, to exceed $35.0 million per year.

We are obligated to fund 50 percent of the expenses of MGM Networks Latin America up to a maximum of $25.25 million. We have funded $24.8 million under such obligation as of March 31, 2004. Although historically MGM Latin America has incurred losses from operations, we have not provided any additional cash funding to the joint venture since 2002. Based on MGM Latin America’s current business plan, the joint venture is expected to remain cash self-sustaining into the foreseeable future, unless business conditions change. At this time, we are not forecasting any additional cash commitment to MGM Latin America. Additionally, we have analyzed the recoverability of our investment in MGM Latin America based on a discounted future cash flow model and have determined that no write-down is necessary.

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

We are obligated to fund $30.0 million to Movielink for our share of the venture’s operating expenses over a five year term ending in August 2006. As of March 31, 2004, we have funded $16.6 million of this commitment. As of March 31, 2004, we have funded $1.0 million regarding our interest in NDC, LLC, and under certain circumstances may be required to contribute additional capital of up to $0.1 million. As of March 31, 2004, we have no significant future cash funding requirements to any of our cable channel joint ventures.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of interest rate changes as a result of our variable rate long-term debt. Historically, we have entered into interest rate swap agreements whereby we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate amounts calculated by reference to an agreed notional principal amount. As of April 29, 2004, the outstanding balance of $2.0 billion under our amended credit facility was exposed to interest rate risk. Our amended credit facility requires that within 180 days after April 26, 2004 we enter into interest rate swaps or other appropriate hedging arrangements to convert to fixed rate or otherwise limit the floating rate interest rate risk on at least 33 1/3% of term loans outstanding for a period of not less than three years. As of April 29, 2004, we had not entered into any such arrangements. We will continue to evaluate strategies to manage the impact of interest rate changes on earnings and cash flows.

We are subject to market risks resulting from fluctuations in foreign currency exchange rates because approximately 25 percent of our revenues are denominated, and we incur certain operating and production costs, --in foreign currencies. In certain instances, we enter into foreign currency exchange contracts in order to reduce exposure to changes in foreign currency exchange rates that affect the value of our firm commitments and certain anticipated foreign currency cash flows. We currently intend to continue to enter into such contracts to hedge against future material foreign currency exchange rate risks. The following table provides information about our foreign currency forward contracts outstanding at March 31, 2004 (in thousands, except spot and forward rates):

	Amounts Scheduled for Maturity for the Year Ended December 31, 2004	Estimated Fair Value at March 31, 2004
Foreign Currency Forward Contracts:
Contract amount (receive CAD, pay $US)	$46,767	$791
Spot rate	1.311
Forward rate	1.336
Contract amount (receive $US, pay EUR)	$257	$—
Spot rate	1.231
Forward rate	1.231

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

As of March 31, 2004, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

PART II.    OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The table below sets forth information with respect to shares of common stock repurchased by the Company during the three months ended March 31, 2004. See Note 8 of our Notes to Condensed Consolidated Financial Statements for additional information regarding our share repurchase program.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program(1)
January 1, 2004 to January 31, 2004	10,000,000	(2)	$17.00	—	5,012,000
February 1, 2004 to February 29, 2004	186,800		$16.88	186,800	4,825,200
March 1, 2004 to March 31, 2004	429,500		$16.86	429,500	4,395,700

	10,616,300		$16.87	616,300

(1)	Our stock repurchase program, as amended, which authorizes the Company to repurchase up to 12,500,000 of shares, was announced on July 26, 2002. This program does not have an expiration date.

(2)	On January 15, 2004, the Company completed a previously announced Dutch Auction Tender Offer and purchased 10,000,000 shares of its common stock (see Note 8 of the Notes to the Condensed Consolidated Financial Statements).

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.	Document Description
31.1	Certification of CEO of Period Report Pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e)

31.2	Certification of CFO of Period Report Pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e)

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K and 8-K/A

Period or Date Filed	Relating to
Dated and Filed February 18, 2004	Item 7. Financial Statements and Exhibits Item 9. Regulation FD Disclosure

Dated March 15, 2004 and Filed March 16, 2004	Item 5. Other Events Item 7. Financial Statements and Exhibits

Dated April 6, 2004 and Filed April 7, 2004	Item 5. Other Events Item 7. Financial Statements and Exhibits

Dated April 26, 2004 and Filed April 27, 2004	Item 5. Other Events Item 7. Financial Statements and Exhibits

Dated April 29, 2004 and Filed April 29, 2004	Item 7. Financial Statements and Exhibits Item 12. Results of Operations and Financial Condition

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 30, 2004	METRO-GOLDWYN-MAYER INC.

	By:	/s/ ALEX YEMENIDJIAN
Alex Yemenidjian Chairman of the Board of Directors and Chief Executive Officer

	By:	/s/ DANIEL J. TAYLOR
Daniel J. Taylor Senior Executive Vice President and Chief Financial Officer