Form 10-Q
period 2004-06-30
METRO-GOLDWYN-MAYER INC
filed 2004-08-03
CIK 1026816

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

The number of shares of the Registrant’s common stock outstanding as of July 30, 2004 was 237,575,462.

METRO-GOLDWYN-MAYER INC.

FORM 10-Q

June 30, 2004

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

METRO-GOLDWYN-MAYER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash and cash equivalents	$39,072	$61,894
Accounts and contracts receivable (net of allowance for doubtful accounts of $46,798 and $46,671, respectively)	553,612	615,907
Film and television costs, net	1,889,313	1,788,225
Investments in and advances to affiliates	23,535	24,050
Property and equipment, net	66,991	68,657
Goodwill	516,706	516,706
Other assets	39,201	31,132

	$3,128,430	$3,106,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Bank and other debt	$2,000,235	$813
Accounts payable and accrued liabilities	249,114	234,397
Accrued participants’ share	315,937	320,347
Income taxes payable	39,313	37,129
Advances and deferred revenues	96,966	72,908
Other liabilities	159,678	112,606

Total liabilities	2,861,243	778,200

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 500,000,000 shares authorized, 251,960,505 shares issued	2,520	2,520
Additional paid-in capital	2,048,095	3,915,777
Deficit	(1,548,509)	(1,507,573)
Accumulated other comprehensive income (loss)	(82)	2,046
Less: treasury stock, at cost, 15,560,808 and 7,347,530 shares, respectively	(234,837)	(84,399)

Total stockholders’ equity	267,187	2,328,371

	$3,128,430	$3,106,571

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

METRO-GOLDWYN-MAYER INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$406,107	$487,702	$870,103	$882,893
Expenses:
Operating	203,291	276,478	428,681	500,408
Selling, general and administrative	194,832	224,698	446,828	429,775
Depreciation	3,743	5,013	7,169	10,252

Total expenses	401,866	506,189	882,678	940,435

Operating income (loss)	4,241	(18,487)	(12,575)	(57,542)
Other income (expense):
Write-down on investment in cable channels	—	(93,059)	—	(93,059)
Equity in net earnings (losses) of affiliates	(614)	(1,211)	(1,813)	1,279
Interest expense, net of amounts capitalized	(20,752)	(18,863)	(21,839)	(36,812)
Interest and other income, net	2,044	3,069	3,989	6,377
Other non-recurring costs	(1,173)	—	(1,173)	—

Total other expenses	(20,495)	(110,064)	(20,836)	(122,215)

Loss from operations before provision for income taxes	(16,254)	(128,551)	(33,411)	(179,757)
Income tax provision	(3,412)	(5,028)	(7,525)	(9,644)

Net loss	$(19,666)	$(133,579)	$(40,936)	$(189,401)

Loss per share:
Basic and diluted	$(0.08)	$(0.55)	$(0.17)	$(0.77)

Weighted average number of common shares outstanding:
Basic and diluted	235,961,448	244,807,107	236,803,698	246,628,261

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

METRO-GOLDWYN-MAYER INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Preferred Stock		Common Stock		Add’l Paid-in Capital	Deficit	Comprehensive Income (Loss)	Accum. Other Comprehensive Income (Loss)	Less: Treasury Stock	Total Stockholders’ Equity
	No. of Shares	Par Value	No. of Shares	Par Value
Balance December 31, 2003	—	$—	251,960,505	$2,520	$3,915,777	$(1,507,573)	$—	$2,046	$(84,399)	$2,328,371
Payment of stockholder dividend	—	—	—	—	(1,892,983)	—	—	—	—	(1,892,983)
Acquisition of treasury stock, at cost	—	—	—	—	—	—	—	—	(181,370)	(181,370)
Common stock issued to directors, officers and employees, net	—	—	—	—	6,968	—	—	—	30,932	37,900
Adoption of SFAS No. 123	—	—	—	—	3,823	—	—	—	—	3,823
Stock-based employee compensation	—	—	—	—	14,510	—	—	—	—	14,510
Comprehensive income (loss):
Net loss	—	—	—	—	—	(40,936)	(40,936)	—	—	(40,936)
Unrealized loss on derivative instruments	—	—	—	—	—	—	(2,806)	(2,806)	—	(2,806)
Unrealized gain on securities	—	—	—	—	—	—	211	211	—	211
Change in unfunded pension obligation	—	—	—	—	—	—	452	452	—	452
Foreign currency translation adjustments	—	—	—	—	—	—	15	15	—	15

Comprehensive loss	—	—	—	—	—	—	(43,064)	—	—

Balance June 30, 2004 (unaudited)	—	$—	251,960,505	$2,520	$2,048,095	$(1,548,509)	$—	$(82)	$(234,837)	$267,187

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

METRO-GOLDWYN-MAYER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2003
Net cash provided by operating activities	$46,604	$159,537

Investing activities:
Dividends received	1,690	10,000
Purchase of short-term investments	—	(28,321)
Additions to property and equipment	(5,495)	(9,518)
Investment in and advances to affiliates	(2,892)	(2,752)

Net cash used in investing activities	(6,697)	(30,591)

Financing activities:
Additions to borrowed funds	2,179,000	—
Dividend paid	(1,892,983)	—
Net proceeds from issuance of common stock to related parties	31,882	31
Acquisition of treasury stock	(181,370)	(49,785)
Repayments of borrowed funds	(179,431)	(579)
Financing fees	(19,394)	—

Net cash used in financing activities	(62,296)	(50,333)

Net change in cash and cash equivalents from operating, investing and financing activities	(22,389)	78,613
Net increase (decrease) in cash due to foreign currency fluctuations	(433)	140

Net change in cash and cash equivalents	(22,822)	78,753
Cash and cash equivalents at beginning of the year	61,894	593,131

Cash and cash equivalents at end of the period	$39,072	$671,884

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

Note 1—Basis of Presentation

Basis of Presentation.    The accompanying condensed consolidated financial statements include the accounts of Metro-Goldwyn-Mayer Inc. (“MGM”), Metro-Goldwyn-Mayer Studios Inc. and its majority owned subsidiaries (collectively, “MGM Studios”) and Orion Pictures Corporation and its majority owned subsidiaries (collectively, “Orion”) (collectively, the “Company”). MGM is a Delaware corporation formed on July 10, 1996 specifically to acquire MGM Studios, and is majority owned by an investor group comprised of Tracinda Corporation and a corporation that is principally owned by Tracinda Corporation (collectively, the “Tracinda Group”) and Mr. Kirk Kerkorian. The acquisition of MGM Studios by MGM was completed on October 10, 1996, at which time MGM commenced principal operations. The acquisition of Orion was completed on July 10, 1997. The Company completed the acquisition of certain film libraries and film related rights that were previously owned by PolyGram N.V. and its subsidiaries (collectively, “PolyGram”) on January 7, 1999.

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

Earnings Per Share.    The Company computes earnings per share in accordance with SFAS No. 128, “Earnings Per Share” (“EPS”). The weighted average number of shares used in computing basic and diluted earnings or loss per share was 235,961,448 and 236,803,698 in the quarter and six months ended June 30, 2004, respectively, and 244,807,107 and 246,628,261 in the quarter and six months ended June 30, 2003, respectively. Dilutive securities of 7,424,593 and 4,704,143 in the quarter and six months ended June 30, 2004, respectively, and 28,147 and 14,791 in the quarter and six months ended June 30, 2003, respectively, are not included in the calculation of diluted EPS because they are antidilutive. Additionally, potentially dilutive securities of 9,304,184 and 9,849,216 in the quarter and six months ended June 30, 2004, respectively, and 30,182,873 and 30,530,673 in the quarter and six months ended June 30, 2003, respectively, have not been included in the calculation of diluted EPS because their exercise prices are greater than the average market price of the Company’s common stock during the periods.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income (Loss).     The Company computes comprehensive income (loss) pursuant to SFAS No. 130, “Reporting Comprehensive Income.” This statement established standards for the reporting and display of comprehensive income (loss) and its components in financial statements and thereby reports a measure of all changes in equity of an enterprise that result from transactions and other economic events other than transactions with owners. Total comprehensive income (loss) for the Company includes net income (loss) and other comprehensive income (loss) items, including unrealized gain (loss) on derivative instruments, unrealized gain (loss) on securities, changes in unfunded pension plan obligations and cumulative foreign currency translation adjustments. Components of other comprehensive income (loss), net of related income tax effect, are shown below (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(19,666)	$(133,579)	$(40,936)	$(189,401)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	(416)	7,799	(2,806)	13,893
Unrealized gain (loss) on securities	(134)	(240)	211	(436)
Change in unfunded pension plan obligation	—	—	452	—
Cumulative foreign currency translation adjustments	595	(178)	15	124

Total comprehensive loss	$(19,621)	$(126,198)	$(43,064)	$(175,820)

Components of accumulated other comprehensive income (loss) are shown below (in thousands):

	Unrealized Gain (Loss) on Derivative Instruments	Unrealized Gain on Securities	Unfunded Pension Plan Obligation	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2003	2,770	521	(4,350)	3,105	2,046
Current period change	(2,806)	211	452	15	(2,128)

Balance at June 30, 2004	$(36)	$732	$(3,898)	$3,120	$(82)

Stock-Based Compensation.    On January 1, 2004, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Under the modified prospective method of adoption selected by the Company under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” stock-based employee compensation expense recognized in 2004 is the same as that which would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied to all awards from its original effective date. During the quarter and six months ended June 30, 2004, the Company recorded compensation expense of $7,013,000 and $14,510,000 regarding its employee stock incentive plan, which has been included in selling, general and administrative expenses in the consolidated statement of operations.

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss:
As reported	$(19,666)	$(133,579)	$(40,936)	$(189,401)
Add: Stock-based compensation included in reported net loss, net of tax effect	7,013	—	14,510	—
Deduct: Stock-based compensation, net of tax effect	(7,013)	(11,510)	(14,510)	(19,826)

Pro forma	$(19,666)	$(145,089)	$(40,936)	$(209,227)

Basic and diluted loss per share:
As reported	$(.08)	$(0.55)	$(0.17)	$(0.77)
Add: Stock-based compensation included in reported net loss, net of tax effect	.03	—	0.06	—
Deduct: Stock-based compensation, net of tax effect	(.03)	(0.04)	(0.06)	(0.08)

Pro forma	$(.08)	$(0.59)	$(0.17)	$(0.85)

The fair value of option grants issued prior to January 1, 2004 were estimated using the Black-Scholes model and the fair value of option grants issued in 2004 were estimated using a binomial model. The weighted average fair value of stock options granted in the quarter and six months ended June 30, 2004 was $7.33 and $6.52, respectively, and was $4.96 and $4.71 in the quarter and six months ended June 30, 2003, respectively. The fair values were determined using the following assumptions: the dividend yield was 0 percent in all periods, and expected volatility was 44.6 percent and 44.8 percent for the quarter and six months ended June 30, 2004, respectively, and expected volatility was 52.6 percent and 52.8 percent for the quarter and six months ended June 30, 2003, respectively. The weighted average expected life was 5.0 years in all periods, and the weighted average assumed risk-free interest rate was 3.7 percent and 3.6 percent for the quarter and six months ended June 30, 2004, respectively, and 2.5 percent and 2.6 percent for the quarter and six months ended June 30, 2003, respectively.

New Accounting Pronouncements.    In January 2003, the FASB issued Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” which establishes criteria to identify variable interest entities (“VIE”) and the primary beneficiary of such entities. An entity that qualifies as a VIE must be consolidated by its primary beneficiary. All other holders of interests in a VIE must disclose the nature, purpose, size and activity of the VIE as well as their maximum exposure to losses as a result of involvement with the VIE. FIN 46 was revised in December 2003 and is effective for financial statements of public entities that have special-purpose entities, as defined, for periods ending after December 15, 2003. For public entities without special-purpose entities, it was effective for financial statements for periods ending after March 15, 2004. The Company does not have any special-purpose entities, as defined. The adoption of FIN 46 did not have a material effect on the Company’s financial statements.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of June 30, 2004, the Company has paid $54,844,000 of the severance and other related costs. In January and February 2002, in accordance with certain agreements with the Company’s former Chairman and Vice Chairman, $16,964,000 of the severance and related costs were converted into 863,499 shares of common stock of the Company. The remaining unpaid severance at June 30, 2004 consists of 1,745,680 unexercised stock options held by the Company’s former Chairman. On January 1, 2004, upon adoption of the fair value recognition provisions of SFAS No. 123, such amount was transferred to additional paid-in capital.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Film and Television Costs

Film and television costs, net of amortization, are summarized as follows (in thousands):

	June 30, 2004	December 31, 2003
Theatrical productions:
Released	$4,532,072	$4,339,193
Less: accumulated amortization	(3,177,075)	(2,994,401)

Released, net	1,354,997	1,344,792
Completed not released	38,902	6,724
In production	183,891	170,514
In development	40,078	34,317

Subtotal: theatrical productions	1,617,868	1,556,347

Television programming:
Released	1,084,320	1,044,399
Less: accumulated amortization	(871,127)	(831,127)

Released, net	213,193	213,272
In production	57,247	17,902
In development	1,005	704

Subtotal: television programming	271,445	231,878

	$1,889,313	$1,788,225

Interest costs capitalized to theatrical productions were $1,411,000 and $2,764,000 during the quarter and six months ended June 30, 2004, respectively, and were $2,204,000 and $5,174,000 during the quarter and six months ended June 30, 2003, respectively.

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

The Company has accounted for its investment in the Cable Channels in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Pursuant to the requirements of APB No. 18, the Company has recorded its share of the earnings and losses in the Cable Channels based on the most recently available financial statements received from the cable channels. Due to a lag in the receipt of the financial statements from the Cable Channels, the Company reported its interest in the Cable Channels on a one-quarter lag. Beginning April 1, 2003, due to the agreement to sell the remaining cable channels for less than the book value of the investment, which closed on July 18, 2003, the Company ceased recording its 20 percent equity interest in the operating results of the cable channels in its results of operations.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the six months ended June 30, 2003, the Company’s share of the Cable Channels’ net operating results was a profit of $4,781,000. Summarized financial information for the Cable Channels (including Bravo through December 5, 2002) for the six months ended March 31, 2003, were as follows (in thousands):

Revenues, net	$128,561
Operating income	$36,414
Net income	$33,751

On April 30, 2004, MGM Domestic Television Distribution, Inc., a wholly-owned subsidiary of the Company, and NBC Enterprises Inc. (“NBC”) agreed to terminate their joint venture, MGM-NBC Media Sales, LLC (the “Joint Venture”), effective on September 30, 2004. The Joint Venture was formed in February 2002 to act as an agent to sell barter advertising spots received by the Company and NBC as full or partial consideration from the licensing of feature film and television programming product in the domestic television syndication market. Upon termination of the Joint Venture, the Company intends to assume the sale of advertising spots for its programming in the domestic television syndication market.

Note 5—Property and Equipment

Property and equipment are summarized as follows (in thousands):

	June 30, 2004	December 31, 2003
Leasehold improvements	$40,233	$39,359
Furniture, fixtures and equipment	97,803	93,182

	138,036	132,541
Less accumulated depreciation and amortization	(71,045)	(63,884)

	$66,991	$68,657

Note 6—Bank and Other Debt

Bank and other debt is summarized as follows (in thousands):

	June 30, 2004	December 31, 2003
Revolving Facility	$—	$—
Term Loans	2,000,000	—
Capitalized lease obligations and other borrowings	235	813

	$2,000,235	$813

Credit Facilities.    On April 26, 2004, the Company, through its subsidiary MGM Studios, entered into a fourth amended and restated credit facility with a syndicate of banks (the “2004 Credit Facility”) aggregating $2.4 billion, consisting of a five-year $400,000,000 revolving credit facility (the “Revolving Facility”), a six-year $400,000,000 term loan (“Term A Facility”) and a seven-year $1.6 billion term loan (“Term B Facility”) (collectively, the “Term Loans”), which replaced the pre-existing $1.75 billion amended credit facility. The Revolving Facility and Term A Facility bear interest at 2.25 percent over the Adjusted LIBOR rate, as defined (3.59 percent at June 30, 2004), and the Term B Loan bears interest at 2.50 percent over the Adjusted LIBOR rate, as defined (3.84 percent at June 30, 2004). The Revolving Facility matures on April 30, 2009. The Company incurred approximately $19,400,000 in fees and other costs associated with the refinancing of the credit facility.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Proceeds from the loans under the 2004 Credit Facility were used to finance the payment of a $1.89 billion special one-time cash dividend to stockholders on May 17, 2004 (see Note 8), to refinance loans existing under the previous credit facility and for general corporate purposes.

In connection with the refinancing of the prior credit facility, the Company wrote-off deferred loan fees of $6,859,000 in the quarter and six months ending June 30, 2004.

The Company’s borrowings under the 2004 Credit Facility are secured by substantially all the assets of the Company, with the exception of the copyrights in the James Bond series of motion pictures. The 2004 Credit Facility contains various covenants, including limitations on indebtedness, dividends and capital expenditures, and maintenance of certain financial ratios. The 2004 Credit Facility limits the amount of the investment in MGM which may be made by Metro-Goldwyn-Mayer Studios Inc. and Orion Pictures Corporation, both of which are wholly-owned subsidiaries, in the form of loans or advances, or purchases of capital stock of MGM, up to a maximum aggregate amount of $300,000,000. Such covenant does not preclude MGM from using its own resources to purchase its capital stock. As of June 30, 2004, $231.7 million was loaned to MGM by MGM Studios primarily to fund the Dutch Auction tender offer (see Note 8) and the purchase of treasury stock by MGM. Restricted net assets of Metro-Goldwyn-Mayer Studios Inc. and Orion Pictures Corporation at June 30, 2004 are approximately $2.1 billion. As of June 30, 2004, the Company was in compliance with all applicable covenants.

Capitalized Lease Obligations and Other Borrowings.    Capitalized lease obligations and other borrowings relate principally to contractual liabilities and capitalized lease obligations.

Note 7—Financial Instruments

The Company is subject to market risks resulting from fluctuations in foreign currency exchange rates because approximately 25 percent of the Company’s revenues are denominated, and the Company incurs certain operating and production costs, in foreign currencies. In certain instances, the Company enters into foreign currency exchange forward contracts in order to reduce exposure to changes in foreign currency exchange rates that affect the value of the Company’s firm commitments and certain anticipated foreign currency cash flows. The Company currently intends to continue to enter into such contracts to hedge against future material foreign currency exchange rate risks. As of June 30, 2004, the Company has outstanding foreign currency forward contracts aggregating Canadian $28,570,000, EUR 3,525,000, CZK 40,459,000 and AUD 2,000. As of June 30, 2004, the Company would be obligated to pay approximately $36,000 if all such foreign currency forward contracts were terminated. As of December 31, 2003, the Company had outstanding foreign currency forward contracts aggregating Canadian $26,100,000 and British pounds 8,100,000. As of December 31, 2003, the Company was entitled to receive approximately $2,770,000 if all such foreign currency forward contracts were terminated. The market value of the foreign currency forward contracts as of June 30, 2004 and December 31, 2003 have been included in other assets and, with respect to qualified hedged instruments, in accumulated other comprehensive income (loss).

Note 8—Stockholders’ Equity

Stockholder Dividend.    On April 26, 2004, the Company declared a special one-time cash dividend of $8.00 per share to stockholders of record on May 7, 2004, which was paid on May 17, 2004. The cash dividend, aggregating approximately $1.89 billion, was financed by borrowings under the 2004 Credit Facility (see Note 6).

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to the provisions of the Amended and Restated 1996 Stock Incentive Plan (the “Plan”), the Compensation Committee of the Board of Directors of the Company has adjusted the outstanding stock options issued under the Plan such that following the payment of the one-time cash dividend to stockholders, each option holder shall receive upon exercise, in addition to the shares of common stock otherwise obtainable, a cash amount of $8 per share.

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

Treasury Stock.    On July 26, 2002, the Company announced a share repurchase program authorizing the Company to purchase up to 10,000,000 shares of its common stock. The Company has funded the repurchase program from available cash on hand. On November 12, 2003, the Board of Directors of the Company increased its authorization for the Company’s share repurchase program by an additional 2,500,000 shares, to a total of 12,500,000 shares. As of June 30, 2004, under the share repurchase program, the Company had repurchased 8,104,300 shares of common stock, at an average price of $11.46 per share, for an aggregate cost of $92,890,000. During the quarter and six months ended June 30, 2004, the Company issued 1,226,673 and 2,403,022 shares of common stock, respectively, from treasury valued at $20,619,000 and $38,163,000, respectively, for directors, officers and employees. During the quarter and six months ended June 30, 2003, the Company issued 102,650 and 210,886 shares of common stock, respectively, from treasury valued at $1,161,000 and $2,332,000, respectively, for directors, officers and employees.

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

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pension cost includes the following components (in thousands):

	Quarter Ended June 30,		Six Months Ended March 31,
	2004	2003	2004	2003
Service cost	$—	$—	$—	$—
Interest cost on projected benefit obligation	292	286	592	286
Expected return on plan assets	(252)	(221)	(505)	(221)
Net amortization and deferral	68	48	132	48

Net periodic pension cost	$108	$113	$219	$113

The unrecognized net asset is being amortized over the estimated remaining service life of 19.4 years. Domestic pension benefits and expense were determined under the entry age actuarial cost method.

The Company has not made any contribution to the pension plan in the six months ended June 30, 2004. Based on the most recent actuarial report, the Company does not anticipate making any contributions to the pension plan in 2004.

A significant number of the Company’s production employees are covered by union sponsored, collectively bargained multi-employer pension plans. The Company contributed approximately $3,656,000 and $8,486,000, respectively, for such plans for the quarter and six months ended June 30, 2004, respectively, and $2,762,000 and $7,267,000 for the quarter and six months ended June 30, 2003, respectively. Information from the plans’ administrators is not sufficient to permit the Company to determine its share of unfunded vested benefits, if any.

The Company also provides each of its employees, including its officers, who have completed one year of service with the Company the opportunity to participate in the MGM Savings Plan (the “Savings Plan”). The Company contributed approximately $1,430,000 and $2,735,000, respectively, in shares of the Company’s common stock to the Savings Plan in the quarter and six months ended June 30, 2004, and $1,058,000 and $2,162,000 was contributed to the Savings Plan in the quarter and six months ended June 30, 2003, respectively.

Note 10—Segment Information

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

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Feature films	$347,451	$427,487	$756,275	$783,556
Television programming	44,492	50,149	91,076	81,677
Cable channels	12,668	10,244	24,980	38,747
Other	12,606	8,985	19,442	16,003

Subtotal	417,217	496,865	891,773	919,983
Less: unconsolidated companies	(11,110)	(9,163)	(21,670)	(37,090)

Consolidated revenues	$406,107	$487,702	$870,103	$882,893

Segment income (loss):
Feature films	$32,483	$8,421	$59,485	$(158)
Television programming	12,636	3,103	10,589	661
Cable channels	(212)	(898)	(521)	1,553
Other	6,340	7,151	10,692	10,627

Subtotal	51,247	17,777	80,245	12,683
Less: unconsolidated companies	614	1,211	1,813	(1,279)

Consolidated segment income	$51,861	$18,988	$82,058	$11,404

The following table presents the details of other operating segment income:

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Licensing and merchandising	$2,390	$1,829	$3,037	$2,395
Interactive media	1,777	1,043	2,019	2,374
Music	2,295	2,364	5,445	3,589
Other	(122)	1,915	191	2,269

	$6,340	$7,151	$10,692	$10,627

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of reportable segment loss to loss from operations before provision for income taxes:

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Segment income	$51,861	$18,988	$82,058	$11,404
General and administrative expenses	(43,877)	(32,462)	(87,464)	(58,694)
Depreciation	(3,743)	(5,013)	(7,169)	(10,252)

Operating income (loss)	4,241	(18,487)	(12,575)	(57,542)
Write-down of investment in cable channels	—	(93,059)	—	(93,059)
Equity in net earnings (losses) of affiliates	(614)	(1,211)	(1,813)	1,279
Interest expense, net of amounts capitalized	(20,752)	(18,863)	(21,839)	(36,812)
Interest and other income	2,044	3,069	3,989	6,377
Other non-recurring costs	(1,173)	—	(1,173)	—

Loss from operations before provision for income taxes	$(16,254)	$(128,551)	$(33,411)	$(179,757)

The following is a reconciliation of the change in reportable segment assets:

	December 31, 2003	Increase (Decrease)	June 30, 2004
Feature films	$2,595,706	$14,351	$2,610,057
Television programs	405,140	27,151	432,291
Cable channels	24,702	(702)	24,000
Other	4,389	(2,065)	2,324

Total reportable segment assets	$3,029,937	$38,735	$3,068,672

The following is a reconciliation of reportable segment assets to consolidated total assets:

	June 30, 2004	December 31, 2003
Total assets for reportable segments	$3,068,672	$3,029,937
Other unallocated amounts (principally cash)	59,758	76,634

Consolidated total assets	$3,128,430	$3,106,571

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

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contractual Commitments.    Effective February 1, 2000, the Company entered into an International Home Video Subdistribution Services Agreement between Metro-Goldwyn-Mayer Home Entertainment LLC (“MGMHE”) and Twentieth Century Fox Home Entertainment, Inc. (“Fox Home Entertainment”), pursuant to which Fox Home Entertainment provides distribution services for the Company’s films in the international home video market. On June 24, 2003, MGMHE gave notice to Fox Home Entertainment of its intent to terminate the agreement as of January 31, 2004 as permitted under the agreement. Effective February 1, 2004, MGMHE and Fox Home Entertainment have entered into an amended agreement (the “Amended Agreement”) under which Fox Home Entertainment will continue to perform sub-distribution services in certain territories. All termination payments required under the Amended Agreement were paid by the Company during the six months ended June 30, 2004. Under the terms of the Amended Agreement, the Company pays Fox Home Entertainment a distribution fee based on gross receipts, as defined.

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

Note 12—Supplementary Cash Flow Information

The Company paid interest, net of capitalized interest, of $12,805,000 and $34,214,000 during the six months ended June 30, 2004 and 2003, respectively. The Company paid income taxes of $4,676,000 and $8,581,000 during the six months ended June 30, 2004 and 2003, respectively.

During the six months ended June 30, 2003, property and equipment additions include a non-cash addition for tenant improvements of $17,066,000 paid by the landlord of our new corporate headquarters in Los Angeles, California. A corresponding liability was established and is being amortized over the life of the lease as a reduction of rent expense.

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

Recent Developments

Stockholder Dividend.    On April 26, 2004, we declared a special one-time cash dividend of $8.00 per share to stockholders of record on May 7, 2004, which was paid on May 17, 2004. The cash dividend, aggregating approximately $1.89 billion, was financed by borrowings under our new $2.4 billion credit facility (see “—Liquidity and Capital Resources—Bank Borrowings”).

Pursuant to the provisions of the Amended and Restated 1996 Stock Incentive Plan, the Compensation Committee of the Board of Directors has adjusted the outstanding stock options issued under the plan such that following the payment of the one-time cash dividend to stockholders, each option holder shall receive upon exercise, in addition to the shares of common stock otherwise obtainable, a cash amount of $8 per share.

New Credit Facility.    On April 26, 2004, we entered into a fourth amended and restated credit facility with a syndicate of banks aggregating $2.4 billion, consisting of a five-year $400.0 million revolving credit facility, a six-year $400.0 million term loan and a seven-year $1.6 billion term loan, which replaced a pre-existing $1.75 billion amended credit facility. Proceeds from the loans under the new credit facility were used to finance the payment of the $1.89 billion stockholder dividend (see above) and to refinance loans under the pre-existing revolving credit facility. The new revolving credit facility will be used for general corporate purposes.

In connection with the refinancing of the prior credit facility, we wrote off deferred loan fees of $6.9 million in the quarter ending June 30, 2004.

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

Notice of Termination of Third Party International Subdistribution Agreement.    In June 1999, we entered into an agreement with Fox Home Entertainment pursuant to which Fox Home Entertainment provides distribution services for our films in the international home video market. This distribution arrangement became effective on February 1, 2000. On June 24, 2003, we gave notice to Fox Home Entertainment of our intent to terminate the agreement as of January 31, 2004 as permitted under the agreement. Effective February 1, 2004, we entered into an amended agreement with Fox Home Entertainment under which Fox Home Entertainment will continue to perform sub-distribution services in certain territories. All termination payments required under the amended agreement were paid during the quarter ended March 31, 2004. Under the terms of the amended agreement, we pay Fox Home Entertainment a distribution fee based on gross receipts, as defined.

Termination of MGM-NBC Media Sales Joint Venture.    On April 30, 2004, MGM Domestic Television Distribution, Inc. and NBC Enterprises Inc. agreed to terminate their joint venture, MGM-NBC Media Sales, LLC, effective on September 30, 2004. The joint venture was formed in February 2002 to act as an agent to sell barter advertising spots received by us and NBC as full or partial consideration from the licensing of feature film and television programming product in the domestic television syndication market. Upon termination of the joint venture, we intend to assume the sale of advertising spots for our programming in the domestic television syndication market.

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

Advertising and other promotional costs are included in selling, general and administrative expenses. The Company includes the cost of duplicating prints, which is a physical product, in operating costs. However, the Company considers the costs of shipping the prints to customers to be a selling cost as it is part of the Company’s distribution activities, and categorizes such activities as selling costs together with advertising, marketing and other promotional costs. Shipping and handling costs of $19.0 million and $41.8 million for the quarter and six months ended June 30, 2004, respectively, and $17.4 million and $33.0 million for the quarter and six months ended June 30, 2003, respectively, have been included in selling, general and administrative expense in the consolidated statements of operations, respectively.

Production Overhead.    The Company capitalizes production overhead, including allocable costs of individuals or departments with exclusive or significant responsibility for the production of films in accordance with SOP 00-2 “Accounting by Producers or Distributors of Films”, as a component of film costs. Such allocable costs of departments are those with exclusive responsibility for the production of films, including physical production and post production. Allocable costs of such departments principally include compensation costs of employees as well as certain other direct costs, such as travel costs and outside services. We compute the overhead to be allocated to film and television costs based on the criteria noted above, and allocate such costs to film and television properties in proportion to the direct production expenditures of each property on an annual basis.

Collective Bargaining Agreements.    The motion picture and television programs produced by MGM Studios, and the other major studios in the United States, generally employ actors, writers and directors who are members of the Screen Actors Guild, Writers Guild of America and Directors Guild of America, respectively, pursuant to industry-wide collective bargaining agreements. The collective bargaining agreement with the Writers Guild of America expired on May 1, 2004 and negotiations for a successor agreement are ongoing. The collective bargaining agreement with the Screen Actors Guild has been extended and expires on June 30, 2005. The Directors Guild of America collective bargaining agreement expires on June 30, 2005. Many productions also employ members of a number of other labor organizations including, without limitation, the International Alliance of Theatrical and Stage Employees and the International Brotherhood of Teamsters. The collective bargaining agreement with Teamsters Local 399, which represents significant numbers of persons within the motion picture and television industry, expires on July 31, 2004 and a tentative agreement has been reached which, when ratified, will be for a three-year term. The collective bargaining agreement with the International Alliance of Theatrical and Stage Employees expires on July 31, 2006. A strike by one or more of the unions that provide personnel essential to the production of motion pictures or television programs could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time involved, could cause delay or interruption in our release of new motion pictures and television programs and thereby could adversely affect our cash flow and revenues. Our revenues from motion pictures and television programs in our library should not be affected and may partially offset the effects of a strike to the extent, if any, that television exhibitors buy more library product to compensate for interruption in their first-run programming.

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

On January 1, 2004, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Under the modified prospective method of adoption selected by us under the provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” stock-based employee compensation expense recognized in 2004 is the same as that which would have been recognized had the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 been applied to all awards from its original effective date. During the quarter and six months ended June 30, 2004, the Company recorded compensation expense of $7.0 million and $14.5 million, respectively, regarding its employee stock incentive plan, which charge has been included in selling, general and administrative expenses in the consolidated statements of operations.

Results of Operations

The following table sets forth our reported operating results for the quarters and six months ended June 30, 2004 and 2003 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Feature films	$347,451	$427,487	$756,275	$783,556
Television programs	44,492	50,149	91,076	81,677
Other	14,164	10,066	22,752	17,660

Total revenues	406,107	487,702	870,103	882,893

Operating income (loss):
Feature films	32,483	8,421	59,485	(158)
Television programs	12,636	3,103	10,589	661
Other	6,742	7,464	11,984	10,901
General and administration expenses	(43,877)	(32,462)	(87,464)	(58,694)
Depreciation	(3,743)	(5,013)	(7,169)	(10,252)

Operating income (loss)	4,241	(18,487)	(12,575)	(57,542)
Write-down of investment in cable channels	—	(93,059)	—	(93,059)
Equity in net earnings (losses) of affiliates	(614)	(1,211)	(1,813)	1,279
Interest expense, net of amounts capitalized	(20,752)	(18,863)	(21,839)	(36,812)
Interest and other income	2,044	3,069	3,989	6,377
Other non-recurring costs	(1,173)	—	(1,173)	—

Loss before provision for income taxes	(16,254)	(128,551)	(33,411)	(179,757)
Income tax provision	(3,412)	(5,028)	(7,525)	(9,644)

Net loss	$(19,666)	$(133,579)	$(40,936)	$(189,401)

Overview

Quarter:    In the quarter ended June 30, 2004 (the “2004 Quarter”), our revenues decreased $81.6 million, or 17 percent, to $406.1 million as compared to the quarter ended June 30, 2003 (the “2003 Quarter”). The decrease in 2004 Quarter revenues principally reflected lower home video revenues due to the release of Die Another Day in the 2003 Quarter, as there were no comparable releases in the 2004 Quarter.

Operating income in the 2004 Quarter increased to $4.2 million from an operating loss of $18.5 million in the 2003 Quarter, an improvement of $22.7 million. The improvement reflected increased profit margins, as the 2004 Quarter included higher television license revenues which carry lower distribution costs, as well as decreased theatrical print and advertising costs, which were $13.1 million lower than in the 2003 Quarter as our 2004 Quarter film slate had lower releasing costs. Other benefits included the performance of Stargate SG-1 in worldwide home video markets, as well as the collection of an insurance recovery of $6.1 million in the 2004 Quarter.

Feature film write-downs in the 2004 Quarter were $9.2 million as compared to write-downs of $2.5 million in the 2003 Quarter. Additionally, in the 2004 Quarter, general and administrative expenses increased by $11.4 million, principally due to our adoption on January 1, 2004 of the fair value recognition provisions of employee stock option accounting, as well as increased provisions under our employee benefit plans.

Net loss in the 2004 Quarter improved to $19.7 million, or $0.08 per share, from a net loss of $133.6 million, or $0.55 per share, in the 2003 Quarter. In the 2003 Quarter, we incurred a write-down of $93.1 million on our investment in three cable channels, American Movie Classics, The Independent Film Channel and WE: Women’s Entertainment, which were sold in July 2003. Partially offsetting the improvement in net loss in the 2004 Quarter was increased interest expense, principally reflecting the write-off of $6.9 million of deferred loan fees due to the refinancing of our credit facility in April 2004, and reduced interest income due to lower cash balances.

Six Months:    In the six months ended June 30, 2004 (the “2004 Period”), our revenues decreased $12.8 million, or one percent, to $870.1 million as compared to the six months ended June 30, 2003 (the “2003 Period”). The decrease in 2004 Period revenues principally reflected lower home video revenues due to the release of Die Another Day in the 2003 Period, partially offset by increased television licensing revenue.

Operating loss in the 2004 Period improved to $12.6 million from an operating loss of $57.5 million in the 2003 Period. The improvement of $44.9 million reflected increased profit margins, as the 2004 Period included higher television license revenues which carry lower distribution costs, as well as decreased theatrical print and advertising costs, which were $25.6 million lower than in the 2003 Period as our 2004 Period film slate had lower releasing costs. Other benefits included the performance of Stargate SG-1 in worldwide home video markets, as well as the collection of an insurance recovery of $6.1 million in the 2004 Period. Additionally, in the 2003 Period we incurred a charge associated with the settlement of negotiations with a third party distributor regarding the distribution of our product in the international home video markets. There were no comparable charges in the 2004 Period.

Feature film write-downs in the 2004 Period were $9.2 million as compared to write-downs of $6.8 million in the 2003 Period. Additionally, in the 2004 Period, bad debt charges increased by $19.0 million, principally due to the bankruptcy of a significant international television customer, and general and administrative expenses increased by $28.8 million principally due to our adoption on January 1, 2004 of the fair value recognition provisions of employee stock option accounting, as well as increased provisions under our employee benefit plans.

Net loss in the 2004 Period improved to $40.9 million, or $0.17 per share, from a net loss of $189.4 million, or $0.77 per share, in the 2003 Period. In the 2003 Period, we incurred a write-down of $93.1 million on our investment in three cable channels, American Movie Classics, The Independent Film Channel and WE: Women’s Entertainment, which were sold in July 2003. In the 2004 Period, interest costs decreased by $15.0 million as we had higher average debt balances in the 2003 Period. The lower interest costs were partially offset by the write-off of $6.9 million of deferred loan fees in the 2004 Period due to the refinancing of our credit facility in April 2004.

EBITDA

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

The following table reconciles EBITDA to net loss for the quarters and six months ended June 30, 2004 and 2003 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
EBITDA	$7,984	$(13,474)	$(5,406)	$(47,290)
Depreciation	(3,743)	(5,013)	(7,169)	(10,252)

Operating income (loss)	4,241	(18,487)	(12,575)	(57,542)
Write-down of investment in cable channels	—	(93,059)	—	(93,059)
Equity in net earnings (losses) of affiliates	(614)	(1,211)	(1,813)	1,279
Interest expense, net of amounts capitalized	(20,752)	(18,863)	(21,839)	(36,812)
Interest and other income	2,044	3,069	3,989	6,377
Other non-recurring costs	(1,173)	—	(1,173)	—

Loss before provision for income taxes	(16,254)	(128,551)	(33,411)	(179,757)
Income tax provision	(3,412)	(5,028)	(7,525)	(9,644)

Net loss	$(19,666)	$(133,579)	$(40,936)	$(189,401)

See further details of operating changes under segments discussion below.

Feature Films

Consolidated feature films revenues and operating income (loss) are as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$347,451	$427,487	$756,275	$783,556
Operating income (loss)	$32,483	$8,421	$59,485	$(158)

Quarter Ended June 30, 2004 Compared to Quarter Ended June 30, 2003

Revenues.    Feature film revenues decreased by $80.0 million, or 19 percent, to $347.5 million in the 2004 Quarter as compared to the 2003 Quarter.

Worldwide theatrical revenues increased by $8.9 million, or 37 percent, to $32.8 million in the 2004 Quarter. Overall, in the 2004 Quarter, we released four new feature films domestically and two films internationally, as compared to the release of four new feature films domestically and two films internationally in the 2003 Quarter. In the 2004 Quarter, we released Walking Tall, Soul Plane, Saved and Coffee and Cigarettes, which in the aggregate out-performed the releases in the 2003 Quarter. In the 2003 Quarter, we released theatrically Bulletproof Monk and It Runs In The Family, as well as City of Ghosts and Together on a limited basis.

Worldwide home video revenues decreased by $132.8 million, or 41 percent, to $189.1 million in the 2004 Quarter. In the 2004 Quarter, we released Barbershop 2: Back In Business in the home video marketplace. In the 2003 Quarter, we released Die Another Day, A Guy Thing, Dark Blue and Evelyn, which generated substantially higher video revenues than the releases in the 2004 Quarter. Die Another Day generated $140.1 million in worldwide home video revenues in the 2003 Quarter. There were no comparable releases in the 2004 Quarter. In the 2004 Quarter, worldwide DVD sales were $161.6 million as compared to $279.1 million in the 2003 Quarter, which included the release of Die Another Day.

Worldwide pay television revenues from feature films increased by $10.4 million, or 31 percent, to $44.0 million in the 2004 Quarter. In the 2004 Quarter, we delivered six new films to domestic pay television, Legally Blonde 2: Red, White and Blonde, Bulletproof Monk, It Runs In The Family, City of Ghosts, Assassination Tango and Together. In the 2003 Quarter, we delivered three new films to domestic pay television, Windtalkers, CQ and Pumpkin, which generated lower license fees than the films in the 2004 Quarter. Worldwide syndicated television revenues from feature films increased by $23.8 million, or 52 percent, to $69.8 million in the 2004 Quarter, principally due to the delivery of Hannibal, Jeepers Creepers and Original Sin to domestic basic cable, as well as increased international sales, as compared to the 2003 Quarter.

Other revenues increased by $9.5 million in the 2004 Quarter, principally due to the receipt of entitlement royalties and timing of miscellaneous income.

Operating Results.    Operating income from feature films increased by $24.1 million, or 286 percent, to $32.5 million in the 2004 Quarter. In the 2004 Quarter, we benefited from the successful theatrical releases of Walking Tall, Saved and Coffee and Cigarettes as well as the increase in television revenues discussed above, which carry lower distribution costs. Additionally, our 2004 Quarter film slate had lower theatrical releasing costs than our film slate in the 2003 Quarter, which provided an increase in our operating results in 2004 of $13.1 million. In the 2004 Quarter, we also benefited from the home video release of Barbershop 2: Back In Business. In the 2003 Quarter, we benefited from the theatrical release of Agent Cody Banks and the home video release of Die Another Day. Additionally, in the 2004 Quarter, we realized an insurance recovery of $6.1 million. The 2003 Quarter also included a charge associated with the settlement of negotiations with a third party distributor regarding the distribution of our product in the international home video markets (see “—Recent Developments—Notice of Termination of Third Party International Home Video Subdistribution Services Agreement”).

Partially offsetting these benefits were new provisions for outside producer claims in the 2004 Quarter of $5.5 million. Additionally, feature film write-downs were $9.2 million in the 2004 Quarter as compared to write-downs of $2.5 million incurred in the 2003 Quarter.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Revenues.    Feature film revenues decreased by $27.3 million, or three percent, to $756.3 million in the 2004 Period as compared to the 2003 Period.

Worldwide theatrical revenues decreased by $16.0 million, or 17 percent, to $77.2 million in the 2004 Period. Domestically, we released seven new films in the 2004 Period and eight films in the 2003 Period. Internationally, we released five films in the 2004 Period as compared to three films in the 2003 Period. In the 2004 Period, we released Barbershop 2: Back In Business, Walking Tall, Soul Plane, Agent Cody Banks 2: Destination London and Saved, as well as Osama and Coffee and Cigarettes in limited release. In the 2003 Period, we generated higher theatrical revenues from the continued successful worldwide theatrical release of Die Another Day as well as Agent Cody Banks. Additionally, in 2003 we released Bulletproof Monk, It Runs In The Family, A Guy Thing and Dark Blue, as well as the release of Together, City of Ghosts and Assassination Tango on a limited basis.

Worldwide home video revenues decreased by $65.0 million, or 12 percent, to $459.5 million in the 2004 Period. In the 2004 Period, we released Barbershop 2: Back In Business, Out of Time, Uptown Girls, Good Boy! and Pieces of April in the home video marketplace. In the 2003 Period, we released Die Another Day, Barbershop, A Guy Thing, Dark Blue, Igby Goes Down, Evelyn, and Killing Me Softly, which generated substantially higher video revenues than the releases in the 2004 Period. Die Another Day generated $140.1 million in worldwide home video revenues in the 2003 Period. There were no comparable releases in the 2004 Period. In the 2004 Period, worldwide DVD sales were $407.6 million as compared to $451.6 million in the 2003 Period, which included the release of Die Another Day.

Worldwide pay television revenues from feature films increased by $12.0 million, or 18 percent, to $79.6 million in the 2004 Period. In the 2004 Period, we delivered nine new films to domestic pay television, including Legally Blonde 2: Red, White and Blonde, Agent Cody Banks and Bulletproof Monk, which generated substantially higher license fees than the films delivered in 2003. In the 2003 Period, we delivered seven new films to domestic pay television, including Windtalkers, Hart’s War and Deuce’s Wild. Network television revenues increased by $2.4 million, or 45 percent, to $7.7 million in the 2004 Period, principally due to the delivery of Legally Blonde in 2004 as compared to Return To Me in 2003, which carried a lower license fee. Worldwide syndicated television revenues from feature films increased by $29.1 million, or 33 percent, to $118.2 million in the 2004 Period, principally due to the basic cable sale of Hannibal, Jeepers Creepers, What’s The Worst That Could Happen and Original Sin in 2004, as compared to the delivery to basic cable of Autumn In New York in 2003.

Other revenues increased by $10.3 million in the 2004 Period, principally due to the receipt of entitlement royalties and timing of miscellaneous income.

Operating Results.    Operating income from feature films improved to $59.5 million in the 2004 Period from an operating loss of $0.2 million in the 2003 period. In the 2004 Period, we benefited from the successful theatrical releases of Barbershop 2: Back In Business, Walking Tall, Saved and Coffee and Cigarettes as well as the increase in television revenues discussed above, which carry lower distribution costs. Additionally, our 2004 Period film slate had lower theatrical releasing costs than our film slate in the 2003 Period, which provided an increase in our operating results in 2004 of $25.6 million. In the 2004 Period, we also benefited from the home video release of Barbershop 2: Back In Business. In the 2003 Period, we benefited from the successful worldwide theatrical and home video performance of Die Another Day, the theatrical release of Agent Cody Banks and the home video release of Barbershop, among others. Additionally, we realized an insurance recovery of $6.1 million in the 2004 Period. The 2003 Period also included a charge associated with the settlement of negotiations with a third party distributor regarding the distribution of our product in the international home video markets (see “—Recent Developments—Notice of Termination of Third Party International Home Video Subdistribution Services Agreement”).

Partially offsetting these benefits were new provisions for outside producer claims in the 2004 Period of $5.5 million. Additionally, feature film write-downs were $9.2 million in the 2004 Period as compared to write-downs of $6.8 million incurred in the 2003 Quarter. Bad debt expense increased by $15.0 million, primarily due to the bankruptcy of a significant international television customer during the period. There were no such occurrences in the 2003 Period.

Television Programming

Consolidated television programming revenues and operating loss are as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$44,492	$50,149	$91,076	$81,677
Operating income	$12,636	$3,103	$10,589	$661

Quarter Ended June 30, 2004 Compared to Quarter Ended June 30, 2003

Revenues.    Television programming revenues decreased by $5.7 million, or 11 percent, to $44.5 million in the 2004 Quarter as compared to the 2003 Quarter.

There were no network television revenues in the 2004 Quarter as compared to $5.8 million in the 2003 Quarter, which included the new series Fame. Worldwide pay television revenues decreased by $2.9 million, or 25 percent, to $8.7 million in the 2004 Quarter. In the 2004 Quarter, we had one series on domestic pay television, Dead Like Me, as compared to two series in the 2003 Quarter, Jeremiah and Dead Like Me. In the 2003 Period, we realized higher domestic syndication and basic cable sales for Stargate SG-1 than in the 2004 Quarter. However, international syndication sales increased for Stargate SG-1 in the 2004 Quarter. Worldwide home video revenues with respect to television programming increased by $2.6 million, or 25 percent, to $12.8 million in the 2004 Quarter, primarily due to increased sales of Stargate SG-1 in worldwide home video markets.

Other revenues increased by $3.0 million in the 2004 Quarter due to increased entitlement revenue.

Operating Results.    Operating income from television programming increased by $9.5 million, or 307 percent, to $12.6 million in the 2004 Quarter. The increase reflected increased profit margins due to the performance of Stargate SG-1 in worldwide home video markets, as well as reduced write-downs on new series and increased entitlement revenue.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Revenues.    Television programming revenues increased by $9.4 million, or 12 percent, to $91.1 million in the 2004 Period as compared to the 2003 Period.

There were no network television revenues in the 2004 Period as compared to $5.8 million in the 2003 Period, which included the new series Fame. Worldwide pay television revenues decreased by $5.6 million, or 31 percent, to $12.5 million in the 2004 Period. In the 2004 Period, we had one series on domestic pay television, Dead Like Me, as compared to two series in the 2003 Period, Jeremiah and Dead Like Me, as well as the delivery in international markets of two made-for-television movies in 2003. Worldwide syndicated television programming revenues decreased by $6.6 million, or 16 percent, to $34.3 million in the 2004 Period. In the 2003 Period, we realized higher domestic syndication and basic cable sales for Stargate SG-1 than in the 2004 Period. However, international syndication sales increased for Stargate SG-1 in the 2004 Period. Worldwide home video revenues with respect to television programming increased by $24.1 million, or 148 percent, to $40.3 million in the 2004 Period, primarily due to increased worldwide home video sales of Stargate SG-1.

Other revenues increased by $3.4 million in the 2004 Period due to increased entitlement revenue.

Operating Results.    Operating income from television programming increased by $9.9 million to $10.6 million in the 2004 Period, principally due to the performance of Stargate SG-1 in worldwide home video markets, as well as reduced write-downs on new series and increased entitlement revenue.

Partially offsetting the improvement in operating results in the 2004 Period was an increase in bad debt expense of $4.0 million, due to the bankruptcy of a significant international television customer during the period. There were no such occurrences in the 2003 Period.

Other Businesses

Consolidated revenues and operating income from other businesses, including consumer products, interactive media and branded programming services, music soundtrack and royalty income, are as follows (in thousands):

	Quarter ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
Revenues	$14,164	$10,066	$22,752	$17,660
Operating income	$6,742	$7,464	$11,984	$10,901

Quarter Ended June 30, 2004 Compared to Quarter Ended June 30, 2003

Revenues.    Revenues from other businesses increased by $4.1 million, or 41 percent, to $14.2 million in the 2004 Quarter as compared to the 2003 Quarter. Operating results in the 2004 Quarter included consumer products revenue of $4.7 million and music soundtrack and royalty revenue of $2.9 million, as compared to consumer products revenue of $3.4 million and music soundtrack and royalty revenue of $2.8 million in the 2003 Quarter. Interactive media revenues were $4.6 million in the 2004 Quarter, which included license fees for interactive games, as compared to $2.7 million in the 2003 Quarter, which principally consisted of royalties earned from the interactive game release 007-Nightfire. Branded programming services revenues aggregated $1.6 million in the 2004 Quarter as compared to $1.1 million in the 2003 Quarter. The increase in branded programming services revenues in 2004 was principally due to an increase in subscription revenues from the Company’s wholly-owned international cable channels. Revenues from other businesses in the 2004 Quarter also included the receipt of $0.3 million of miscellaneous income as compared to $0.1 million in the 2003 Quarter.

Operating Results.    Operating income from other businesses decreased by $0.7 million, or 10 percent, to $6.7 million in the 2004 Quarter. Expenses for other businesses include interactive product costs of $2.8 million in the 2004 Quarter as compared to $1.6 million in the 2003 Quarter. Consumer products cost of sales were $1.3 million in the 2004 Quarter as compared to $0.7 million in the 2003 Quarter. The increase in interactive and consumer product costs in 2004 correlated to the increase in such revenues. Overhead costs related to other businesses aggregated $2.1 million in the 2004 Quarter as compared to $1.8 million in the 2003 Quarter. Other expenses, including distribution costs associated with music and branded programming services, aggregated $1.0 million in both the 2004 Quarter and the 2003 Quarter. We recognized foreign currency transaction losses of $0.1 million in the 2004 Quarter as compared to foreign currency gains of $2.5 million in the 2003 Quarter.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Revenues.    Revenues from other businesses increased by $5.1 million, or 29 percent, to $22.8 million in the 2004 Period as compared to the 2003 Period. Operating results in the 2004 Period included consumer products revenue of $7.1 million and music soundtrack and royalty revenue of $6.3 million, as compared to consumer products revenue of $5.4 million and music soundtrack and royalty revenue of $4.3 million in the 2003 Period. Music soundtrack and royalty revenue increased in the 2004 Period due to soundtrack revenue realized on Barbershop 2: Back In Business. Interactive media revenues were $5.6 million in the 2004 Period, which included license fees for interactive games, as compared to $6.0 million in the 2003 Period, which principally consisted of royalties earned from the interactive game release 007-Nightfire. Branded programming services revenues aggregated $3.3 million in the 2004 Period as compared to $1.7 million in the 2003 Period. Revenues from other businesses in 2004 also included the receipt of $0.4 million in third-party audit recoveries and other miscellaneous income as compared to $0.3 million in 2003.

Operating Results.    Operating income from other businesses increased by $1.1 million, or 10 percent, to $12.0 million in the 2004 Period. Expenses for other businesses include interactive product costs of $3.4 million in the 2004 Period as compared to $3.5 million in the 2003 Period. Consumer products costs were $2.2 million in the 2004 Period and $1.4 million in the 2003 Period. Overhead costs related to other businesses aggregated $3.9 million in the 2004 Period and $3.5 million in the 2003 Period. Other expenses, including distribution costs associated with music and branded programming services, aggregated $1.4 million in the 2004 Period and $1.5 million in the 2003 Period. We recognized foreign currency transaction gains of $0.5 million in the 2004 Period as compared to foreign currency gains of $3.1 million in the 2003 Period.

Corporate and Other

Quarter Ended June 30, 2004 Compared to Quarter Ended June 30, 2003

General and Administrative Expenses.    In the 2004 Quarter, general and administrative expenses increased by $11.4 million, or 35 percent, to $43.9 million, as compared to the 2003 Quarter.

Beginning January 1, 2004, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (see—“New Accounting Pronouncements”). In the 2004 Quarter, we recognized compensation expense of $7.0 million regarding our employee stock incentive plan. Additionally, in the 2004 Quarter, we recognized $6.4 million of charges relating to our management incentive plans, as compared to $5.8 million in the 2003 Quarter for such plans.

Additionally, in the 2004 Quarter our facilities and insurance charges increased by $2.9 million and our professional fees increased by $0.5 million, as compared to the 2003 Quarter. Other increases generally reflected higher employee compensation costs and temporary services.

We also incurred relocation costs of approximately $1.5 million in the 2003 Quarter to move to our new corporate headquarters.

Depreciation.    Depreciation expense in the 2004 Quarter decreased by $1.3 million, or 25 percent, to $3.7 million, as compared to the 2003 Quarter, due to fixed assets retired when we moved to our new corporate headquarters in June 2003.

Equity in Net Earnings (Losses) of Affiliates.    In the 2004 Quarter, loss from equity investees was $0.6 million as compared to a loss from our equity investees of $1.2 million in the 2003 Quarter. The improvement in 2004 reflected increased returns on our international cable channels investments.

Interest Expense, Net of Amounts Capitalized.    Net interest expense in the 2004 Quarter increased by $1.9 million, or 10 percent, to $20.8 million, as compared to the 2003 Quarter, primarily due to the write-off of deferred loan fees of $6.9 million associated with the refinancing of our credit facility in April 2004, partially offset by lower average debt balances held in the 2004 Quarter as compared to the 2003 Quarter.

Interest and Other Income, Net.    Interest and other income in the 2004 Quarter decreased by $1.0 million, or 33 percent, to $2.0 million, as compared to the 2003 Quarter, due to reduced average invested cash balances in the 2004 Quarter related to the repayment of our Term Loans in October 2003.

Other Non-Recurring Costs.    In the 2004 Quarter, we incurred certain non-recurring costs of $1.2 million associated with our pursuit of potential strategic alternatives.

Income Tax Provision.    The provision for income taxes in the 2004 Quarter decreased by $1.6 million, or 32 percent, to $3.4 million, as compared to the 2003 Quarter. The provision for income taxes, comprising principally of foreign remittance taxes, decreased due to reduced international distribution revenues in the 2004 Quarter.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

General and Administrative Expenses.    In the 2004 Period, general and administrative expenses increased by $28.8 million, or 49 percent, to $87.5 million, as compared to the 2003 Period.

Beginning January 1, 2004, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (see “—New Accounting Pronouncements”). In the 2004 Period, we recognized compensation expense of $14.5 million regarding our employee stock incentive plan. Additionally, in the 2004 Period, we recognized $12.8 million of charges relating to our management incentive plans, as compared to $8.7 million in the 2003 Period for such plans.

Additionally, in the 2004 Quarter our facilities and insurance charges increased by $5.1 million and our professional fees increased by $1.6 million, as compared to the 2003 Period. Other increases generally reflected higher employee compensation costs and temporary services.

We also incurred relocation costs of approximately $1.5 million in the 2003 Period to move to our new corporate headquarters.

Depreciation.    Depreciation expense in the 2004 Period decreased by $3.1 million, or 30 percent, to $7.2 million, as compared to the 2003 Period, due to fixed assets retired when we moved to our new corporate headquarters in June 2003.

Write-Down of Investment in Cable Channels.    On July 18, 2003, we sold our 20 percent equity interest in the American Movie Classics, The Independent Film Channel and WE: Women’s Entertainment cable channels to Cablevision Systems Corporation for $500.0 million. As our investment in these cable channels exceeded the net selling price, we recorded a write-down of our investment in the cable channels of $93.1 million in June 2003.

Equity in Net Earnings (Losses) of Affiliates.    In the 2004 Period, loss from equity investees was $1.8 million as compared to income from our equity investees of $1.3 million in the 2003 Period. In the 2003 Period, we benefited from the inclusion (for one quarter) of our 20 percent share of the operating results of the Rainbow Media Group cable channels, which contributed income of $4.8 million. Our equity interest in these cable channels were sold in July 2003.

Interest Expense, Net of Amounts Capitalized.    Net interest expense in the 2004 Period decreased by $15.0 million, or 41 percent, to $21.8 million, as compared to the 2003 Period, primarily due to the repayment of our Term Loans in October 2003. Partially offsetting the decrease in interest expense was the write-off of deferred loan fees of $6.9 million associated with the refinancing of our credit facility in April 2004.

Interest and Other Income, Net.    Interest and other income in the 2004 Period decreased by $2.4 million, or 37 percent, to $4.0 million, as compared to the 2003 Period, due to reduced average invested cash balances in the 2004 Period related to the repayment of our Term Loans in October 2003.

Other Non-Recurring Costs.    In the 2004 Period, we incurred certain non-recurring costs of $1.2 million associated with our pursuit of potential strategic alternatives.

Income Tax Provision.    The provision for income taxes in the 2004 Period decreased by $2.1 million, or 22 percent, to $7.5 million, as compared to the 2003 Period. The provision for income taxes, comprising principally of foreign remittance taxes, decreased due to reduced international distribution revenues in the 2004 Period.

Liquidity and Capital Resources

General.    Our operations are capital intensive. In recent years we have funded our operations primarily from (a) the sale of equity securities, (b) bank borrowings and (c) internally generated funds. During the 2004

Period, the net cash provided by operating activities was $46.6 million, which included spending associated with film and television production and distribution costs of $456.4 million; net cash used in investing activities was $6.7 million, which included $5.5 million in property and equipment purchases and $2.9 million in affiliate advances, partially offset by the receipt of dividends from equity investees of $1.7 million; and net cash used in financing activities was $62.3 million, including $1.89 billion for the payment of the stockholder dividend on May 17, 2004 (see below), $171.0 million for the Dutch Auction tender offer, the acquisition of treasury shares of $10.4 million under our share repurchase program and $19.4 million of financing fees paid for our new credit facilities, partially offset by $2.0 billion of net bank borrowings as well as $31.9 million collected from the issuance of equity securities to related parties.

Stockholder Dividend.    On April 26, 2004, we declared a special one-time cash dividend of $8.00 per share to stockholders of record on May 7, 2004, which was paid on May 17, 2004. The cash dividend, aggregating $1.89 billion, was financed by borrowings under our new $2.4 billion credit facility (see “Bank Borrowings”).

Pursuant to the provisions of the Amended and Restated 1996 Stock Incentive Plan, the Compensation Committee of the Board of Directors has adjusted the outstanding stock options issued under the plan such that following the payment of the one-time cash dividend to stockholders, each option holder shall receive upon exercise, in addition to the shares of common stock otherwise obtainable, a cash amount of $8 per share.

New Credit Facility.    On April 26, 2004, we entered into a fourth amended and restated credit facility with a syndicate of banks aggregating $2.4 billion, consisting of a five-year $400.0 million revolving credit facility, a six-year $400.0 million term loan and a seven-year $1.6 billion term loan, which replaced a pre-existing $1.75 billion amended credit facility. Proceeds from the loans under the new credit facility were used to finance the payment of the $1.89 billion stockholder dividend and to refinance loans under the pre-existing revolving credit facility. The new revolving credit facility will be used for general corporate purposes.

Dutch Auction Tender Offer.    On December 4, 2003, we commenced a Dutch Auction tender offer to purchase up to 10,000,000 shares of our common stock at a purchase price not greater than $18.00 nor less than $16.25 per share. Under the procedures for a Dutch Auction tender offer, our stockholders had the opportunity to tender some or all of their shares of common stock at prices specified by the stockholders. We then determined the lowest price per share within the range of $16.25 to $18.00 per share that would enable us to buy 10,000,000 shares, or such lesser number of shares that are properly tendered and not withdrawn. All shares accepted in the Dutch Auction tender offer were purchased by us at the same determined price per share regardless of whether the stockholder tendered at a lower price. The Tracinda Group and Mr. Kerkorian, our principal stockholders, did not participate in the Dutch Auction tender offer, nor did any members of our Board of Directors or any of our executive management.

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

Treasury Stock.    On July 26, 2002, we announced a share repurchase program authorizing the purchase of up to 10,000,000 million shares of our common stock. We intend to fund the repurchase program from available cash on hand. On November 12, 2003, our Board of Directors increased its authorization for our share repurchase program by an additional 2,500,000 shares, to a total of 12,500,000 shares. As of June 30, 2004, under the share repurchase program, we had repurchased 8,104,300 shares of common stock at an average price of $11.46 per share, for an aggregate cost of $92.9 million.

Bank Borrowings.    On April 26, 2004, we entered into a fourth amended and restated $2.4 billion credit facility with a syndicate of banks, which replaced the pre-existing $1.75 billion amended credit facility, consisting of a five-year $400.0 million revolving credit facility, a six-year $400.0 million term loan and a seven-year $1.6 billion term loan. The revolving facility and the $400.0 million term loan bear interest at 2.25 percent over the Adjusted LIBOR rate, as defined (3.73 percent at July 30, 2004) and the $1.6 billion term loan bears interest at 2.50 percent over the Adjusted LIBOR rate, as defined (3.98 percent at July 30, 2004).

Proceeds from the loans under the new credit facility were used to finance the payment of the $1.89 billion stockholder dividend and to refinance loans under the pre-existing revolving credit facility. The new revolving credit facility will be used for general corporate purposes.

As of July 30, 2004, the term loans under the amended credit facility had an outstanding balance of $2.0 billion. Scheduled amortization of the term loans is as follows (in millions):

2004	$16.2
2005	64.0
2006	64.0
2007	64.0
2008	64.0
2009	64.0
2010	164.0
2011	1,500.0

Total	$2,000.2

As of July 30, 2004, we had $365.0 million, including commercial letters of credit, available under our revolving facility. The revolving facility matures on April 30, 2009.

Our credit facility contains various covenants, including limitations on indebtedness, dividends and capital expenditures, and maintenance of certain financial ratios. Additionally, the credit facility requires mandatory prepayments under certain conditions. Restricted net assets of Metro-Goldwyn-Mayer Studios Inc. and Orion Pictures Corporation at June 30, 2004 are approximately $2.1 billion. Although we are in compliance with all terms of our credit facility, there can be no assurances that we will remain in compliance with such covenants or other conditions under our credit facility in the future.

Cash Provided by Operating Activities.    In the 2004 Period, cash provided by operating activities was $46.6 million compared to cash provided by operating activities of $159.5 million in the 2003 Period. Cash provided by operating activities included film and television production and distribution costs of $456.4 million in the 2004 Period as compared to $365.4 million in the 2003 Period.

Cash Used In Investing Activities.    In the 2004 Period, cash used in investing activities was $6.7 million, which included property and equipment purchases of $5.5 million and advances to affiliates of $2.9 million, partially offset by dividends received from equity investees of $1.7 million. In the 2003 Period, cash used in investing activities was $30.6 million, which included the purchase of short-term investments of $28.3 million, property and equipment purchases of $9.5 million and advances to affiliates of $2.8 million, partially offset by a cash dividend received from the Rainbow Media cable channels of $10.0 million.

Cash Used in Financing Activities.    In the 2004 Period, cash used in financing activities was $62.3 million, which included $1.89 billion for the payment of the stockholder dividend on May 17, 2004, $171.0 million for the Dutch Auction tender offer, $10.4 million for the acquisition of treasury shares under our share repurchase program and $19.4 million of financing fees paid for our new credit facilities, partially offset by $2.0 billion of net bank borrowings as well as $31.9 million collected from the issuance of equity securities to related parties. In the 2003 Period, cash used in financing activities was $50.3 million, which included the cost of acquisition of treasury stock of $49.8 million and repayments of borrowed funds of $0.5 million.

Commitments.    Future minimum annual commitments under bank and other debt agreements, non-cancelable operating leases, employment agreements, creative talent agreements and commercial letters of credit as of June 30, 2004 are as follows (in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total
Bank and other debt	$16,235	$64,000	$64,000	$64,000	$64,000	$1,728,000	$2,000,235
Operating leases	13,163	27,110	27,872	28,757	26,890	254,558	378,350
Employment agreements	23,895	27,621	12,056	1,067	—	—	64,639
Creative talent agreements	44,521	15,255	2,065	12	—	—	61,853
Letters of credit	20,038	—	—	—	—	—	20,038

Total	$117,852	$133,986	$105,993	$93,836	$90,890	$1,982,558	$2,525,115

We do not expect our obligations for property and equipment expenditures, including the purchase of computer systems and equipment and leasehold improvements, to exceed $35.0 million per year.

We are obligated to fund 50 percent of the expenses of MGM Networks Latin America up to a maximum of $25.25 million. We have funded $24.8 million under such obligation as of June 30, 2004. Although historically MGM Latin America has incurred losses from operations, we have not provided any additional cash funding to the joint venture since 2002. Based on MGM Latin America’s current business plan, the joint venture is expected to remain cash self-sustaining into the foreseeable future, unless business conditions change. At this time, we are not forecasting any additional cash commitment to MGM Latin America. Additionally, we have analyzed the recoverability of our investment in MGM Latin America based on a discounted future cash flow model and have determined that no write-down is necessary.

We are committed to fund our share of the operating expenses of certain joint ventures, as required. These joint ventures include Movielink, LLC, a joint venture established to create an on-demand movie service via digital delivery for broadband internet users in the United States in which we own a 20 percent ownership interest with four other major studios, as well a one-seventh ownership interest we hold in NDC, LLC, a partnership created with six other major studios to develop and deploy digital cinema technology and equipment in theatres. We are obligated to fund $30.0 million to Movielink for our share of the venture’s operating expenses over a five year term ending in August 2006. As of June 30, 2004, we have funded $17.8 million of this commitment. As of June 30, 2004, we have funded $1.0 million regarding our interest in NDC, LLC, and under certain circumstances may be required to contribute additional capital of up to $0.1 million. As of June 30, 2004, we have no significant future cash funding requirements to any of our cable channel joint ventures.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of interest rate changes as a result of our variable rate long-term debt. Historically, we have entered into interest rate swap agreements whereby we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate amounts calculated by reference to an agreed notional principal amount. As of July 30, 2004, the outstanding balance of $2.015 billion under our amended credit facility was exposed to interest rate risk. Our amended credit facility requires that within 180 days after April 26, 2004 we enter into interest rate swaps or other appropriate hedging arrangements to convert to fixed rate or otherwise limit the floating rate interest rate risk on at least 33 1/3% of term loans outstanding for a period of not less than three years. As of July 30, 2004, we had not entered into any such arrangements. We will continue to evaluate strategies to manage the impact of interest rate changes on earnings and cash flows.

We are subject to market risks resulting from fluctuations in foreign currency exchange rates because approximately 25 percent of our revenues are denominated, and we incur certain operating and production costs, in foreign currencies. In certain instances, we enter into foreign currency exchange contracts in order to reduce exposure to changes in foreign currency exchange rates that affect the value of our firm commitments and certain anticipated foreign currency cash flows. We currently intend to continue to enter into such contracts to hedge against future material foreign currency exchange rate risks. The following table provides information about our foreign currency forward contracts outstanding at June 30, 2004 (in thousands, except spot and forward rates):

	Amounts Scheduled for Maturity for the Year Ended December 31, 2004	Estimated Fair Value at June 30, 2004
Foreign Currency Forward Contracts:
Contract amount (receive CAD, pay $US)	$21,538	$(98)
Spot rate	1.333
Forward rate	1.327
Contract amount (receive EUR, pay $US)	$4,244	$51
Spot rate	1.220
Forward rate	1.204
Contract amount (receive CZK, pay $US)	$1,532	$11
Spot rate	26.198
Forward rate	26.409
Contract amount (receive $US, pay AUD)	$1	$—
Spot rate	0.699
Forward rate	0.697

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

As of June 30, 2004, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

PART II.     OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on June 29, 2004, two proposals were submitted to the Company’s stockholders. The Company nominees for directors were elected and the other proposal was approved. A brief description of these proposals and the results of the voting are as follows:

Proposal One—Election of twelve directors to serve until the next Annual Meeting of Stockholders

Nominee	Votes For	Votes Withheld
James D. Aljian	215,578,420	8,102,730
Willie D. Davis	214,792,716	8,888,434
Alexander M. Haig, Jr.	213,450,608	10,230,542
Michael R. Gleason	213,483,588	10,197,562
Kirk Kerkorian	213,441,270	10,239,880
Frank G. Mancuso	213,510,551	10,170,599
Christopher J. McGurk	213,506,552	10,174,598
A. N. “Andy” Mosich	221,662,394	2,018,756
Priscilla Presley	219,744,293	3,936,857
Henry D. Winterstern	222,556,939	1,124,211
Alex Yemenidjian	213,526,257	10,154,893
Jerome B. York	221,667,511	2,013,639

Proposal Two—Ratification of appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2004

Voting Results
For Vote	222,373,475
Against Vote	1,188,477
Abstain Vote	119,198
Broker Non-Vote	0

Item 5.    Other Information

In February 1980, our predecessor-in-interest granted to a predecessor-in-interest of MGM MIRAGE an exclusive open-ended royalty-free license to use the trademark MGM, as well as certain stylized lion depictions, in its resort hotel and/or gaming businesses and other businesses not related to filmed entertainment. This license was amended in 1998. In June 2000, the license was further amended to allow MGM MIRAGE to use the trademark MGM in combination with the trademark MIRAGE to the same extent that it was permitted theretofore with regard to the MGM Grand trademark. In consideration of this further grant of rights, MGM MIRAGE agreed to pay an annual license fee of $1.0 million. MGM MIRAGE paid us $1.0 million (in advance) in June 2000, $1.0 million in July 2001, $1.0 million in July 2002, and $1.0 million in July 2003. In May of 2004, we entered into a Trademark Coexistence and Assignment Agreement with MGM MIRAGE whereby the MGM Grand trademarks were assigned to MGM MIRAGE in exchange for a broadening of the category of goods and services for which MGM has exclusivity with regard to the use of the trademark MGM (and derivatives thereof). This agreement replaces and supersedes the above-named license (as amended), but maintains (in a separate license agreement) all of the terms and conditions (including the $1.0 million annual payment) of the June 2000 amendment regarding the use by MGM MIRAGE of the trademark MGM in combination with the trademark MIRAGE. MGM MIRAGE paid us $1.0 million on June 30, 2004 in accordance with the provisions of this new License Agreement.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.	Document Description
10.1	Restatement IV of Credit Agreement dated as of April 26, 2004 among Metro-Goldwyn-Mayer Studios Inc., The Lenders Party Hereto, The L/C Issuers Party Hereto and Bank of America, N.A., as Agent*

31.1	Certification of CEO of Period Report Pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e)

31.2	Certification of CFO of Period Report Pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e)

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

Period or Date Filed	Relating to

Dated and Filed May 5, 2004	Item 5. Other Events Item 7. Financial Statements and Exhibits

Dated May 17, 2004 and Filed May 18, 2004	Item 5. Other Events Item 7. Financial Statements and Exhibits

Dated and Filed July 29, 2004	Item 7. Financial Statements and Exhibits Item 12. Results of Operations and Financial Condition

*	without schedules

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 2, 2004	METRO-GOLDWYN-MAYER INC.

	By:	/s/ ALEX YEMENIDJIAN
Alex Yemenidjian Chairman of the Board of Directors and Chief Executive Officer

	By:	/s/ DANIEL J. TAYLOR
Daniel J. Taylor Senior Executive Vice President and Chief Financial Officer