Form 10-Q
period 2004-09-30
METRO-GOLDWYN-MAYER INC
filed 2004-10-28
CIK 1026816

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

The number of shares of the Registrant’s common stock outstanding as of October 27, 2004 was 238,238,371.

METRO-GOLDWYN-MAYER INC.

FORM 10-Q

September 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

METRO-GOLDWYN-MAYER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash and cash equivalents	$70,997	$61,894
Accounts and contracts receivable (net of allowance for doubtful accounts of $29,317 and $46,671, respectively)	537,188	615,907
Film and television costs, net	1,853,696	1,788,225
Investments in and advances to affiliates	23,180	24,050
Property and equipment, net	66,260	68,657
Goodwill	516,706	516,706
Restricted cash	150,111	—
Other assets	41,691	31,132

	$3,259,829	$3,106,571

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Bank and other debt	$2,000,119	$813
Accounts payable and accrued liabilities	232,385	234,397
Accrued participants’ share	298,801	320,347
Income taxes payable	35,444	37,129
Advances and deferred revenues	91,284	72,908
Merger deposit	150,111	—
Other liabilities	190,097	112,606

Total liabilities	2,998,241	778,200

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 500,000,000 shares authorized, 251,960,505 shares issued	2,520	2,520
Additional paid-in capital	2,051,634	3,915,777
Deficit	(1,575,236)	(1,507,573)
Accumulated other comprehensive income	2,662	2,046
Less: treasury stock, at cost, 14,131,923 and 7,347,530 shares, respectively	(219,992)	(84,399)

Total stockholders’ equity	261,588	2,328,371

	$3,259,829	$3,106,571

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

METRO-GOLDWYN-MAYER INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$401,292	$457,051	$1,271,395	$1,339,944

Expenses:
Operating	210,181	221,856	638,862	722,264
Selling, general and administrative	190,714	245,102	637,542	674,877
Depreciation	3,924	3,476	11,093	13,728

Total expenses	404,819	470,434	1,287,497	1,410,869

Operating loss	(3,527)	(13,383)	(16,102)	(70,925)

Other income (expense):
Write-down on investment in cable channels	—	—	—	(93,059)
Equity in net earnings (losses) of affiliates	(1,556)	(684)	(3,369)	595
Interest expense, net of amounts capitalized	(19,876)	(14,744)	(41,715)	(51,556)
Interest and other income, net	1,652	5,010	5,641	11,387
Other non-recurring costs	(3,785)	(5,099)	(4,958)	(5,099)

Total other expenses	(23,565)	(15,517)	(44,401)	(137,732)

Loss before benefit (provision) for income taxes	(27,092)	(28,900)	(60,503)	(208,657)
Income tax benefit (provision)	365	(3,713)	(7,160)	(13,357)

Net loss	$(26,727)	$(32,613)	$(67,663)	$(222,014)

Loss per share:
Basic and diluted	$(0.11)	$(0.13)	$(0.29)	$(0.90)

Weighted average number of common shares outstanding:
Basic and diluted	237,298,809	244,526,208	236,969,940	245,919,877

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

METRO-GOLDWYN-MAYER INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Preferred Stock		Common Stock		Add’l Paid-in Capital	Deficit	Comprehensive Income (Loss)	Accum. Other Comprehensive Income (Loss)	Less: Treasury Stock	Total Stockholders’ Equity
	No. of Shares	Par Value	No. of Shares	Par Value
Balance December 31, 2003	—	$—	251,960,505	$2,520	$3,915,777	$(1,507,573)	$—	$2,046	$(84,399)	$2,328,371
Payment of stockholder dividend	—	—	—	—	(1,892,983)	—	—	—	—	(1,892,983)
Acquisition of treasury stock, at cost	—	—	—	—	—	—	—	—	(181,370)	(181,370)
Common stock issued to directors, officers and employees, net	—	—	—	—	2,491	—	—	—	45,777	48,268
Adoption of SFAS No. 123	—	—	—	—	3,823	—	—	—	—	3,823
Stock-based employee compensation	—	—	—	—	22,526	—	—	—	—	22,526
Comprehensive income (loss):
Net loss	—	—	—	—	—	(67,663)	(67,663)	—	—	(67,663)
Unrealized loss on derivative instruments	—	—	—	—	—	—	(2,685)	(2,685)	—	(2,685)
Unrealized gain on securities	—	—	—	—	—	—	267	267	—	267
Change in unfunded pension obligation	—	—	—	—	—	—	452	452	—	452
Foreign currency translation adjustments	—	—	—	—	—	—	2,582	2,582	—	2,582

Comprehensive loss	—	—	—	—	—	—	(67,047)	—	—

Balance September 30, 2004 (unaudited)	—	$—	251,960,505	$2,520	$2,051,634	$(1,575,236)	$—	$2,662	$(219,992)	$261,588

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these consolidated statements.

METRO-GOLDWYN-MAYER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Net cash provided by operating activities	$73,481	$180,552

Investing activities:
Proceeds received on sale of cable investments	—	254,750
Dividends received	1,961	10,000
Sale of short-term investments	—	4,460
Additions to property and equipment	(8,772)	(14,429)
Investment in and advances to affiliates	(4,469)	(3,927)

Net cash (used in) provided by investing activities	(11,280)	250,854

Financing activities:
Additions to borrowed funds	2,201,000	—
Dividend paid	(1,892,983)	—
Net proceeds from issuance of common stock to related parties	41,114	100
Acquisition of treasury stock	(181,370)	(49,785)
Repayments of borrowed funds	(201,547)	(881)
Financing fees	(19,394)	—

Net cash used in financing activities	(53,180)	(50,566)

Net change in cash and cash equivalents from operating, investing and financing activities	9,021	380,840
Net increase in cash due to foreign currency fluctuations	82	165

Net change in cash and cash equivalents	9,103	381,005
Cash and cash equivalents at beginning of the year	61,894	593,131

Cash and cash equivalents at end of the period	$70,997	$974,136

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

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

Earnings Per Share. The Company computes earnings per share in accordance with SFAS No. 128, “Earnings Per Share” (“EPS”). The weighted average number of shares used in computing basic and diluted earnings or loss per share was 237,298,809 and 236,969,940 in the quarter and nine months ended September 30, 2004, respectively, and 244,526,208 and 245,919,877 in the quarter and nine months ended September 30, 2003, respectively. Dilutive securities of 6,987,888 and 5,465,391 in the quarter and nine months ended September 30, 2004, respectively, and 137,391 and 55,657 in the quarter and nine months ended September 30, 2003, respectively, are not included in the calculation of diluted EPS because they are antidilutive. Additionally, potentially dilutive securities of 8,791,483 and 9,433,796 in the quarter and nine months ended September 30, 2004, respectively, and 30,155,470 in each of the quarter and nine months ended September 30, 2003, respectively, have not been included in the calculation of diluted EPS because their exercise prices are greater than the average market price of the Company’s common stock during the periods.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss	$(26,727)	$(32,613)	$(67,663)	$(222,014)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	121	1,139	(2,685)	15,032
Unrealized gain on securities	56	1,084	267	648
Change in unfunded pension plan obligation	—	—	452	—
Cumulative foreign currency translation adjustments	2,567	45	2,582	169

Total comprehensive loss	$(23,983)	$(30,345)	$(67,047)	$(206,165)

Components of accumulated other comprehensive income (loss) are shown below (in thousands):

	Unrealized Gain (Loss) on Derivative Instruments	Unrealized Gain on Securities	Unfunded Pension Plan Obligation	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2003	2,770	521	(4,350)	3,105	2,046
Current period change	(2,685)	267	452	2,582	616

Balance at September 30, 2004	$85	$788	$(3,898)	$5,687	$2,662

Stock-Based Compensation. On January 1, 2004, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Under the modified prospective method of adoption selected by the Company under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” stock-based employee compensation expense recognized in 2004 is the same as that which would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied to all awards from its original effective date. During the quarter and nine months ended September 30, 2004, the Company recorded compensation expense of $8,016,000 and $22,526,000 regarding its employee stock incentive plan, which has been included in selling, general and administrative expenses in the consolidated statement of operations.

Prior to January 1, 2004, the Company applied Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued to Employees,” and related interpretations in accounting for its stock incentive plan. Had

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation cost for the plan been determined consistent with the fair value recognition provisions of SFAS No. 123 in each period, the Company’s net loss and loss per share would have been the following pro forma amounts (in thousands, except per share data, unaudited):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss:
As reported	$(26,727)	$(32,613)	$(67,663)	$(222,014)
Add: Stock-based compensation included in reported net loss, net of tax effect	8,016	—	22,526	—
Deduct: Stock-based compensation, net of tax effect	(8,016)	(11,824)	(22,526)	(31,650)

Pro forma	$(26,727)	$(44,437)	$(67,663)	$(253,664)

Basic and diluted loss per share:
As reported	$(0.11)	$(0.13)	$(0.29)	$(0.90)
Add: Stock-based compensation included in reported net loss, net of tax effect	0.03	—	0.10	—
Deduct: Stock-based compensation, net of tax effect	(0.03)	(0.05)	(0.10)	(0.13)

Pro forma	$(0.11)	$(0.18)	$(0.29)	$(1.03)

The fair value of option grants issued prior to January 1, 2004 were estimated using the Black-Scholes model and the fair value of option grants issued in 2004 were estimated using a binomial model. The weighted average fair value of stock options granted in the quarter and nine months ended September 30, 2004 was $4.93 and $7.00, respectively, and was $6.69 and $5.08 in the quarter and nine months ended September 30, 2003, respectively. The fair values were determined using the following assumptions: the dividend yield was 0 percent in all periods, and expected volatility was 43.2 percent and 44.8 percent for the quarter and nine months ended September 30, 2004, respectively, and expected volatility was 51.5 percent and 52.5 percent for the quarter and nine months ended September 30, 2003, respectively. The weighted average expected life was 5.0 years in all periods, and the weighted average assumed risk-free interest rate was 3.5 percent and 3.6 percent for the quarter and nine months ended September 30, 2004, respectively, and 3.1 percent and 2.7 percent for the quarter and nine months ended September 30, 2003, respectively.

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

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of September 30, 2004, the Company has paid $54,844,000 of the severance and other related costs. In January and February 2002, in accordance with certain agreements with the Company’s former Chairman and Vice Chairman, $16,964,000 of the severance and related costs were converted into 863,499 shares of common stock of the Company. The remaining unpaid severance at September 30, 2004 consists of 1,745,680 unexercised stock options held by the Company’s former Chairman. On January 1, 2004, upon adoption of the fair value recognition provisions of SFAS No. 123, such amount was transferred to additional paid-in capital.

Note 3—Film and Television Costs

Film and television costs, net of amortization, are summarized as follows (in thousands):

	September 30, 2004	December 31, 2003
Theatrical productions:
Released	$4,584,259	$4,339,193
Less: accumulated amortization	(3,259,623)	(2,994,401)

Released, net	1,324,636	1,344,792
Completed not released	2,877	6,724
In production	227,167	170,514
In development	43,146	34,317

Subtotal: theatrical productions	1,597,826	1,556,347

Television programming:
Released	1,135,326	1,044,399
Less: accumulated amortization	(908,848)	(831,127)

Released, net	226,478	213,272
In production	28,246	17,902
In development	1,146	704

Subtotal: television programming	255,870	231,878

	$1,853,696	$1,788,225

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest costs capitalized to theatrical productions were $2,084,000 and $4,848,000 during the quarter and nine months ended September 30, 2004, respectively, and were $1,248,000 and $6,422,000 during the quarter and nine months ended September 30, 2003, respectively.

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

Summarized financial information for the Cable Channels (including Bravo through December 5, 2002) for the quarter ended March 31, 2003, were as follows (in thousands):

Revenues, net	$128,561
Operating income	$36,414
Net income	$33,751

On April 30, 2004, MGM Domestic Television Distribution, Inc., a wholly-owned subsidiary of the Company, and NBC Enterprises Inc. (“NBC”) agreed to terminate their joint venture, MGM-NBC Media Sales, LLC (the “Joint Venture”), effective on September 30, 2004. The Joint Venture was formed in February 2002 to act as an agent to sell barter advertising spots received by the Company and NBC as full or partial consideration from the licensing of feature film and television programming product in the domestic television syndication market. Upon termination of the Joint Venture, the Company assumed the sale of advertising spots for its programming in the domestic television syndication market.

Note 5—Property and Equipment

Property and equipment are summarized as follows (in thousands):

	September 30, 2004	December 31, 2003
Leasehold improvements	$40,952	$39,359
Furniture, fixtures and equipment	100,280	93,182

	141,232	132,541
Less accumulated depreciation and amortization	(74,972)	(63,884)

	$66,260	$68,657

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Bank and Other Debt

Bank and other debt is summarized as follows (in thousands):

	September 30, 2004	December 31, 2003
Revolving Facility	$—	$—
Term Loans	2,000,000	—
Capitalized lease obligations and other borrowings	119	813

	$2,000,119	$813

Credit Facilities. On April 26, 2004, the Company, through its subsidiary MGM Studios, entered into a fourth amended and restated credit facility with a syndicate of banks (the “2004 Credit Facility”) aggregating $2.4 billion, consisting of a five-year $400,000,000 revolving credit facility (the “Revolving Facility”), a six-year $400,000,000 term loan (“Term A Facility”) and a seven-year $1.6 billion term loan (“Term B Facility”) (collectively, the “Term Loans”), which replaced the pre-existing $1.75 billion amended credit facility. The Revolving Facility and Term A Facility bear interest at 2.25 percent over the Adjusted LIBOR rate, as defined (4.23 percent at September 30, 2004), and the Term B Loan bears interest at 2.50 percent over the Adjusted LIBOR rate, as defined (4.48 percent at September 30, 2004). The Revolving Facility matures on April 30, 2009. The Company incurred approximately $19,400,000 in fees and other costs associated with the refinancing of the credit facility.

Proceeds from the loans under the 2004 Credit Facility were used to finance the payment of a $1.89 billion special one-time cash dividend to stockholders on May 17, 2004 (see Note 8), to refinance loans existing under the previous credit facility and for general corporate purposes.

In connection with the refinancing of the prior credit facility, the Company wrote-off deferred loan fees of $6,859,000 in the nine months ending September 30, 2004.

The Company’s borrowings under the 2004 Credit Facility are secured by substantially all the assets of the Company, with the exception of the copyrights in the James Bond series of motion pictures. The 2004 Credit Facility contains various covenants, including limitations on indebtedness, dividends and capital expenditures, and maintenance of certain financial ratios. The 2004 Credit Facility limits the amount of the investment in MGM which may be made by MGM Studios and Orion, both of which are wholly-owned subsidiaries, in the form of loans or advances, or purchases of capital stock of MGM, from the date of the agreement up to a maximum aggregate amount of $75,000,000, which amount can be increased under certain circumstances. Such covenant does not preclude MGM from using its own resources to purchase its capital stock. As of September 30, 2004, $4,958,000 was loaned to MGM by MGM Studios. Restricted net assets of MGM Studios and Orion at September 30, 2004 are approximately $2.3 billion. As of September 30, 2004, the Company was in compliance with all applicable covenants.

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

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

currency exchange forward contracts in order to reduce exposure to changes in foreign currency exchange rates that affect the value of the Company’s firm commitments and certain anticipated foreign currency cash flows. The Company currently intends to continue to enter into such contracts to hedge against future material foreign currency exchange rate risks.

As of September 30, 2004, the Company has outstanding foreign currency forward contracts aggregating Canadian $2,500,000. As of September 30, 2004, the Company was entitled to receive approximately $85,000 if all such foreign currency forward contracts were terminated. As of December 31, 2003, the Company had outstanding foreign currency forward contracts aggregating Canadian $26,100,000 and British pounds 8,100,000. As of December 31, 2003, the Company was entitled to receive approximately $2,770,000 if all such foreign currency forward contracts were terminated. The market value of the foreign currency forward contracts as of September 30, 2004 and December 31, 2003 have been included in other assets and, with respect to qualified hedged instruments, in accumulated other comprehensive income (loss).

Note 8—Stockholders’ Equity

Stockholder Dividend. On April 26, 2004, the Company declared a special one-time cash dividend of $8.00 per share to stockholders of record on May 7, 2004, which was paid on May 17, 2004. The cash dividend, aggregating approximately $1.89 billion, was financed by borrowings under the 2004 Credit Facility (see Note 6).

Pursuant to the provisions of the Amended and Restated 1996 Stock Incentive Plan (the “Plan”), the Compensation Committee of the Board of Directors of the Company has adjusted the outstanding stock options issued on or before May 17, 2004 under the Plan such that following the payment of the one-time cash dividend to stockholders, each option holder shall receive upon exercise, in addition to the shares of common stock otherwise obtainable, a cash amount of $8.00 per share.

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

The Dutch Auction Tender Offer expired on January 15, 2004. Pursuant to the Dutch Auction Tender Offer, the Company purchased 10,000,000 shares of its common stock at a purchase price of $17.00 per share, or an aggregate amount of $170,000,000, plus offering expenses of approximately $1,000,000. The Dutch Auction Tender Offer was financed primarily from available cash on hand, net cash flow provided by operating activities and borrowings under the Revolving Facility. Currently, Mr. Kerkorian and the Tracinda Group together own approximately 73 percent of the Company’s outstanding common stock (the Tracinda Group individually holds approximately 69 percent of the Company’s outstanding common stock).

Treasury Stock. On July 26, 2002, the Company announced a share repurchase program authorizing the Company to purchase up to 10,000,000 shares of its common stock. The Company has funded the repurchase program from available cash on hand. On November 12, 2003, the Board of Directors of the Company increased

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

its authorization for the Company’s share repurchase program by an additional 2,500,000 shares, to a total of 12,500,000 shares. As of September 30, 2004, under the share repurchase program, the Company had repurchased 8,104,300 shares of common stock, at an average price of $11.46 per share, for an aggregate cost of $92,890,000. During the quarter and nine months ended September 30, 2004, the Company issued 1,428,885 and 3,831,907 shares of common stock, respectively, from treasury valued at $10,368,000 and $48,268,000, respectively, for directors, officers and employees. During the quarter and nine months ended September 30, 2003, the Company issued 92,951 and 303,837 shares of common stock, respectively, from treasury valued at $1,225,000 and $3,558,000, respectively, for directors, officers and employees.

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

Pension cost includes the following components (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Service cost	$—	$—	$—	$—
Interest cost on projected benefit obligation	293	286	885	859
Expected return on plan assets	(253)	(221)	(758)	(663)
Net amortization and deferral	67	48	199	143

Net periodic pension cost	$107	$113	$326	$339

The unrecognized net asset is being amortized over the estimated remaining service life of 19.4 years. Domestic pension benefits and expense were determined under the entry age actuarial cost method.

The Company has not made any contribution to the pension plan in the nine months ended September 30, 2004. No contribution to the pension plan in 2004 is required based on the most recent actuarial report. However, under certain conditions including a partial termination of the plan, the Company would be required to fund the plan to a level of 110 percent of the Pension Benefit Guaranty Corporation minimum requirement, which would require a contribution in 2004 of up to approximately $6,700,000 depending on the return on plan assets.

A significant number of the Company’s production employees are covered by union sponsored, collectively bargained multi-employer pension plans. The Company contributed approximately $4,903,000 and $13,389,000, respectively, for such plans for the quarter and nine months ended September 30, 2004, respectively, and $4,036,000 and $11,303,000 for the quarter and nine months ended September 30, 2003, respectively. Information from the plans’ administrators is not sufficient to permit the Company to determine its share of unfunded vested benefits, if any.

The Company also provides each of its employees, including its officers, who have completed one year of service with the Company the opportunity to participate in the MGM Savings Plan (the “Savings Plan”). The Company contributed approximately $1,082,000 and $3,817,000, respectively, in shares of the Company’s common stock to the Savings Plan in the quarter and nine months ended September 30, 2004, and $1,100,000 and $3,262,000 was contributed to the Savings Plan in the quarter and nine months ended September 30, 2003, respectively.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Feature films	$320,970	$385,536	$1,077,245	$1,169,092
Television programming	69,485	62,445	160,561	144,122
Cable channels	12,398	10,741	37,378	49,488
Other	8,729	7,985	28,171	23,988

Subtotal	411,582	466,707	1,303,355	1,386,690
Less: unconsolidated companies	(10,290)	(9,656)	(31,960)	(46,746)

Consolidated revenues	$401,292	$457,051	$1,271,395	$1,339,944

Segment income (loss):
Feature films	$22,382	$9,011	$81,867	$8,853
Television programming	15,573	16,357	26,162	17,018
Cable channels	(1,035)	(613)	(1,556)	940
Other	4,119	1,803	14,811	12,430

Subtotal	41,039	26,558	121,284	39,241
Less: unconsolidated companies	1,555	684	3,368	(595)

Consolidated segment income	$42,594	$27,242	$124,652	$38,646

The following table presents the details of other operating segment income:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Licensing and merchandising	$1,779	$2,502	$4,816	$4,897
Interactive media	1,158	847	3,177	3,221
Music	876	819	6,321	4,408
Other	306	(2,365)	497	(96)

	$4,119	$1,803	$14,811	$12,430

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of reportable segment loss to loss from operations before provision for income taxes:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Segment income	$42,594	$27,242	$124,652	$38,646
General and administrative expenses	(42,197)	(37,149)	(129,661)	(95,843)
Depreciation	(3,924)	(3,476)	(11,093)	(13,728)

Operating loss	(3,527)	(13,383)	(16,102)	(70,925)
Write-down of investment in cable channels	—	—	—	(93,059)
Equity in net earnings (losses) of affiliates	(1,556)	(684)	(3,369)	595
Interest expense, net of amounts capitalized	(19,876)	(14,744)	(41,715)	(51,556)
Interest and other income	1,652	5,010	5,641	11,387
Other non-recurring costs	(3,785)	(5,099)	(4,958)	(5,099)

Loss before benefit (provision) for income taxes	$(27,092)	$(28,900)	$(60,503)	$(208,657)

The following is a reconciliation of the change in reportable segment assets:

	December 31, 2003	Increase (Decrease)	September 30, 2004
Feature films	$2,595,706	$(30,379)	$2,565,327
Television programs	405,140	18,805	423,945
Cable channels	24,702	(1,095)	23,607
Other	4,389	(1,998)	2,391

Total reportable segment assets	$3,029,937	$(14,667)	$3,015,270

The following is a reconciliation of reportable segment assets to consolidated total assets:

	September 30, 2004	December 31, 2003
Total assets for reportable segments	$3,015,270	$3,029,937
Other unallocated amounts (principally cash)	244,559	76,634

Consolidated total assets	$3,259,829	$3,106,571

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

The Company has provided an accrual for pending litigation as of September 30, 2004 in accordance with SFAS No. 5, “Accounting for Contingencies.” In the opinion of Company management, any liability under pending litigation is not expected to be material in relation to the Company’s financial condition or results of operations.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contractual Commitments. Effective February 1, 2000, the Company entered into an International Home Video Subdistribution Services Agreement between Metro-Goldwyn-Mayer Home Entertainment LLC (“MGMHE”) and Twentieth Century Fox Home Entertainment, Inc. (“Fox Home Entertainment”), pursuant to which Fox Home Entertainment provides distribution services for the Company’s films in the international home video market. On June 24, 2003, MGMHE gave notice to Fox Home Entertainment of its intent to terminate the agreement as of January 31, 2004 as permitted under the agreement. Effective February 1, 2004, MGMHE and Fox Home Entertainment have entered into an amended agreement (the “Amended Agreement”) under which Fox Home Entertainment will continue to perform sub-distribution services in certain territories. All termination payments required under the Amended Agreement were paid by the Company during the nine months ended September 30, 2004. Under the terms of the Amended Agreement, the Company pays Fox Home Entertainment a distribution fee based on gross receipts, as defined.

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

Note 12—Supplementary Cash Flow Information

The Company paid interest, net of capitalized interest, of $31,436,000 and $50,074,000 during the nine months ended September 30, 2004 and 2003, respectively. The Company paid income taxes of $8,491,000 and $11,078,000 during the nine months ended September 30, 2004 and 2003, respectively.

During the nine months ended September 30, 2003, property and equipment additions include a non-cash addition for tenant improvements of $17,082,000 paid by the landlord of our new corporate headquarters in Los Angeles, California. A corresponding liability was established and is being amortized over the life of the lease as a reduction of rent expense.

Note 13—Agreement and Plan of Merger

On September 23, 2004, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with LOC Acquisition Company, a Delaware corporation owned by a consortium including Sony Corporation of America (“Sony”), Comcast Studio Investments, Inc., and affiliates of Providence Equity Partners Inc., Texas Pacific Group and DLJ Merchant Banking Partners. Under the Merger Agreement, the consortium would acquire the Company for $12.00 in cash per share of common stock of the Company plus the assumption of the Company’s debt. Completion of the merger is subject to the approval of Company stockholders, various regulatory approvals and customary closing conditions. JP Morgan Chase and Credit Suisse First Boston have

METRO-GOLDWYN-MAYER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

committed to provide the consortium with up to $4.25 billion of senior debt financing. The consortium’s obligation to acquire the Company is conditioned upon consummation of the debt financing on the terms set forth in the commitment letters delivered by JP Morgan Chase and Credit Suisse First Boston or substitute financing which, if the debt financing commitments become unavailable, the consortium is obligated to use its reasonable best efforts to obtain. Tracinda Corporation and 250 Rodeo, Inc., holders of approximately 69 percent of the outstanding common stock of the Company, have entered into an agreement with LOC Acquisition Company pursuant to which, among other things and subject to certain exceptions, Tracinda Corporation and 250 Rodeo agree to vote in favor of the transaction.

In connection with the Merger Agreement, the Company and Sony entered into a deposit agreement (the “Deposit Agreement”), dated as of September 13, 2004, as amended, pursuant to which Sony paid a $150,000,000 deposit to the Company. In addition, in connection with the Merger Agreement, the Company entered into an Indemnity Agreement with Tracinda Corporation, 250 Rodeo and Mr. Kerkorian pursuant to which the Company will indemnify Tracinda Corporation, 250 Rodeo and Mr. Kerkorian against certain liabilities relating to the transactions contemplated by the Merger Agreement.

Under the Deposit Agreement, the Company must return the deposit to Sony at the effective time of the merger. Otherwise, the deposit is nonrefundable unless (1) the Merger Agreement is terminated under circumstances where the Company is required to pay a termination fee to LOC Acquisition Company; provided that if the Merger Agreement is terminated by LOC Acquisition Company because (a) the Company’s Board withdraws, or modifies in a manner adverse to LOC Acquisition Company, its recommendation that the Company’s stockholders adopt the merger agreement or recommends, approves or adopts an alternative takeover proposal, or (b) the Company fails to include in the proxy statement relating to the merger (or any amendment) the recommendation of the Company’s Board that the Company’s stockholders vote in favor of the merger, or (c) a third party commences a tender or exchange offer for the Company and the Company’s Board does not recommend rejection of the offer within ten business days or (d) the Company’s Board approves or recommends an alternative takeover proposal or approves or recommends that its stockholders tender their shares in any tender or exchange offer, the deposit is only refundable if the Company enters into a binding agreement with a third party with respect to an alternative takeover proposal within nine months of termination of the Merger Agreement; or (2) a court has determined that there has been material adverse effect with respect to the Company.

In addition, if LOC Acquisition Company terminates the Merger Agreement because the Company has breached any of its covenants such that the conditions to closing cannot be satisfied and there is a final binding judgment of a court that the Company willfully and materially breached the Merger Agreement (as to which all rights of appeal or other avenues of review have been exhausted or lapsed), then the amount of the deposit may be taken into account in determining any damages resulting from the Company’s willful and material breach.

The Merger Agreement is expected to close in 2005. However, there can be no assurance that any of the conditions to the merger, including the conditions within the control of the Company, will be satisfied or that the merger will be completed.

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

Recent Developments

Merger Agreement. On September 23, 2004, we entered into an Agreement and Plan of Merger with LOC Acquisition Company, a Delaware corporation owned by a consortium including Sony Corporation of America, Comcast Studio Investments, Inc., and affiliates of Providence Equity Partners Inc., Texas Pacific Group and DLJ Merchant Banking Partners. Under the agreement, the consortium would acquire MGM for $12.00 in cash per share of our common stock plus the assumption of our debt. Completion of the merger is subject to the approval of our stockholders, various regulatory approvals and customary closing conditions. JP Morgan Chase and Credit Suisse First Boston have committed to provide the consortium with up to $4.25 billion of senior debt financing. The consortium’s obligation to acquire MGM is conditioned upon consummation of the debt financing on the terms set forth in the commitment letters delivered by JP Morgan Chase and Credit Suisse First Boston or substitute financing which, if the debt financing commitments become unavailable, the consortium is obligated to use its reasonable best efforts to obtain. Tracinda Corporation and 250 Rodeo, Inc. holders of approximately 69 percent of our outstanding common stock, have entered into an agreement with LOC Acquisition Company pursuant to which, among other things and subject to certain exceptions, Tracinda Corporation and 250 Rodeo agree to vote in favor of the transaction.

In connection with the merger agreement, MGM and Sony entered into a Deposit Agreement, dated as of September 13, 2004, as amended, pursuant to which Sony paid a $150 million deposit to MGM. In addition, in connection with the merger agreement, we entered into an Indemnity Agreement with Tracinda Corporation, 250 Rodeo and of Kirk Kerkorian pursuant to which we will indemnify Tracinda Corporation, 250 Rodeo and Mr. Kerkorian against certain liabilities relating to the transactions contemplated by the merger agreement.

Under the Deposit Agreement, we must return the deposit to Sony at the effective time of the merger. Otherwise, the deposit is nonrefundable unless (1) the merger agreement is terminated under circumstances where we are required to pay a termination fee to LOC Acquisition Company; provided that if the merger agreement is terminated by LOC Acquisition Company because (a) our Board withdraws, or modifies in a manner adverse to LOC Acquisition Company, its recommendation that our stockholders adopt the merger agreement or recommends, approves or adopts an alternative takeover proposal, or (b) we fail to include in the proxy statement relating to the merger (or any amendment) the recommendation of our Board that our stockholders vote in favor of the merger, or (c) a third party commences a tender or exchange offer for MGM and our Board does not recommend rejection of the offer within ten business days or (d) our Board approves or recommends an alternative takeover proposal or approves or recommends that our stockholders tender their shares in any tender or exchange offer, the deposit is only refundable if we enter into a binding agreement with a third party with respect to an alternative takeover proposal within nine months of termination of the merger agreement; or (2) a court has determined that there has been material adverse effect with respect to MGM.

In addition, if LOC Acquisition Company terminates the merger agreement because we have breached any of our covenants such that the conditions to closing cannot be satisfied and there is a final binding judgment of a court that we willfully and materially breached the merger agreement (as to which all rights of appeal or other avenues of review have been exhausted or lapsed), then the amount of the deposit may be taken into account in determining any damages resulting from our willful and material breach.

The merger agreement is expected to close in 2005. However, there can be no assurance that any of the conditions to the merger, including the conditions within our control, will be satisfied or that the merger will be completed.

Stockholder Dividend. On April 26, 2004, we declared a special one-time cash dividend of $8.00 per share to stockholders of record on May 7, 2004, which was paid on May 17, 2004. The cash dividend, aggregating approximately $1.89 billion, was financed by borrowings under our new $2.4 billion credit facility (see “—Liquidity and Capital Resources—Bank Borrowings”).

Pursuant to the provisions of the Amended and Restated 1996 Stock Incentive Plan, the Compensation Committee of the Board of Directors has adjusted the outstanding stock options issued on or before May 17, 2004 under the plan such that following the payment of the one-time cash dividend to stockholders, each option holder shall receive upon exercise, in addition to the shares of common stock otherwise obtainable, a cash amount of $8.00 per share.

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

In connection with the refinancing of the prior credit facility, we wrote off deferred loan fees of $6.9 million in the nine months ending September 30, 2004.

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

The Dutch Auction tender offer expired on January 15, 2004. Pursuant to the Dutch Auction tender offer, we purchased 10,000,000 shares of our common stock at an average purchase price of $17.00 per share, or an aggregate amount of $170.0 million, plus offering expenses of approximately $1.0 million. The Dutch Auction tender offer was financed primarily from available cash on hand, net cash flow provided by operating activities and borrowings under the revolving credit facility. See “—Liquidity and Capital Resources.” Currently, Mr. Kerkorian and the Tracinda Group together own approximately 73 percent of our outstanding common stock.

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

Termination of MGM-NBC Media Sales Joint Venture. On April 30, 2004, MGM Domestic Television Distribution, Inc. and NBC Enterprises Inc. agreed to terminate their joint venture, MGM-NBC Media Sales, LLC, effective on September 30, 2004. The joint venture was formed in February 2002 to act as an agent to sell barter advertising spots received by us and NBC as full or partial consideration from the licensing of feature film and television programming product in the domestic television syndication market. Upon termination of the joint venture, we assumed the sale of advertising spots for our programming in the domestic television syndication market.

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

Advertising and other promotional costs are included in selling, general and administrative expenses. The Company includes the cost of duplicating prints, which is a physical product, in operating costs. However, the Company considers the costs of shipping the prints to customers to be a selling cost as it is part of the Company’s distribution activities, and categorizes such activities as selling costs together with advertising, marketing and other promotional costs. Shipping and handling costs of $20.9 million and $62.7 million for the quarter and nine months ended September 30, 2004, respectively, and $18.2 million and $51.2 million for the quarter and nine months ended September 30, 2003, respectively, have been included in selling, general and administrative expense in the consolidated statements of operations, respectively.

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

Collective Bargaining Agreements. The motion picture and television programs produced by MGM Studios, and the other major studios in the United States, generally employ actors, writers and directors who are members of the Screen Actors Guild, Writers Guild of America and Directors Guild of America, respectively, pursuant to industry-wide collective bargaining agreements. The collective bargaining agreement with the Writers Guild of America expired on May 1, 2004 and negotiations for a successor agreement were concluded on October 12, 2004, with a tentative agreement which, if ratified, will have a term from November 1, 2004, through October 31, 2007. The collective bargaining agreement with the Screen Actors Guild has been extended and expires on June 30, 2005. The Directors Guild of America collective bargaining agreement expires on June 30, 2005, however a new three-year agreement has been reached with a term through June 30, 2008. Many productions also employ members of a number of other labor organizations including, without limitation, the International Alliance of Theatrical and Stage Employees and the International Brotherhood of Teamsters. The collective bargaining agreement with Teamsters Local 399, which represents significant numbers of persons within the motion picture and television industry, expired on July 31, 2004 and a tentative agreement has been reached which, when ratified, will be for a three-year term. The collective bargaining agreement with the International Alliance of Theatrical and Stage Employees expires on July 31, 2006. A strike by one or more of the unions that provide personnel essential to the production of motion pictures or television programs could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time involved, could cause delay or interruption in our release of new motion pictures and television programs and thereby could adversely affect our cash flow and revenues. Our revenues from motion pictures and television programs in our library should not be affected and may partially offset the effects of a strike to the extent, if any, that television exhibitors buy more library product to compensate for interruption in their first-run programming.

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

On January 1, 2004, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Under the modified prospective method of adoption selected by us under the provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” stock-based employee compensation expense recognized in 2004 is the same as that which would have been recognized had the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 been applied to all awards from its original effective date. During the quarter and nine months ended September 30, 2004, the Company recorded compensation expense of $8.0 million and $22.5 million, respectively, regarding its employee stock incentive plan, which charge has been included in selling, general and administrative expenses in the consolidated statements of operations.

Results of Operations

The following table sets forth our reported operating results for the quarters and nine months ended September 30, 2004 and 2003 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Feature films	$320,970	$385,536	$1,077,245	$1,169,092
Television programs	69,485	62,445	160,561	144,122
Other	10,837	9,070	33,589	26,730

Total revenues	401,292	457,051	1,271,395	1,339,944

Operating income (loss):
Feature films	22,382	9,011	81,867	8,853
Television programs	15,573	16,357	26,162	17,018
Other	4,639	1,874	16,623	12,775
General and administration expenses	(42,197)	(37,149)	(129,661)	(95,843)
Depreciation	(3,924)	(3,476)	(11,093)	(13,728)

Operating loss	(3,527)	(13,383)	(16,102)	(70,925)
Write-down of investment in cable channels	—	—	—	(93,059)
Equity in net earnings (losses) of affiliates	(1,556)	(684)	(3,369)	595
Interest expense, net of amounts capitalized	(19,876)	(14,744)	(41,715)	(51,556)
Interest and other income	1,652	5,010	5,641	11,387
Other non-recurring costs	(3,785)	(5,099)	(4,958)	(5,099)

Loss before benefit (provision) for income taxes	(27,092)	(28,900)	(60,503)	(208,657)
Income tax benefit (provision)	365	(3,713)	(7,160)	(13,357)

Net loss	$(26,727)	$(32,613)	$(67,663)	$(222,014)

Overview

Quarter: In the quarter ended September 30, 2004 (the “2004 Quarter”), our revenues decreased $55.8 million, or 12 percent, to $401.3 million as compared to the quarter ended September 30, 2003 (the “2003 Quarter”). The decrease in revenues principally reflected lower theatrical revenues in the 2004 Quarter as we had one fewer film released on a wide theatrical basis than we had in the 2003 Quarter, as well as the overall performance of the film slate in the 2004 Quarter as compared to the 2003 Quarter. The decrease in theatrical revenues was partially offset by an increase in television licensing revenues.

Operating loss in the 2004 Quarter decreased to $3.5 million from an operating loss of $13.4 million in the 2003 Quarter, an improvement of $9.9 million. The improvement principally reflected decreased theatrical print and advertising costs, which were $73.1 million lower than in the 2003 Quarter as our film slate in the 2004 Quarter had lower releasing costs.

Additionally, in the 2004 Quarter, general and administrative expenses increased by $5.0 million, principally due to our adoption on January 1, 2004 of the fair value recognition provisions of employee stock option accounting.

Net loss in the 2004 Quarter decreased to $26.7 million, or $0.11 per share, from a net loss of $32.6 million, or $0.13 per share, in the 2003 Quarter, an improvement of $5.9 million. The decrease in net loss reflected the aforementioned improvement in operating margin as well as certain tax benefits realized due to a reduction in foreign tax withholding rates.

Nine Months: In the nine months ended September 30, 2004 (the “2004 Period”), our revenues decreased $68.5 million, or five percent, to $1,271.4 million as compared to the nine months ended September 30, 2003 (the “2003 Period”). The decrease in 2004 Period revenues reflected lower theatrical and home video revenues, principally due to the international theatrical and worldwide home video release of Die Another Day in the 2003 Period with no comparably performing film in the 2004 Period, partially offset by increased television licensing revenues.

Operating loss in the 2004 Period improved to $16.1 million from an operating loss of $70.9 million in the 2003 Period. The improvement of $54.8 million reflected increased profit margins, as the 2004 Period included higher television licensing revenues which carry lower distribution costs, as well as decreased theatrical print and advertising costs, which were $98.7 million lower than in the 2003 Period as the film slate in the 2004 Period had lower releasing costs. Other benefits included the performance of Stargate SG-1 in worldwide home video markets, as well as the collection of an insurance recovery of $6.1 million in the 2004 Period. Additionally, in the 2003 Period we incurred a charge associated with the settlement of negotiations with a third party distributor regarding the distribution of our product in the international home video markets. There were no comparable charges in the 2004 Period.

Feature film write-downs in the 2004 Period were $7.8 million as compared to write-downs of $6.5 million in the 2003 Period. Additionally, in the 2004 Period, bad debt charges increased by $17.3 million, principally due to the bankruptcy of a significant international television customer, and general and administrative expenses increased by $33.8 million principally due to our adoption on January 1, 2004 of the fair value recognition provisions of employee stock option accounting, as well as increased facilities expenses and professional fees.

Net loss in the 2004 Period improved to $67.7 million, or $0.29 per share, from a net loss of $222.0 million, or $0.90 per share, in the 2003 Period. In the 2003 Period, we incurred a write-down of $93.1 million on our investment in three cable channels, American Movie Classics, The Independent Film Channel and WE: Women’s Entertainment, which were sold in July 2003. In the 2004 Period, interest costs decreased by $9.8 million as we had higher average debt balances in the 2003 Period. The interest costs in the 2004 Period included the write-off of $6.9 million of deferred loan fees due to the refinancing of our credit facility in April 2004. Additionally, in the 2004 Period interest income decreased by $5.7 million due to lower invested cash balances.

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

The following table reconciles EBITDA to net loss for the quarters and nine months ended September 30, 2004 and 2003 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
EBITDA	$397	$(9,907)	$(5,009)	$(57,197)
Depreciation	(3,924)	(3,476)	(11,093)	(13,728)

Operating loss	(3,527)	(13,383)	(16,102)	(70,925)
Write-down of investment in cable channels	—	—	—	(93,059)
Equity in net earnings (losses) of affiliates	(1,556)	(684)	(3,369)	595
Interest expense, net of amounts capitalized	(19,876)	(14,744)	(41,715)	(51,556)
Interest and other income	1,652	5,010	5,641	11,387
Other non-recurring costs	(3,785)	(5,099)	(4,958)	(5,099)

Loss before benefit (provision) for income taxes	(27,092)	(28,900)	(60,503)	(208,657)
Income tax benefit (provision)	365	(3,713)	(7,160)	(13,357)

Net loss	$(26,727)	$(32,613)	$(67,663)	$(222,014)

See further details of operating changes under segments discussion below.

Feature Films

Consolidated feature films revenues and operating income (loss) are as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$320,970	$385,536	$1,077,245	$1,169,092
Operating income	$22,382	$9,011	$81,867	$8,853

Quarter Ended September 30, 2004 Compared to Quarter Ended September 30, 2003

Revenues. Feature film revenues decreased by $64.6 million, or 17 percent, to $321.0 million in the 2004 Quarter as compared to the 2003 Quarter.

Worldwide theatrical revenues decreased by $63.1 million, or 75 percent, to $20.7 million in the 2004 Quarter. Overall, in the 2004 Quarter, we released five new feature films domestically, of which three of the films were released on a limited distribution basis, and one film internationally, as compared to the release of three new feature films domestically and four films internationally in the 2003 Quarter. In the 2004 Quarter, our releases included Sleepover, De-Lovely and Wicker Park, as compared to the release of Legally Blonde 2: Red, White and Blonde, Uptown Girls and Jeepers Creepers 2 in the 2003 Quarter, which in the aggregate generated higher theatrical revenues than the releases in the 2004 Quarter.

Worldwide home video revenues decreased by $10.2 million, or five percent, to $204.5 million in the 2004 Quarter. In the 2004 Quarter, we released Walking Tall, Agent Cody Banks 2: Destination London, Soul Plane and Coffee and Cigarettes in the home video marketplace as compared to Agent Cody Banks, Bulletproof Monk and Bowling For Columbine, as well as significant international sales of Die Another Day, in the 2003 Quarter. In the 2004 Quarter, worldwide DVD sales increased to $185.9 million, an increase of three percent, from $180.4 million in the 2003 Quarter.

Worldwide pay television revenues from feature films increased by $2.9 million, or seven percent, to $46.0 million in the 2004 Quarter. In the 2004 Quarter, we delivered four new films to domestic pay television, Out of

Time, Uptown Girls, Jeepers Creepers 2 and Pieces of April. In the 2003 Quarter, we delivered five new films to domestic pay television, including Barbershop, Crocodile Hunter and Igby Goes Down. Network television revenues increased to $3.8 million in the 2004 Quarter, principally due to the delivery of Bandits, from $0.4 million in the 2003 Quarter. There were no comparable releases in the 2003 Quarter. Worldwide syndicated television revenues from feature films increased by $4.5 million, or 12 percent, to $43.5 million in the 2004 Quarter, principally due to the delivery of Heartbreakers and Rollerball to domestic basic cable. There were no comparable basic cable sales in the 2003 Quarter.

Other revenues decreased by $2.0 million in the 2004 Quarter, principally due to the timing of receipt of miscellaneous income and royalties.

Operating Results. Operating income from feature films increased by $13.4 million, or 148 percent, to $22.4 million in the 2004 Quarter. Although overall revenues decreased in the 2004 Quarter, we benefited from lower theatrical releasing costs associated with our film slate in the 2004 Quarter as compared to the film slate in the 2003 Quarter. Theatrical releasing costs in the 2004 Quarter were $73.1 million lower than in the 2003 Quarter. Additionally, television licensing revenues increased in the 2004 Quarter, which carry lower distribution costs.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Revenues. Feature film revenues decreased by $91.8 million, or eight percent, to $1,077.2 million in the 2004 Period as compared to the 2003 Period.

Worldwide theatrical revenues decreased by $79.2 million, or 45 percent, to $98.0 million in the 2004 Period. Domestically, we released 12 new films in the 2004 Period and 11 films in the 2003 Period. Internationally, we released six films in the 2004 Period as compared to seven films in the 2003 Period. In the 2004 Period, we released Barbershop 2: Back In Business, Walking Tall, Soul Plane, Agent Cody Banks 2: Destination London, Wicker Park, Sleepover, De-Lovely and Saved, as well as Osama, Coffee and Cigarettes, Code 46 and Yes Men in limited release. In the 2003 Period, we generated higher theatrical revenues from the continued successful worldwide theatrical release of Die Another Day as well as the new releases Legally Blonde 2: Red, White and Blonde, Uptown Girls, Jeepers Creepers 2 and Agent Cody Banks. Additionally, in 2003 we released Bulletproof Monk, It Runs In The Family, A Guy Thing and Dark Blue, as well as Together, City of Ghosts and Assassination Tango on a limited basis.

Worldwide home video revenues decreased by $75.2 million, or ten percent, to $663.9 million in the 2004 Period. In the 2004 Period, we released Barbershop 2: Back In Business, Out of Time, Walking Tall, Uptown Girls, Good Boy!, Agent Cody Banks 2: Destination London, Soul Plane, Pieces of April and Coffee and Cigarettes in the home video marketplace. In the 2003 Period, we released Die Another Day, Barbershop, Agent Cody Banks, Bulletproof Monk, Bowling For Columbine, A Guy Thing, Dark Blue, Igby Goes Down, Evelyn, and Killing Me Softly. The decrease in home video revenues principally reflected the release of Die Another Day in the 2003 Period, which generated $140.1 million in worldwide home video revenues. There were no comparable releases in the 2004 Period. In the 2004 Period, worldwide DVD sales were $593.5 million as compared to $632.0 million in the 2003 Period, which included the release of Die Another Day.

Worldwide pay television revenues from feature films increased by $14.7 million, or 13 percent, to $125.4 million in the 2004 Period. In the 2004 Period, we delivered 13 new films to domestic pay television, including Legally Blonde 2: Red, White and Blonde, Agent Cody Banks, Out of Time, Uptown Girls, Jeepers Creepers 2 and Bulletproof Monk, which generated substantially higher license fees than the films delivered in 2003. In the 2003 Period, we delivered 12 new films to domestic pay television, including Barbershop, Windtalkers, Crocodile Hunter and Hart’s War. Network television revenues increased by $5.7 million, or 99 percent, to $11.5 million in the 2004 Period, principally due to the delivery of Legally Blonde and Bandits in 2004 as compared to Return To Me in 2003, which carried a lower license fee. Worldwide syndicated television revenues from feature films increased by $33.8 million, or 26 percent, to $161.9 million in the 2004 Period, principally due to the basic cable sale of Hannibal, Jeepers Creepers, Heartbreakers, What’s The Worst That Could Happen, Rollerball and Original Sin in 2004, as compared to the delivery to basic cable of Autumn In New York and Antitrust in 2003.

Other revenues increased by $8.3 million in the 2004 Period, principally due to the receipt of entitlement royalties and timing of miscellaneous income and royalties.

Operating Results. Operating income from feature films increased by $73.0 million to $81.9 million in the 2004 Period. Although overall revenues decreased in the 2004 Period, we benefited from lower theatrical releasing costs associated with our film slate in the 2004 Period as compared to the film slate in the 2003 Period. Theatrical releasing costs in the 2004 Period were $98.7 million lower than in the 2003 Period. Additionally, television licensing revenues increased in the 2004 Period, which carry lower distribution costs. We also realized an insurance recovery of $6.1 million in the 2004 Period. The 2003 Period included a charge associated with the settlement of negotiations with a third party distributor regarding the distribution of our product in the international home video markets (see “—Recent Developments—Notice of Termination of Third Party International Home Video Subdistribution Services Agreement”).

Partially offsetting these benefits in the 2004 Period were new provisions for outside producer claims of $5.5 million. Additionally, feature film write-downs were $7.8 million in the 2004 Period as compared to write-downs of $6.5 million incurred in the 2003 Period. Bad debt expense increased by $13.3 million, primarily due to the bankruptcy of a significant international television customer during the period. There were no such occurrences in the 2003 Period.

Television Programming

Consolidated television programming revenues and operating loss are as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$69,485	$62,445	$160,561	$144,122
Operating income	$15,573	$16,357	$26,162	$17,018

Quarter Ended September 30, 2004 Compared to Quarter Ended September 30, 2003

Revenues. Television programming revenues increased by $7.0 million, or 11 percent, to $69.5 million in the 2004 Quarter as compared to the 2003 Quarter.

There were no network television revenues in the 2004 Quarter as compared to $2.9 million in the 2003 Quarter, which included the network series Fame. Worldwide pay television revenues increased by $4.2 million, or 41 percent, to $14.6 million in the 2004 Quarter. In the 2004 Quarter, we delivered an increased number of episodes of the series Dead Like Me to domestic pay television than in the 2003 Quarter. Worldwide syndicated television revenues increased by $8.6 million, or 26 percent, in the 2004 Quarter as we realized higher basic cable sales due to the delivery of our new series Stargate Atlantis. Worldwide home video revenues with respect to television programming decreased by $2.9 million, or 19 percent, to $12.6 million in the 2004 Quarter, primarily due to the timing of release of new episodes of Stargate SG-1 in the domestic home video market.

Operating Results. Operating income from television programming decreased by $0.8 million, or five percent, to $15.6 million in the 2004 Quarter. The decrease reflected increased amortization on new series as well as the decrease in home video revenues noted above.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Revenues. Television programming revenues increased by $16.4 million, or 11 percent, to $160.6 million in the 2004 Period as compared to the 2003 Period.

There were no network television revenues in the 2004 Period as compared to $8.8 million in the 2003 Period, which included the network series Fame. Worldwide pay television revenues decreased by $1.4 million, or five percent, to $27.2 million in the 2004 Period. In the 2004 Period, we had one series on domestic pay television, Dead Like Me, as compared to two series in the 2003 Period, Jeremiah and Dead Like Me, as well as the delivery in international markets of two made-for-television movies in 2003. Worldwide syndicated television programming revenues increased by $2.1 million, or three percent, to $76.6 million in the 2004 Period. In the 2004 Period, we delivered the new series Stargate Atlantis to domestic basic cable. However, the 2003 Period included domestic syndication sales for She Spies, which was not produced in 2004. Worldwide home video revenues with respect to television programming increased by $21.1 million, or 66 percent, to $52.8 million in the 2004 Period, primarily due to increased worldwide home video sales of Stargate SG-1.

Other revenues increased by $3.3 million in the 2004 Period due to increased entitlement revenue.

Operating Results. Operating income from television programming increased by $9.1 million to $26.2 million in the 2004 Period, principally due to the performance of Stargate SG-1 in worldwide home video markets and increased entitlement revenue.

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

Other Businesses

Consolidated revenues and operating income from other businesses, including consumer products, interactive media and branded programming services, music soundtrack and royalty income, are as follows (in thousands):

	Quarter ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
Revenues	$10,837	$9,070	$33,589	$26,730
Operating income	$4,639	$1,874	$16,623	$12,775

Quarter Ended September 30, 2004 Compared to Quarter Ended September 30, 2003

Revenues. Revenues from other businesses increased by $1.8 million, or 19 percent, to $10.8 million in the 2004 Quarter as compared to the 2003 Quarter. Operating results in the 2004 Quarter included consumer products revenue of $4.8 million and music soundtrack and royalty revenue of $1.4 million, as compared to consumer products revenue of $4.0 million and music soundtrack and royalty revenue of $1.1 million in the 2003 Quarter. Interactive media revenues were $2.5 million in the 2004 Quarter as compared to $2.6 million in the 2003 Quarter. Branded programming services revenues aggregated $2.1 million in the 2004 Quarter as compared to $1.1 million in the 2003 Quarter. The increase in branded programming services revenues in 2004 was principally due to an increase in subscription revenues from the Company’s wholly-owned international cable channels. Revenues from other businesses in the 2004 Quarter also included the receipt of $0.1 million of miscellaneous income as compared to $0.3 million in the 2003 Quarter.

Operating Results. Operating income from other businesses increased by $2.8 million, or 148 percent, to $4.6 million in the 2004 Quarter. Expenses for other businesses include interactive product costs of $1.2 million in the 2004 Quarter as compared to $1.7 million in the 2003 Quarter. Consumer products cost of sales were $1.7 million in the 2004 Quarter as compared to $0.6 million in the 2003 Quarter. The increase in consumer product costs in 2004 correlated to the increase in such revenues. Overhead costs related to other businesses aggregated $2.3 million in the 2004 Quarter as compared to $2.1 million in the 2003 Quarter. Other expenses, including distribution costs associated with music and branded programming services, aggregated $1.5 million in the 2004 Quarter and $2.3 million in the 2003 Quarter, which included a music distribution settlement. We recognized foreign currency transaction gains of $0.6 million in the 2004 Quarter as compared to foreign currency losses of $0.5 million in the 2003 Quarter.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Revenues. Revenues from other businesses increased by $6.9 million, or 26 percent, to $33.6 million in the 2004 Period as compared to the 2003 Period. Operating results in the 2004 Period included consumer products revenue of $11.9 million and music soundtrack and royalty revenue of $7.7 million, as compared to consumer products revenue of $9.4 million and music soundtrack and royalty revenue of $5.4 million in the 2003 Period. Music soundtrack and royalty revenue increased in the 2004 Period due to soundtrack revenue realized on Barbershop 2: Back In Business. Interactive media revenues were $8.0 million in the 2004 Period as compared to $8.6 million in the 2003 Period. Branded programming services revenues aggregated $5.4 million in the 2004 Period as compared to $2.7 million in the 2003 Period. The increase in branded programming services revenues in 2004 was principally due to an increase in subscription revenues from the Company’s wholly-owned international cable channels. Revenues from other businesses in 2004 also included the receipt of $0.5 million in third-party audit recoveries and other miscellaneous income as compared to $0.6 million in 2003.

Operating Results. Operating income from other businesses increased by $3.8 million, or 30 percent, to $16.6 million in the 2004 Period. Expenses for other businesses include interactive product costs of $4.7 million in the 2004 Period as compared to $5.2 million in the 2003 Period. Consumer products costs were $3.9 million in the 2004 Period and $2.0 million in the 2003 Period. The increase in consumer products costs corresponded to the increase in consumer products revenue. Overhead costs related to other businesses aggregated $6.2 million in the 2004 Period and $5.5 million in the 2003 Period. Other expenses, including distribution costs associated with music and branded programming services, aggregated $3.0 million in the 2004 Period and $4.2 million in the 2003 Period, which included a music distribution settlement. We recognized foreign currency transaction gains of $1.1 million in the 2004 Period as compared to foreign currency gains of $2.9 million in the 2003 Period.

Corporate and Other

Quarter Ended September 30, 2004 Compared to Quarter Ended September 30, 2003

General and Administrative Expenses. In the 2004 Quarter, general and administrative expenses increased by $5.0 million, or 14 percent, to $42.2 million, as compared to the 2003 Quarter. Beginning January 1, 2004, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (see—“New Accounting Pronouncements”). In the 2004 Quarter, we recognized compensation expense of $8.0 million regarding our employee stock option plan. The remaining decrease of $3.0 million in general and administrative expenses principally reflected higher management incentive plan costs in the 2003 Quarter.

Depreciation. Depreciation expense in the 2004 Quarter increased by $0.4 million, or 13 percent, to $3.9 million, as compared to the 2003 Quarter, principally due to fixed assets purchased in 2004 relating to our new international home entertainment offices.

Equity in Net Earnings (Losses) of Affiliates. In the 2004 Quarter, loss from equity investees was $1.6 million as compared to $0.7 million in the 2003 Quarter. The increased loss reflected reserves on certain of our international pay television and other equity investees.

Interest Expense, Net of Amounts Capitalized. Net interest expense in the 2004 Quarter increased by $5.1 million, or 35 percent, to $19.9 million, as compared to the 2003 Quarter, primarily due to borrowings associated with the payment of the special one time $1.89 billion shareholder dividend on May 17, 2004.

Interest and Other Income, Net. Interest and other income in the 2004 Quarter decreased by $3.4 million, or 67 percent, to $1.7 million, as compared to the 2003 Quarter, due to reduced average invested cash balances in the 2004 Quarter related to the repayment of our Term Loans in October 2003.

Other Non-Recurring Costs. In the 2004 Quarter, we incurred certain non-recurring costs of $3.8 million related to our pending merger transaction (see “Recent Developments”), as compared to $5.1 million of costs in the 2003 Quarter associated with our pursuit of potential strategic alternatives.

Income Tax Benefit. We realized an income tax benefit of $0.4 million in the 2004 Quarter as compared to a tax provision of $3.7 million in the 2003 Quarter. The income tax benefit in the 2004 Quarter reflected a reduction in foreign remittance taxes relating to changes in tax treaties in certain international territories as well as reduced international distribution revenues.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

General and Administrative Expenses. In the 2004 Period, general and administrative expenses increased by $33.8 million, or 35 percent, to $129.7 million, as compared to the 2003 Period.

Beginning January 1, 2004, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (see “—New Accounting Pronouncements”). In the 2004 Period, we recognized compensation expense of $22.5 million regarding our employee stock option plan. Additionally, in the 2004 Quarter our facilities and insurance charges increased by $5.4 million and our professional fees increased by $1.6 million, as compared to the 2003 Period. Other increases generally reflected higher employee compensation costs and temporary services.

We also incurred relocation costs of approximately $1.5 million in the 2003 Period to move to our new corporate headquarters.

Depreciation. Depreciation expense in the 2004 Period decreased by $2.6 million, or 19 percent, to $11.1 million, as compared to the 2003 Period, due to fixed assets retired when we moved to our new corporate headquarters in June 2003.

Write-Down of Investment in Cable Channels. On July 18, 2003, we sold our 20 percent equity interest in the American Movie Classics, The Independent Film Channel and WE: Women’s Entertainment cable channels to Cablevision Systems Corporation for $500.0 million. As our investment in these cable channels exceeded the net selling price, we recorded a write-down of our investment in the cable channels of $93.1 million in the 2003 Period.

Equity in Net Earnings (Losses) of Affiliates. In the 2004 Period, loss from equity investees was $3.4 million as compared to income from our equity investees of $0.6 million in the 2003 Period. In the 2003 Period, we benefited from the inclusion (for one quarter) of our 20 percent share of the operating results of the Rainbow Media Group cable channels, which contributed income of $4.8 million. Our equity interest in these cable channels were sold in July 2003.

Interest Expense, Net of Amounts Capitalized. Net interest expense in the 2004 Period decreased by $9.8 million, or 19 percent, to $41.7 million, as compared to the 2003 Period, primarily due to the repayment of our Term Loans in October 2003. Partially offsetting the decrease in interest expense was the write-off of deferred loan fees of $6.9 million associated with the refinancing of our credit facility in April 2004.

Interest and Other Income, Net. Interest and other income in the 2004 Period decreased by $5.7 million, or 50 percent, to $5.6 million, as compared to the 2003 Period, due to reduced average invested cash balances in the 2004 Period related to the repayment of our Term Loans in October 2003.

Other Non-Recurring Costs. In the 2004 Period, we incurred certain non-recurring costs of $5.0 million related to our pending merger transaction (see “Recent Developments”), as compared to $5.1 million of costs in the 2003 Period associated with our pursuit of potential strategic alternatives.

Income Tax Provision. The provision for income taxes in the 2004 Period decreased by $6.2 million, or 46 percent, to $7.2 million, as compared to the 2003 Period. The provision for income taxes, comprising principally of foreign remittance taxes, decreased due to changes in tax treaties in certain international territories as well as reduced international distribution revenues in the 2004 Period.

Liquidity and Capital Resources

General. Our operations are capital intensive. In recent years we have funded our operations primarily from (a) the sale of equity securities, (b) bank borrowings and (c) internally generated funds. During the 2004 Period, the net cash provided by operating activities was $73.5 million, which included spending associated with film and television production and distribution costs of $620.0 million; net cash used in investing activities was $11.3 million, which included $8.8 million in property and equipment purchases and $4.5 million in advances to affiliates, partially offset by the receipt of dividends from equity investees of $2.0 million; and net cash used in financing activities was $53.2 million, including $1.89 billion for the payment of the stockholder dividend on May 17, 2004 (see below), $171.0 million for the Dutch Auction tender offer, the acquisition of treasury shares of $10.4 million under our share repurchase program and $19.4 million of financing fees paid for our new credit facilities, partially offset by $2.0 billion of net bank borrowings as well as $41.1 million collected from the issuance of our common stock to related parties.

Stockholder Dividend. On April 26, 2004, we declared a special one-time cash dividend of $8.00 per share to stockholders of record on May 7, 2004, which was paid on May 17, 2004. The cash dividend, aggregating $1.89 billion, was financed by borrowings under our new $2.4 billion credit facility (see “Bank Borrowings”).

Pursuant to the provisions of the Amended and Restated 1996 Stock Incentive Plan, the Compensation Committee of the Board of Directors has adjusted the outstanding stock options issued on or before May 17, 2004 under the plan such that following the payment of the one-time cash dividend to stockholders, each option holder shall receive upon exercise, in addition to the shares of common stock otherwise obtainable, a cash amount of $8.00 per share.

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

Treasury Stock. On July 26, 2002, we announced a share repurchase program authorizing the purchase of up to 10,000,000 million shares of our common stock. We intend to fund the repurchase program from available cash on hand. On November 12, 2003, our Board of Directors increased its authorization for our share repurchase program by an additional 2,500,000 shares, to a total of 12,500,000 shares. As of September 30, 2004, under the share repurchase program, we had repurchased 8,104,300 shares of common stock at an average price of $11.46 per share, for an aggregate cost of $92.9 million.

Bank Borrowings. On April 26, 2004, we entered into a fourth amended and restated $2.4 billion credit facility with a syndicate of banks, which replaced the pre-existing $1.75 billion amended credit facility, consisting of a five-year $400.0 million revolving credit facility, a six-year $400.0 million term loan and a seven-year $1.6 billion term loan. The revolving facility and the $400.0 million term loan bear interest at 2.25 percent over the Adjusted LIBOR rate, as defined (4.23 percent at October 27, 2004) and the $1.6 billion term loan bears interest at 2.50 percent over the Adjusted LIBOR rate, as defined (4.48 percent at October 27, 2004).

Proceeds from the loans under the new credit facility were used to finance the payment of the $1.89 billion stockholder dividend and to refinance loans under the pre-existing revolving credit facility. The new revolving credit facility will be used for general corporate purposes.

As of October 27, 2004, the term loans under the amended credit facility had an outstanding balance of $2.0 billion. Scheduled amortization of the term loans is as follows (in millions):

2004	$16.0
2005	64.0
2006	64.0
2007	64.0
2008	64.0
2009	64.0
2010	164.0
2011	1,500.0

Total	$2,000.0

As of October 27, 2004, we had $380.0 million, including commercial letters of credit, available under our revolving facility. The revolving facility matures on April 30, 2009.

Our credit facility contains various covenants, including limitations on indebtedness, dividends and capital expenditures, and maintenance of certain financial ratios. Additionally, the credit facility requires mandatory prepayments under certain conditions. Restricted net assets of MGM Studios and Orion at September 30, 2004 are approximately $2.3 billion. Although we are in compliance with all terms of our credit facility, there can be no assurances that we will remain in compliance with such covenants or other conditions under our credit facility in the future.

Cash Provided by Operating Activities. In the 2004 Period, cash provided by operating activities was $73.5 million compared to cash provided by operating activities of $180.6 million in the 2003 Period. Cash provided by operating activities included film and television production and distribution costs of $620.0 million in the 2004 Period as compared to $644.7 million in the 2003 Period.

Cash Used In Investing Activities. In the 2004 Period, cash used in investing activities was $11.3 million, which included property and equipment purchases of $8.8 million and advances to affiliates of $4.5 million, partially offset by dividends received from equity investees of $2.0 million. In the 2003 Period, cash provided by investing activities was $250.9 million, which included the receipt of $254.8 million from the sale of the Rainbow Media cable channels, an additional $10.0 million in dividends received from equity investees and $4.5 million collected from the maturity of short-term investments, partially offset by property and equipment purchases of $14.4 million and advances to affiliates of $3.9 million.

Cash Used in Financing Activities. In the 2004 Period, cash used in financing activities was $53.2 million, which included $1.89 billion for the payment of the stockholder dividend on May 17, 2004, $171.0 million for the Dutch Auction tender offer, $10.4 million for the acquisition of treasury shares under our share repurchase program and $19.4 million of financing fees paid for our new credit facilities, partially offset by $2.0 billion of net bank borrowings as well as $41.1 million collected from the issuance of our common stock to related parties. In the 2003 Period, cash used in financing activities was $50.6 million, which included the cost of acquisition of treasury stock of $49.8 million and net repayments of bank borrowings of $0.9 million.

Commitments. Future minimum annual commitments under bank and other debt agreements, non-cancelable operating leases, employment agreements, creative talent agreements and commercial letters of credit as of September 30, 2004 are as follows (in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total
Bank and other debt	$16,119	$64,000	$64,000	$64,000	$64,000	$1,728,000	$2,000,119
Operating leases	6,703	28,173	29,124	30,049	30,700	262,338	387,087
Employment agreements	14,813	50,603	27,811	4,659	—	—	97,886
Creative talent agreements	10,192	63,067	11,609	50	—	—	84,918
Letters of credit	19,553	485	—	—	—	—	20,038

Total	$67,380	$206,328	$132,544	$98,758	$94,700	$1,990,338	$2,590,048

We do not expect our obligations for property and equipment expenditures, including the purchase of computer systems and equipment and leasehold improvements, to exceed $35.0 million per year.

We are obligated to fund 50 percent of the expenses of MGM Networks Latin America up to a maximum of $25.25 million. We have funded $24.8 million under such obligation as of September 30, 2004. Although historically MGM Latin America has incurred losses from operations, we have not provided any additional cash funding to the joint venture since 2002. Based on MGM Latin America’s current business plan, the joint venture is expected to remain cash self-sustaining into the foreseeable future, unless business conditions change. At this time, we are not forecasting any additional cash commitment to MGM Latin America. Additionally, we have analyzed the recoverability of our investment in MGM Latin America based on a discounted future cash flow model and have determined that no write-down is necessary.

We are committed to fund our share of the operating expenses of certain joint ventures, as required. These joint ventures include Movielink, LLC, a joint venture established to create an on-demand movie service via digital delivery for broadband internet users in the United States in which we own a 20 percent ownership interest with four other major studios, as well a one-seventh ownership interest we hold in NDC, LLC, a partnership created with six other major studios to develop and deploy digital cinema technology and equipment in theatres. We are obligated to fund $30.0 million to Movielink for our share of the venture’s operating expenses over a five year term ending in August 2006. As of September 30, 2004, we have funded $19.0 million of this commitment. As of September 30, 2004, we have funded $1.2 million regarding our interest in NDC, LLC. As of September 30, 2004, we have no significant future cash funding requirements to any of our cable channel or other joint ventures.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of interest rate changes as a result of our variable rate long-term debt. Historically, we have entered into interest rate swap agreements whereby we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate amounts calculated by reference to an agreed notional principal amount. As of October 27, 2004, the outstanding balance of $2.0 billion under our amended credit facility was exposed to interest rate risk. Our amended credit facility requires that by October 23, 2005 we enter into interest rate swaps or other appropriate hedging arrangements to convert to fixed rate or otherwise limit the floating rate interest rate risk on at least 33 1/3% of term loans outstanding for a period of not less than three years. As of October 27, 2004, we had not entered into any such arrangements. We will continue to evaluate strategies to manage the impact of interest rate changes on earnings and cash flows.

We are subject to market risks resulting from fluctuations in foreign currency exchange rates because approximately 25 percent of our revenues are denominated, and we incur certain operating and production costs, in foreign currencies. In certain instances, we enter into foreign currency exchange contracts in order to reduce exposure to changes in foreign currency exchange rates that affect the value of our firm commitments and certain anticipated foreign currency cash flows. We currently intend to continue to enter into such contracts to hedge against future material foreign currency exchange rate risks. The following table provides information about our foreign currency forward contracts outstanding at September 30, 2004 (in thousands, except spot and forward rates):

	Amounts Scheduled for Maturity for the Year Ended December 31, 2004	Estimated Fair Value at September 30, 2004
Foreign Currency Forward Contracts:
Contract amount (receive CAD, pay $US)	$1,896	$85
Spot rate	1.261
Forward rate	1.319

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

As of September 30, 2004, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

PART II. OTHER INFORMATION

Item 5. Other Information

On September 23, 2004, we entered into an Agreement and Plan of Merger with LOC Acquisition Company, a Delaware corporation owned by a consortium including Sony Corporation of America, Comcast Studio Investments, Inc., and affiliates of Providence Equity Partners Inc., Texas Pacific Group and DLJ Merchant Banking Partners. Under the agreement, the consortium would acquire MGM for $12.00 in cash per share of our common stock plus the assumption of our debt. Completion of the merger is subject to the approval of our stockholders, various regulatory approvals and customary closing conditions. JP Morgan Chase and Credit Suisse First Boston have committed to provide the consortium with up to $4.25 billion of senior debt financing. The consortium’s obligation to acquire MGM is conditioned upon consummation of the debt financing on the terms set forth in the commitment letters delivered by JP Morgan Chase and Credit Suisse First Boston or substitute financing which, if the debt financing commitments become unavailable, the consortium is obligated to use its reasonable best efforts to obtain. Tracinda Corporation and 250 Rodeo, Inc., holders of approximately 69 percent of the outstanding common stock of MGM, have entered into an agreement with LOC Acquisition Company pursuant to which, among other things and subject to certain exceptions, Tracinda Corporation and 250 Rodeo agree to vote in favor of the transaction.

In connection with the merger agreement, we and Sony Corporation of America entered into a Deposit Agreement, dated as of September 13, 2004, as amended, pursuant to which Sony paid us a $150 million deposit. In addition, in connection with the merger agreement, we entered into an Indemnity Agreement with Tracinda Corporation, 250 Rodeo and Mr. Kerkorian pursuant to which we will indemnify Tracinda Corporation, 250 Rodeo and Mr. Kerkorian against certain liabilities relating to the transactions contemplated by the merger agreement.

Under the Deposit Agreement, we must return the deposit to Sony at the effective time of the merger. Otherwise, the deposit is nonrefundable unless (1) the merger agreement is terminated under circumstances where we are required to pay a termination fee to LOC Acquisition Company; provided that if the merger agreement is terminated by LOC Acquisition Company because (a) our Board withdraws, or modifies in a manner adverse to LOC Acquisition Company, its recommendation that our stockholders adopt the merger agreement or recommends, approves or adopts an alternative takeover proposal, or (b) we fail to include in the proxy statement relating to the merger (or any amendment) the recommendation of our Board that our stockholders vote in favor of the merger, or (c) a third party commences a tender or exchange offer for MGM and our Board does not recommend rejection of the offer within ten business days or (d) our Board approves or recommends an alternative takeover proposal or approves or recommends that its stockholders tender their shares in any tender or exchange offer, the deposit is only refundable if we enter into a binding agreement with a third party with respect to an alternative takeover proposal within nine months of termination of the merger agreement; or (2) a court has determined that there has been material adverse effect with respect to MGM.

In addition, if LOC Acquisition Company terminates the merger agreement because we have breached any of our covenants such that the conditions to closing cannot be satisfied and there is a final binding judgment of a court that we willfully and materially breached the merger agreement (as to which all rights of appeal or other avenues of review have been exhausted or lapsed), then the amount of the deposit may be taken into account in determining any damages resulting from our willful and material breach.

The merger agreement is expected to close in 2005. However, there can be no assurance that any of the conditions to the merger, including the conditions within our control, will be satisfied or that the merger will be completed.

In February 2002 MGM Domestic Television Distribution, Inc. and NBC Enterprises, Inc. formed a joint venture to act as an agent to sell barter advertising spots received by us and NBC as full or partial consideration from the licensing of feature film and television programming product in the domestic television syndication market. On September 30, 2004 the joint venture was terminated and we assumed the sale of advertising spots for our programming in the domestic television syndication market.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Document Description
31.1	Certification of CEO of Period Report Pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e)

31.2	Certification of CFO of Period Report Pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e)

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

Period or Date Filed	Relating to
Dated September 1, 2004 and Filed September 2, 2004	Item 8.01 Item 9.01	Other Events Financial Statements and Exhibits

Dated September 13, 2004 and Filed September 14, 2004	Item 1.01 Item 8.01 Item 9.01	Entry Into a Material Definitive Agreement Other Events Financial Statements and Exhibits

Dated September 23, 2004 and Filed September 24, 2004	Item 1.01 Item 8.01 Item 9.01	Entry Into a Material Definitive Agreement Other Events Financial Statements and Exhibits

Dated October 26, 2004 and Filed October 27, 2004	Item 2.02 Item 9.01	Disclosure of Results of Operations and Financial Condition Financial Statements and Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 28, 2004	METRO-GOLDWYN-MAYER INC.

	By:	/s/ ALEX YEMENIDJIAN
Alex Yemenidjian Chairman of the Board of Directors and Chief Executive Officer

	By:	/s/ DANIEL J. TAYLOR
Daniel J. Taylor Senior Executive Vice President and Chief Financial Officer