Form 10-K
period 2004-12-31
METRO-GOLDWYN-MAYER INC
filed 2005-02-28
CIK 1026816

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the Registrant’s best knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K.    ☒

The aggregate market value of the voting stock (based on the last sale price of such stock as reported by the Dow Jones News Retrieval) held by non-affiliates of the Registrant as of June 30, 2004 was $742,865,500.

The number of shares of the Registrant’s common stock outstanding as of February 24, 2005 was 238,635,783.

PART I

Item 1.    Business

General

Metro-Goldwyn-Mayer Inc. (“MGM” or the “Company”) is a premier global entertainment content company, and we are one of seven major U.S. film and television studios. We are actively engaged in the development and worldwide production and distribution of entertainment product, including theatrical motion pictures, television programming, home video, interactive media, music, and licensed merchandise. See “Note 12 to Consolidated Financial Statements” for information on our business segments. Our principal subsidiaries are Metro-Goldwyn-Mayer Studios Inc., United Artists Corporation, United Artists Films Inc. and Orion Pictures Corporation. Our library contains approximately 4,000 theatrically released feature film titles and over 10,000 television episodes and is the largest collection of post-1948 feature films in the world. Films in our library have won over 200 Academy Awards, including Best Picture Awards for Annie Hall, The Apartment, The Best Years of Our Lives, Dances With Wolves, Hamlet, In the Heat of the Night, Marty, Midnight Cowboy, Platoon, Rain Man, Rocky, The Silence of the Lambs, Tom Jones and West Side Story. Our library also includes 22 titles in the James Bond film franchise, five titles in the Rocky film franchise and nine titles in the Pink Panther film franchise.

In addition, through MGM Networks, we have ownership interests in television channels that are distributed to subscribers in over 100 countries and territories around the globe.

MGM was incorporated in Delaware on July 10, 1996. Our executive offices are located at 10250 Constellation Boulevard, Los Angeles, California 90067-6241. Our telephone number is (310) 449-3000.

We make available free of charge (on or through our Internet website under the caption “Investor Relations—SEC Filings”) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission, which is within 24 hours. Our Internet address is www.mgm.com.

Background of the Company

Tracinda Corporation, senior management of MGM Studios at the time and a company formed under the laws of Australia, formed MGM to acquire from an indirect wholly-owned subsidiary of Consortium de Realisation all of the outstanding capital stock of MGM Studios and its subsidiaries, including United Artists, in October 1996 for an aggregate consideration of $1.3 billion. Tracinda is wholly owned by Kirk Kerkorian.

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

In November 1997, we completed an initial public offering, whereby we issued and sold 9,000,000 new shares of common stock, $.01 par value per share, at a price per share of $20.00, less an underwriting discount, for net proceeds (after expenses of the initial public offering) of $165.0 million. Concurrently with the consummation of the initial public offering, Tracinda Corporation (our principal stockholder) purchased directly from us, at a purchase price of $18.85 per share (equal to the per share price to the public in the initial public offering, less the underwriting discount), 3,978,780 shares of the common stock for an aggregate purchase price of $75.0 million.

In November 1998, we completed a rights offering, whereby we issued and sold 84,848,485 new shares of the common stock at a subscription price of $8.25 per share for net proceeds (after expenses of the rights offering) of $696.5 million.

In January 1999, we acquired from PolyGram N.V. and its subsidiaries certain film libraries and film-related rights for $235.0 million. The PolyGram libraries contain over 1,300 feature films and are comprised of (a) the Epic library, which consists of approximately 1,000 film titles acquired between 1992 and 1997 by Credit Lyonnais Bank Nederland and Consortium de Realisation from various filmed entertainment companies, (b) the library of films released by PolyGram before March 31, 1996 and (c) the Island/Atlantic and Vision/Palace libraries, which had been previously acquired by PolyGram.

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

On October 9, 2003, Mr. Kerkorian and Tracinda completed an unsolicited tender offer and purchased 15,000,000 shares of our common stock from existing stockholders at a net price of $16.00 per share.

Recent Developments

Merger with LOC Acquisition Company.    On September 23, 2004, we entered into an Agreement and Plan of Merger with LOC Acquisition Company, a Delaware corporation owned by a consortium comprised of Sony Corporation of America, Providence Equity Partners, Texas Pacific Group, Comcast Corporation and DLJ Merchant Banking Partners. Under the agreement, the consortium will acquire MGM for $12.00 in cash per share of our common stock plus the assumption of our debt. Completion of the merger is subject to various regulatory approvals and customary closing conditions. JP Morgan Chase and Credit Suisse First Boston have committed to provide the consortium with up to $4.25 billion of senior debt financing. The consortium’s obligation to acquire MGM is conditioned upon consummation of the debt financing on the terms set forth in the commitment letters delivered by JP Morgan Chase and Credit Suisse First Boston or substitute financing which, if the debt financing commitments become unavailable, the consortium is obligated to use its reasonable best efforts to obtain. MGM’s stockholders approved the merger at a special meeting held on December 17, 2004. In connection with merger agreement, Tracinda and 250 Rodeo, Inc. voted all of their shares of MGM common stock in favor of the merger.

In connection with the merger agreement, we and Sony entered into a Deposit Agreement, dated as of September 13, 2004, as amended, pursuant to which Sony paid us a $150 million deposit. Under the Deposit Agreement, we must return the deposit to Sony at the effective time of the merger. Otherwise, the deposit is nonrefundable unless (1) the merger agreement is terminated under circumstances where we are required to pay a termination fee to LOC Acquisition Company; provided that if the merger agreement is terminated by LOC Acquisition Company because (a) our Board withdraws, or modifies in a manner adverse to LOC Acquisition

Company, its recommendation that our stockholders adopt the merger agreement or recommends, approves or adopts an alternative takeover proposal, or (b) we fail to include in the proxy statement relating to the merger (or any amendment) the recommendation of our Board that our stockholders vote in favor of the merger, or (c) a third party commences a tender or exchange offer for MGM and our Board does not recommend rejection of the offer within ten business days or (d) our Board approves or recommends an alternative takeover proposal or approves or recommends that its stockholders tender their shares in any tender or exchange offer, the deposit is only refundable if we enter into a binding agreement with a third party with respect to an alternative takeover proposal within nine months of termination of the merger agreement; or (2) a court has determined that there has been material adverse effect with respect to MGM.

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

In addition, in connection with the merger agreement, we entered into an Indemnity Agreement with Tracinda, 250 Rodeo and Mr. Kerkorian pursuant to which we will indemnify Tracinda, 250 Rodeo and Mr. Kerkorian against certain liabilities relating to the transactions contemplated by the merger agreement.

The merger presently is expected to close shortly after the end of the first quarter of 2005. However, there can be no assurance that all of the conditions to the merger, including the conditions within our control, will be satisfied or that the merger will be completed.

Although we have no reason to believe that the merger will not be consummated, the pendency of a merger involving a motion picture studio tends to create uncertainty in the entertainment business community. As a result, it has been more difficult for us to attract development projects, attach talent to projects, commence productions, and implement distribution initiatives in the home video and television sales markets during the progress of merger discussions and the executory period of the merger agreement. Accordingly, in the event that the merger should fail to be consummated, there may be a gap or reduction in the number of motion picture releases for a period of time following termination of the merger agreement until we can reinvigorate its development, production and distribution activities. In addition, we could face a loss of personnel or a decline in morale if the merger should fail to be consummated. Such occurrences could be expected to have, at least temporarily, a significant adverse effect upon our business. In the event that, as a result of termination of the merger agreement, we retain Sony’s $150 million deposit, these adverse effects would be mitigated but there is no guarantee that the deposit alone would be sufficient to mitigate the entire negative effect of non-consummation of the merger.

Stockholder Dividend.    On April 26, 2004, we declared a special one-time cash dividend of $8.00 per share to stockholders of record on May 7, 2004, which was paid on May 17, 2004. The cash dividend, aggregating approximately $1.89 billion, was financed by borrowings under our new $2.4 billion credit facility.

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

New Credit Facility.    On April 26, 2004, we entered into a fourth amended and restated credit facility with a syndicate of banks aggregating $2.4 billion, consisting of a five-year $400.0 million revolving credit facility, a six-year $400.0 million term loan and a seven-year $1.6 billion term loan, which replaced a pre-existing $1.75 billion amended credit facility. Proceeds from the loans under the new credit facility were used to finance the payment of the $1.89 billion stockholder dividend (see above) and to refinance loans under the pre-existing credit facility. The new revolving credit facility will be used for general corporate purposes. The credit agreement provides that certain change of control transactions, including a transaction such as the pending merger with LOC Acquisition Company, constitute an event of default resulting in acceleration of the loans and termination of the revolving credit facility. In connection with the closing of the merger, the credit facility will be replaced and superseded by debt financing arranged by the consortium.

In February 2002, MGM Domestic Television Distribution LLC and NBC Enterprises, Inc. formed a joint venture to act as an agent to sell barter advertising spots received by us and NBC as full or partial consideration from the licensing of feature film and television programming product in the domestic television syndication market. On September 30, 2004, the joint venture was terminated and all distribution agreements were terminated by December 31, 2004. We assumed the sale of advertising spots for our programming in the domestic television syndication market.

Dutch Auction Tender Offer.    On December 4, 2003, we commenced a Dutch Auction tender offer to purchase up to 10,000,000 shares of our common stock at a purchase price not greater than $18.00 nor less than $16.25 per share. Under the procedures for the Dutch Auction tender offer, our stockholders had the opportunity to tender some or all of their shares of common stock at prices specified by the stockholders. We then determined the lowest price per share within the range of $16.25 to $18.00 per share that would enable us to buy 10,000,000 shares, or such lesser number of shares that were properly tendered and not withdrawn. Shares accepted in the Dutch Auction tender offer were purchased by us at the same determined price per share regardless of whether the stockholder tendered at a lower price. Tracinda Group, 250 Rodeo and Mr. Kerkorian, our principal stockholders, did not participate in the Dutch Auction tender offer; nor did any member of our Board of Directors or executive management. The Dutch Auction tender offer expired on January 15, 2004. Pursuant to the Dutch Auction tender offer, we purchased 10,000,000 shares of our common stock at a price of $17.00 per share, or an aggregate amount of $170.0 million, plus offering expenses of approximately $1.0 million. The Dutch Auction tender offer was financed primarily from available cash on hand, net cash flow provided by operating activities and borrowings under the revolving credit facility.

Notice of Termination of Third Party International Subdistribution Agreement.    In June 1999, we entered into an agreement with Twentieth Century Fox Home Entertainment, Inc. pursuant to which Fox Home Entertainment provides distribution services for our films in the international home video market. This distribution arrangement became effective on February 1, 2000. On June 24, 2003, we gave notice to Fox Home Entertainment of our intent to terminate the agreement as of January 31, 2004 as permitted under the agreement. Effective February 1, 2004, we entered into an amended agreement under which Fox Home Entertainment will continue to perform subdistribution services in certain territories. In 2003, we expanded our sales and marketing operations in Western Europe, adding France and Germany to operations already in place in the UK. We also added to our North American sales, marketing and distribution operations with the addition of Canada to our existing U.S. distribution. Furthermore, in early 2004 we took control of all sales, marketing and distribution operations in the UK, France, Germany, Australia and Benelux. See Note 13 to the Consolidated Financial Statements.

Treasury Stock.    In July 2002, we publicly announced a share repurchase program to purchase up to 10,000,000 shares of our common stock in the open market using available cash on hand. In November 2003, we announced that we had increased the number of shares of our common stock we could purchase in the share repurchase program by an additional 2,500,000 shares (for a total of up to 12,500,000 shares). Under this program, as of December 31, 2004, we had repurchased 8,104,300 shares at an average price of $11.46 per share and at an aggregate cost of $92.9 million.

The Motion Picture and Television Industry

Motion Pictures—General.    The motion picture industry consists of two principal activities: production and distribution. Production involves the development, financing and production of feature-length motion pictures. Distribution involves the promotion and exploitation of motion pictures throughout the world in a variety of media, including theatrical exhibition, home entertainment, television and other ancillary markets. The U.S. motion picture industry can be divided into major studios and independent companies, with the major studios accounting for a large majority of the number of theatrical releases. In addition to us (including MGM Studios, MGM Pictures, UA Films and Orion), the major studios are The Walt Disney Company (including Buena Vista, Touchstone and Miramax Films), Paramount Pictures Corporation, Sony Pictures Entertainment, Inc. (including Columbia Pictures), Twentieth Century Fox Film Corp., NBC Universal (including Universal Studios) and Warner Bros. (including New Line Cinema and Castle Rock Entertainment). The major studios are typically large diversified corporations that have strong relationships with creative talent, exhibitors and others involved in the entertainment industry and have global film production and distribution capabilities.

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

Business Strategy

Our goal has been to become a fully-integrated global entertainment content company, thereby maximizing the value of our assets, including our film and television library and our film and television production and distribution units. To achieve this goal, we have sought to:

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

Maintain Film and Television Production While Improving Our Risk Profile.    Current management intends to conduct our production business in a financially disciplined manner by:

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

Currently, we intend to produce or co-produce and distribute seven to ten motion pictures annually through MGM Pictures across a variety of genres. Through UA Films, we also intend to distribute annually an additional five to ten specialty motion pictures that will have substantially lower average costs and will be produced mainly by third parties.

Currently, we plan to develop, produce and distribute television programs focusing in part on low financial risk formats, such as pre-clearing a television series for distribution prior to committing to development expenditures, as well as joint ventures, co-productions and other partnering arrangements for certain of our series.

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

Capitalize on a Well Recognized Brand Name.    We believe that the MGM name and lion logo are among the most recognized in the world. We seek to capitalize on the value inherent in our name and logo through the distribution of branded programming and the development of consumer products.

Impact of Merger.    The foregoing discussion of business strategy was based upon the Company’s current status as an independent publicly-traded entity. Upon and after consummation of the merger agreement with LOC Acquisition Company, the Company’s business strategy is likely to change significantly.

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

Our library also includes over 10,000 episodes from television series previously broadcast on prime-time network television, cable or in first-run syndication, including episodes of The Addams Family, American Gladiators, Bat Masterson, Cagney & Lacey, Fame, Green Acres, Highway Patrol, In the Heat of the Night, Mr. Ed, The Patty Duke Show, Pink Panther, Sea Hunt and thirtysomething. Programming in our library has won, among others, 87 Emmy awards and 18 Golden Globe awards.

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

Currently, we seek to continue to implement the strategy of developing or licensing the development of new projects from existing library assets. Our library represents a readily-available, “market tested” source of development ideas. For example, in 2005, we are releasing The Pink Panther, the latest installment in the Pink Panther franchise; Beauty Shop, a spin-off of the Barbershop series; and Be Cool, a sequel to the 1995 film Get Shorty. We are currently developing Yours, Mine and Ours, a remake, in a single-pot co-production with Paramount. In 2004 we released a remake of Walking Tall. Additionally, in 1999 we had success with the remake of The Thomas Crown Affair and in 1995 we had success with The Birdcage, a remake of La Cage aux Folles. Furthermore, we have successfully expanded the valuable film franchises within our library, most notably the James Bond franchise, with the commercial success of GoldenEye in 1995, Tomorrow Never Dies in 1997, The World Is Not Enough in 1999 and Die Another Day in 2002. Additionally, we have successfully developed television series based on library motion pictures such as: Poltergeist: The Legacy based on Poltergeist; Stargate SG-1 and Stargate Atlantis based on Stargate; and All Dogs Go to Heaven, based on the movie of the same name. We also have produced a remake of Twelve Angry Men and Inherit The Wind as made-for-television movies for Showtime Networks and Carrie as a made-for-television movie for NBC.

We, together with Danjaq LLC, are the sole owners of all of the James Bond motion pictures. Twenty James Bond motion pictures in our library were produced and are distributed pursuant to a series of agreements with Danjaq. The James Bond motion pictures are produced by Danjaq, and we have the right to approve all key elements of the pictures, such as the selection of the director and the leading actors. The copyright in each of the motion pictures is owned jointly by MGM and Danjaq. Historically, we have the right to distribute each of the pictures in all media worldwide in perpetuity or for a term of 15 years. Where our distribution rights are not perpetual, the rights revert to joint control by MGM and Danjaq after expiration of the distribution term. On January 21, 2004, we entered into an extension agreement with Danjaq. Under that agreement, our distribution term for each of the non-perpetual James Bond motion pictures was extended by 15 years from the previously scheduled expiration date, and the initial distribution term for new James Bond pictures, beginning with Die Another Day, was extended from 15 years to 20 years. Danjaq controls certain merchandising rights with respect to the pictures, and we are entitled to receive a portion of the revenues from Danjaq’s merchandising licenses. Additionally, we control all the marketing rights and the music from The Living Daylights (1987) and all subsequent pictures. All other rights relating to the pictures are controlled jointly by MGM and Danjaq. The agreements contain certain restrictions on the sale or licensing by MGM of any of our rights in the pictures.

In 1998, we acquired the rights to Never Say Never Again, produced by Warner Bros. and Taliafilms and, in 1999, we acquired the distribution rights to Casino Royale, produced by Columbia and Famous Artists Productions (a subsidiary of MGM). Accordingly, our library now contains every James Bond motion picture ever made, and we are the only studio to hold such rights.

We seek aggressively to market and distribute titles in our film library in existing pay and free television, home video and other markets worldwide. We believe that the size of our library allows us to minimize the over-exploitation of any title and therefore better preserve the ongoing value of our library by actively managing the rotation of titles through such markets. As of December 31, 2004, approximately 80 percent of the theatrical motion picture titles and approximately 92 percent of the television title episodes in our library have been exploited.

We also seek aggressively to market and distribute our titles through developing technology. See “—Distribution—Home Video Distribution.” We believe that the development and growth of direct broadcast satellite and other new distribution systems may generate significant incremental profits for the industry as the number of channels requiring content grows.

We have differing types of rights to the various titles in our library. In some cases, we own the title outright, with the right to exploit the title in all media and territories for an unlimited time. In other cases, the title may be owned by a third party and we may have obtained the right to distribute the title in certain media and territories for a limited term. Even if we own a title, we may have granted rights to exploit the title in certain media and territories to others. As of December 31, 2004, we owned outright, or had been granted rights in perpetuity to, approximately 67 percent of the titles in our library. Our rights in the other library titles are limited in time and, pursuant to the terms of the existing arrangements, the rights granted to us expire, with respect to approximately three percent of the library over the next two years (i.e. through the end of 2006), with respect to another approximately 23 percent over the seven years thereafter (from 2007 to 2014), and with respect to another approximately seven percent thereafter (from 2014 on). We have generally been able to renew such rights on acceptable terms; however, we cannot assure you that we will continue to be able to do so in the future. In accordance with industry practice, for purposes of calculating the size of the library, we include any title that we have the right to distribute in any territory in any media for any term.

Certain long-term pre-paid licenses were entered into before 1993 by a prior management. As of December 31, 2004, the titles included in these licenses represent a cross-section of the titles in the library, including approximately 15 percent of all pre-1990 MGM and UA titles, which remain under license in one or more of the U.S., France and Spain and approximately 15 percent of the Orion and PolyGram titles which remain under license to television in one or more of France, Spain, Germany and the United Kingdom. See “—Distribution—Television Distribution.” We expect to benefit as certain rights to the library that have been previously licensed to others revert to us over time. See “—Distribution.”

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

We also intend to seek to spread the financial risk inherent in motion picture production, as well as increase the breadth of our release slate, by entering into co-production and/or co-financing arrangements. As an example of this strategy, in December 2003, we entered into an agreement with Miramax Films pursuant to which MGM and Miramax would jointly produce, finance and distribute a remake of The Amityville Horror. Additionally, we are currently developing Yours, Mine and Ours, a remake, in a single-pot co-production with Paramount.

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

Compared to other major studios, we believe we have entered into, and seek to pursue, fewer traditional producer or talent “overhead” arrangements in which a studio pays a portion of the overhead of creative talent (i.e., producer, director or actor) for the right to receive a “first look” at that party’s projects. We generally believe that our capital resources are better allocated to acquire literary properties or the services of talent for a specific project. In addition, our current business plan also calls for our annual release slates to be comprised of proportionately fewer large budget “event” motion pictures than the current release slates of the other major studios.

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

Finally, consummation of the merger with LOC Acquisition Company would likely result in a change in our plans and business model described above.

The following table details our tentative 2005 domestic theatrical release

Release Schedule

Title	Approximate Release Date	Summary	Principal Actors
Be Cool (MGM)	March 2005	Movie producer and gangster Chili Palmer suddenly finds himself mixing it up in the rough and tumble world of music when a new idea for a movie leads him into the music business.	John Travolta, Uma Thurman, Dwayne “The Rock” Johnson, Cedric the Entertainer, Vince Vaughn, Danny DeVito

Beauty Shop (MGM)	March 2005	Gina, from Barbershop 2, quits her job at an uptown Chicago salon and buys her own shop back in her old neighborhood. Worlds collide when Gina’s uptown clients clash with her downtown clients in her new Beauty Shop.	Queen Latifah, Alicia Silverstone, Andie MacDowell, Alfre Woodard, Kevin Bacon
The Amityville Horror (MGM)	April 2005	Newlyweds move into a house where a murder was committed and experience strange, terrifying manifestations which drive them away.	Ryan Reynolds, Melissa George, Philip Baker Hall, Jimmy Bennett

Into the Blue (MGM)	July 2005	Young vacationers are involved in a dangerous conflict with treasure hunters when they discover a deadly wreck.	Paul Walker, Jessica Alba, Ashley Scott, Scott Caan

Romance and Cigarettes (UA)	August 2005	A down-and-dirty musical love story set in the world of the working class.	James Gandolfini, Susan Sarandon, Kate Winslet, Steve Buscemi, Christopher Walken, Mandy Moore, Mary Louise Parker

The Woods (UA)	September 2005	When a neglected young girl’s parents drop her off at a remote all-girl boarding school in the forest, the headmistress discovers she has the “talent” that the teachers have been searching for.	Agnes Bruckner, Patricia Clarkson, Bruce Campbell, Rachel Nichols

Title	Approximate Release Date	Summary	Principal Actors
Pink Panther (MGM)	September 2005	The ever-bumbling Inspector Clouseau investigates the murder of a French soccer star and the mysterious disappearance of the legendary “Pink Panther” diamond.	Steve Martin, Kevin Kline, Jean Reno, Beyoncé Knowles

Art School Confidential (UA)	September 2005	A disillusioned young art student, resentful of people around him, struggles to win the heart of a model while mistakenly becoming entwined in a murder mystery.	John Malkovich, Steve Buscemi, Jim Broadbent, Angelica Huston, Max Minghella

Capote (UA)	Fall 2005	Truman Capote becomes involved with self-confessed killer Perry Smith when writing “In Cold Blood.”	Phillip Seymour Hoffman, Clifton Collins, Jr., Catherine Keener, Chris Cooper

The release date of a motion picture may be revised as the production schedule changes or in such a manner as the distributor believes is likely to maximize revenues. Additionally, there can be no assurance that any of the motion pictures scheduled for release will be completed, that completion will occur in accordance with the anticipated schedule or budget, or that the motion pictures will necessarily involve all of the creative talent listed above. See the discussion above in “—Motion Picture Production.”

Television Production

We have in the past engaged in the development and production of episodic television series, mini-series and movies for distribution on domestic and international television networks, local independent and network affiliated television stations, pay television networks, basic cable networks and home video. Since the re- establishment of our television series production operations in 1994, we have obtained commitments for approximately 1,525 hours of television programming, of which approximately four percent remained to be aired as of December 31, 2004.

Our strategy has been to focus on the development and production of series for cable television and the first-run syndication market, which involves a lower production investment risk, and movies and mini-series for both network and off-network broadcasters. As part of our strategy, in 1994 we entered into a programming arrangement with Showtime whereby we provided television series and movies for premiere on Showtime. Showtime agreed to license from us exclusive U.S. pay television rights to the following television series: (a) 132 hours (six seasons) of The Outer Limits (winner of the Cable Ace award for Best Dramatic Series in 1995 and 1996), all of which have aired; (b) 66 episodes (three seasons) of Poltergeist: The Legacy, all of which have aired; and (c) 110 episodes (five seasons) of Stargate SG-1, all of which have aired. We have no further commitments from Showtime with respect to these series. Following their initial exhibition cycle on Showtime, we have exploited these programs further in other markets. In this respect, we entered into a license agreement with USA/Sci-Fi Channel for the exclusive domestic basic cable exhibition rights of The Outer Limits, Poltergeist: The Legacy and Stargate SG-1. We are producing 84 new episodes of Stargate SG-1 for USA/Sci Fi, of which 54 episodes have aired as of December 31, 2004, 20 episodes will be aired in 2005 and ten episodes will be aired in 2006. In continuance of this strategy, we have entered into a license agreement with USA/Sci-Fi Channel with respect to the production of 40 episodes of Stargate Atlantis, a new one-hour action adventure series based on our successful Stargate franchise. Ten episodes of Stargate Atlantis have aired as of December 31, 2004, 20 episodes will air in 2005 and ten episodes will air in 2006.

The programming agreement with Showtime also included a commitment by Showtime to license eight made-for-television movies from us, none of which remain to be produced as of December 31, 2004. One of the licensed movies, Dirty Pictures, won the Golden Globe award for “Best Mini-Series or Motion Picture Made for Television” in 2001, giving Showtime its first ever victory in that category. In addition, Showtime has committed to licensing three one-hour series, the first of which, Jeremiah, is a one-hour action series. Thirty-five episodes of Jeremiah have been produced, and all of such episodes have aired as of December 31, 2004. The second series is Dead Like Me, a one-hour drama. Thirty episodes have been produced and all have aired as of December 31, 2004. The additional series commitment remains to be produced.

In first-run syndication, we launched a new series for the 2002/2003 broadcast season called She Spies in an arrangement with NBC for station clearances on NBC owned and operated stations. She Spies was renewed for the 2003/2004 broadcast season. Forty episodes of the series were produced as of December 31, 2003, and all episodes have aired as of December 31, 2004. In addition, all 40 episodes have been cleared on NBC owned and operated stations for the 2004/2005 broadcast season.

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

Our rich film library provides us with a vast resource for developing television production and potential licensing opportunities. Much of our past success has resulted from transforming such library product into successful television franchises, such as In the Heat of the Night, Stargate SG-1, Stargate Atlantis and The Outer Limits. Currently, we are developing the following projects, among others: Legally Blonde, a one-hour series adaptation of our recent hit feature films; Barbershop, a half-hour series adaptation of our recent hit feature film; and The Thomas Crown Affairs, a one-hour adaptation of our popular feature film.

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

Our goal is to release a slate of films appealing to a wide variety of audiences. By strategically timing the release of our motion pictures throughout the year, we seek to avoid some of the risks posed when a motion picture is inappropriately released during the most crowded and competitive box office seasons. We believe that this strategy is unlikely to have a negative impact on our ability to generate home video rentals.

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

Digital Distribution.    On March 27, 2002, a wholly-owned subsidiary, MGM Digital Development Inc., acquired a one-seventh interest in NDC, LLC, a partnership created with the six other major studios to (a) develop and/or ratify standards for digital motion picture equipment and for digital cinema technology to be used in the delivery of high quality in-theatre digital cinema and (b) update and deploy a limited amount of new digital motion picture equipment in theatres. We have contributed approximately $1.2 million for our equity interest in the joint venture. The initial term of the agreement has been extended and now expires on September 30, 2005.

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

Home Video Distribution

Our marketing and distribution strategy in the home video market domestically and internationally has been to (a) market our motion picture and television titles in cohesive consumer and retailer promotions, (b) create branded product lines, (c) adapt to a maturing VHS market and a growing DVD market and (d) release new motion pictures into the home entertainment market at the time of the year that we believe will achieve the best results.

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

Additionally, in connection with new films which we release into the market, we often release related library films, or groups of library films, in order to increase sales of both the library films and new releases. An example is the release of the James Bond library titles in connection with the November 2002 theatrical release of Die Another Day. Another example is the re-promotion of Barbershop in connection with the February 2004 theatrical release of Barbershop 2. Furthermore, we have released 1,000 MGM DVD titles and now have a critical mass of properties in the marketplace from which we are able to create effective promotions that target the growing DVD consumer base.

MGM Home Entertainment manages the marketing and distribution of our current feature motion pictures and library product in the home video and other home entertainment markets.

In June 1999, we entered into an agreement with Fox Home Entertainment pursuant to which Fox Home Entertainment provides distribution services for our films in the international home video market. This distribution arrangement became effective on February 1, 2000. On June 24, 2003, we gave notice to Fox Home Entertainment of our intent to terminate the agreement as of January 31, 2004 as permitted under the agreement. However, we negotiated to continue the agreement in a modified form under which Fox has continued to provide subdistribution services in certain territories and we continue to reserve broad powers to direct and control the handling of our home video product. In 2003, we expanded our sales and marketing operations in Western Europe, adding France and Germany to operations already in place in the UK. We also added to our North American sales, marketing and distribution operations with the addition of Canada to our existing U.S. distribution. Furthermore, in early 2004 we took control of all sales, marketing and distribution operations in the UK, France, Germany, Australia and Benelux.

From 2001 to 2004, we increased our annual worldwide home video gross revenue from feature films from $584.5 million to $919.2 million. We believe that this increase is in part a result of effective and efficient sales, marketing and distribution of new release and library product and the growth of the DVD market.

In 2004, we continued to focus on developing strong retail relationships and programs that have increased our in-store presence. This presence has, in turn, increased our exposure to the end-consumer at retail and has had a positive impact on sales. Furthermore, our retailers have recognized our successful sales and distribution effort. In 2004, we were named Sam’s Club Vendor of the Third Quarter, K-Mart’s Entertainment & Leisure Vendor of the Year for Australia and received the AAFES Best Partner Award. In 2003, we were named Vendor of the Year from Best Buy, an award we also won in 2001. We also received the Altitunes Vendor of the Year award and the Shopko Vendor of the Year award for the second consecutive year.

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

In 2004, we continued efforts to expand our video library domestically and internationally through the acquisition of distribution rights from third parties, and the internal development of films that leverage our properties. An example of this is the December 2004 DVD premiere and release of Species III, which is the sequel to the Species and Species II theatrical features.

We intend to continue capitalizing on growing distribution formats such as DVD. The DVD console installed base in the United States grew from over one million households at the beginning of 1999 to a base of approximately 68 million households by the end of 2004. We believe that this rapid growth, combined with the strong desire among new DVD owners to create new film collections, will continue to be a source of incremental revenue for us.

Our DVD sales have increased from $388.1 million in 2001 to $910.8 million in 2004, an increase of approximately 135 percent. The increase in DVD sales was partially offset by a drop in videocassette format sales, resulting in an approximate 64 percent increase in worldwide home video sales. We intend to continue expansion and exploitation of our DVD library product into 2005.

We also seek to capitalize on emerging distribution technologies such as video-on-demand, a technology that gives consumers the ability to order and control the playback of a feature film or other property. As an example, in 2001, we entered into a video-on-demand joint venture, now named Movielink, with four other major studios to distribute our properties. In 2002, Movielink launched a video-on-demand service over the Internet.

The development and/or emergence of such distribution technologies, platforms and formats, however, is dependent on the development and rollout of technology, as well as other external factors, and may create new risks to our ability to protect our intellectual property. See “—Competition.”

Television Distribution

General.    We frequently license our current theatrical motion pictures for pay television through output agreements pursuant to which films not yet produced are pre-licensed for a specified fee paid on delivery. We believe that output agreements with international distributors with recognized expertise are beneficial.

We seek to enter into relatively short-term licenses of our library motion pictures for pay and free television with title selections designed for the relevant marketplace. We have created a proprietary database for use by our sales force which contains detailed information on each of our films, including dates of availability, media controlled by us, sales history, genre, format, length, stars, soundtrack, etc. The sales force can utilize this information in order to fulfill customer demand for strategically designed offerings of motion pictures based on various criteria. We believe that this system has provided our sales force with an advantage in a competitive marketplace that requires large amounts of diverse content.

Domestic Pay Television.    We have a theatrical motion picture output agreement with Showtime requiring our future theatrical motion pictures to air on Showtime’s pay television network. We have extended the output term of the agreement with Showtime to cover pictures theatrically released in the U.S. commencing January 1, 2000 and continuing until the earlier of December 31, 2008 or the delivery of 270 pictures under the agreement. We have delivered 61 titles to date. The license fees for each picture are generally determined according to a formula based on U.S. theatrical rentals of such picture.

In September 2001, we entered into a ten-year licensing agreement with Starz Encore Group that includes over 1,100 of our library films. The deal generates significant revenue and cash flow from the library titles and, because the movies will shift in and out of Starz Encore windows, we will also be able to sell them to other buyers throughout the course of the license term.

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

In February 2002, we transitioned our barter sales operations to MGM-NBC Media Sales, LLC, a new media sales company formed by MGM Domestic Television Distribution LLC and NBC Enterprises, Inc., to act as an agent to sell barter advertising spots received by each company as full or partial consideration from the licensing of feature film and television programming product in the domestic syndication market. The joint venture recognized income from fees earned on each company’s barter sales and incurred overhead costs to operate the joint venture, which were shared between the companies. Each company was entitled to its share of the net profits or losses of MGM-NBC Media Sales, LLC based on a contractual formula as specified in the agreement. As of June 30, 2004 the parties agreed to terminate the venture as of the end of 2004. Under the termination agreement, we assumed the sale of advertising spots for our programming in the domestic television syndication market in July 2004. On September 30, 2004 the joint venture was terminated and all distribution agreements were terminated by December 31, 2004.

In connection with the acquisition of MGM/UA by Pathe in November 1990, MGM-Pathe licensed the domestic free television rights to a substantial portion of its library (the UA library and the post-1986 MGM/UA titles in theatrical release at the time, constituting approximately 850 titles) and selected television programs to Turner for a period of ten years beginning from the availability of each such product in that market. The license excludes motion pictures released theatrically beginning in 1987. With respect to all but 85 motion pictures covered by the Turner license, the domestic free television rights revert to us by the end of 2005. We expect to receive relatively little revenue from the licensing of the product covered by the agreement with Turner in the domestic free television market until such product reverts to us. We completed negotiations with Turner to accelerate the termination of the Turner license. All rights revert by the end of 2006. We believe that, due to the significant increases in licensing fees for domestic television since 1990, the expiration of the Turner license and our subsequent ability to freely license the library in this market, together with our ability to utilize these titles on MGM branded cable and satellite channels, will generate incremental revenue for us. See “—Film and Television Library.”

In June 2001, we entered into an agreement with the United Paramount Network (UPN) to supply one film per week to the network, which is broadcast in its Saturday daytime slot. We sell the network advertising within the films in a revenue sharing arrangement with UPN. In April 2002, UPN exercised its first option to renew the agreement for an additional year. In March 2003, UPN exercised its second option to renew the agreement for a third year through September 5, 2004. Currently, we have a new movie weekly agreement through Fall 2005 with an option for an additional three years.

In April 2002, MGM Worldwide Television Distribution entered into an agreement with the Viacom owned television networks, The New TNN: The National Network (now named Spike TV), CBS and UPN for them to license from us the exclusive U.S. television rights to 15 classic titles from the James Bond franchise. The agreement represents the first time that the three Viacom networks, Spike TV, CBS and UPN, acquired programming in one cross-platform agreement. In March 2003, we entered into another agreement with those networks for additional Bond titles and in February 2004 we renewed the April 2002 agreement through 2006. In

May 2003, we entered into a Prime Time 52-Week Movie Package agreement with PAX TV. In February 2004, we renewed our MGM Movie Night deal with PAX TV for an additional season through September 2005.

In May 2003, effective in July 2003, we entered into an agreement with Rainbow Media Holdings, Inc., American Movie Classics Company, WE: Women’s Entertainment LLC and The Independent Film Channel LLC for them to license from us approximately 200 library films on an exclusive basis and approximately 250 library films on a non-exclusive basis for use on their cable channels. With respect to the exclusive films, the license provides for 12-month windows of exhibition, which are shorter than customary license windows.

In 2004 we concluded negotiations for a French-language free television Canadian output agreement with TQS, Inc. which includes ten library features per year over the next four years. We have reached agreement to license Stargate Atlantis in Canada to Coru Entertainment and SPACE/CHUM Television.

Network Television.    In 2002, we launched She Spies into syndication with NBC. The show ran on the NBC network during the summer and in syndication in the fall. In early 2003, we renewed the series on the NBC stations for a second season and it cleared over 98 percent of the U.S. for 2003-2004 season. She Spies has been cleared in over 98 percent of the U.S. for the 2004-2005 season.

International Pay and Free Television.    We currently distribute our motion pictures and television product through pay television licenses in over 100 territories. We have output agreements with licensees in major territories, including Germany, France, the United Kingdom, Italy, Japan, Latin America and Brazil. Financial instability and increased concentration of buyers in foreign television markets, including in European pay television markets, may adversely affect our ability to renew output agreements on favorable terms. In 2004, we recognized $94.6 million in revenue from international pay television distribution, accounting for five percent of our total revenue for the year. In October 2002, we entered into a new output agreement with Premiere, the leading pay-television provider in Germany and Austria. The new agreement replaces our prior agreement with KirchGruppe, which filed for bankruptcy protection in Germany. The new agreement contains lower license fees but also provides for the launch of an MGM-branded channel in Germany. See “—Branded Cable and Satellite Channels.”

We currently distribute our motion pictures and television product through free television licenses in over 100 territories. In 2004, we recognized $193.7 million in revenues under these agreements, accounting for 11 percent of our total revenues for the year. These license arrangements typically provide licensees with the right to exhibit the licensed motion pictures on television for a specific number of airings over a period of three to seven years.

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

In March 2001, we entered into an innovative, multi-year agreement with NBC Enterprises & Syndication which was extended in January 2003, under which we will provide distribution services for certain NBC Studios programming across all territories outside of North America. We handle the sales and distribution of all of NBC Studios’ current and future series and movies for television, including the prime-time series Crossing Jordan, Will & Grace, Las Vegas, American Dreams and Happy Family. Also included in the agreement are a library component, made-for-television movies, mini-series, soap operas and specials.

In May 2002, we entered into an arrangement to acquire the foreign television rights (including Canada) to the Showtime series entitled The L Word. Showtime aired the two-hour pilot and 13 one-hour episodes in 2004 for season one. Twelve one-hour episodes for season two are scheduled for 2005. In January 2005 Showtime announced 12 new one-hour episodes to run in the third season.

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

We have interests in channels reaching the following markets:

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

Israel:    In August 1999, we entered into an agreement with Tel-Ad (Israel) to establish a movie channel showcasing the MGM film library in the region. The MGM Movie Channel launched on July 1, 2001 into digital cable and direct to home satellite. We hold a 35 percent equity interest in the channel. We have entered into a program licensing agreement with the channel and receive a branding fee for the channel’s use of the MGM brand.

India:    In August 2000, we entered into an agreement with Zee TV (India) to launch a Zee/MGM branded library movie service in India (and the surrounding markets of Pakistan, Bangladesh, Nepal, Sri Lanka and Maldives). Our agreement provided us with a 30 percent equity interest in the venture, which was launched on November 1, 2000. In October 2004, we ceased our co-branding of the channel and allowed our program license and trademark agreements with the channel to expire. We are currently involved in negotiations with Zee to resolve outstanding claims related to the service.

New Zealand:    In 2001, we entered into a deal with Sky New Zealand whereby Sky agreed to carry a movie channel showcasing our film library in New Zealand. The channel launched in June 2001 and is broadcast on Sky’s direct to home satellite service. We own 100 percent of the channel.

Pan Regional:    In 2001, we launched what is now our Pan-Regional MGM service. Since our launch, we have entered into numerous affiliations with cable and direct-to-home satellite operators to distribute the channel across a wide array of markets, including Africa, the former Soviet Union, Greece, Turkey, the Netherlands, Poland, Malta, Iceland and the Middle East. We own 100 percent of our Pan-Regional channel. In June 2004, we expanded our Pan-Regional service into two separate channel feeds, each targeting different sets of markets within the Pan-Regional footprints.

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

German-Speaking Europe:    In October 2002, we announced that we had entered into an agreement with Premiere to launch an MGM-branded channel in Germany and Austria. The channel was launched in April 2003. In October 2003, we began distributing this channel into Switzerland and Liechtenstein through an agreement with Teleclub AG.

Greater China and Southeast Asia:    In July 2003, we announced that we had entered into a strategic alliance with CNBC Asia Pacific to produce and distribute a new MGM branded channel (in English with Chinese subtitles) to cable, satellite and other platform operators across Southeast Asia and the Greater China markets. We own 100 percent of this channel. Since the launch of this channel in October 2003, we have entered into a variety of affiliations with platform, operators to distribute the channel to subscribers across a number of markets in the region, including Malaysia, Hong Kong, Singapore, Indonesia, Taiwan, Thailand and Macau.

Spain:    In May 2004, we announced that we had entered into an agreement with Media Park S.A. of Barcelona, Spain to launch and distribute a Castilian-dubbed 24-hour per day MGM branded channel to subscribers in Spain. As part of this agreement, Media Park agreed to re-brand its existing “canalstar” channel as the MGM channel, and program the channel with selections from the MGM library. The MGM Channel in Spain launched on July 1, 2004.

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

Trademarks and Consumer Products

We own a portfolio of over 2,200 trademark registrations around the world for such venerable trademarks as METRO-GOLDWYN-MAYER, MGM, the MGM Lion Logo, UNITED ARTISTS, UA, ORION, CANNON and variations thereof. We also own or control trademarks and characters associated with motion pictures and television series we produced and/or distributed, such as THE PINK PANTHER and ROCKY. In 2004, we realized over $27.1 million in revenue from the licensing of these trademarks and characters, including interactive media products.

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

In February 1980, our predecessor-in-interest granted to a predecessor-in-interest of MGM MIRAGE an exclusive open-ended royalty-free license to use the trademark MGM, as well as certain stylized lion depictions, in its resort hotel and/or gaming businesses and other businesses not related to filmed entertainment. This license was amended in 1998. In June 2000, the license was further amended to allow MGM MIRAGE to use the trademark MGM in combination with the trademark MIRAGE to the same extent that it was permitted theretofore with regard to the MGM Grand trademark. In consideration of this further grant of rights, MGM MIRAGE agreed to pay an annual license fee of $1.0 million. MGM MIRAGE paid us $1.0 million (in advance) in June 2000, $1.0 million in July 2001, $1.0 million in July 2002, and $1.0 million in July 2003. Beginning in the Fall of 2003, the Company entered into discussions with MGM MIRAGE to clarify certain terms of the license and to separate ownership of the MGM MIRAGE trademarks from the Company’s trademarks. In May 2004, we entered into a Trademark Coexistence and Assignment Agreement with MGM MIRAGE whereby the MGM Grand trademarks were assigned to MGM MIRAGE in exchange for a broadening of the category of goods and services for which MGM has exclusivity with regard to the use of the trademark MGM (and derivatives thereof). This agreement replaces and supersedes the above-named license (as amended), but maintains (in a separate license agreement) all of the terms and conditions (including the $1.0 million annual payment) of the June 2000 amendment regarding the use by MGM MIRAGE of the trademark MGM in combination with the trademark MIRAGE. MGM MIRAGE paid us $1.0 million on June 30, 2004 in accordance with the provisions of this new License Agreement.

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

Employees and Labor Matters

As of December 31, 2004, we had approximately 1,440 full-time and part-time regular employees in our worldwide operations. Of that total, approximately 100 were primarily engaged in production and development, approximately 680 were primarily engaged in sales, marketing and distribution and approximately 660 were primarily engaged in management and administration. There are 279 of our employees who are currently covered by employment contracts. We also hire additional employees on a picture-by-picture basis in connection with the production of our motion pictures and television programming. The salaries of these additional employees, as well as portions of the salaries of certain full-time employees who provide direct production services, are typically allocated to the capitalized cost of the related motion pictures or television programming. We believe that our employee and labor relations are good.

There are 17 of our current employees (and many of the employees or independent contractors that we hire on a project-by-project basis) who are represented under industry-wide collective bargaining agreements with various unions, including the Writers Guild of America, the Directors Guild of America, the Screen Actors Guild and the International Alliance of Theatrical Stage Employees. The motion picture and television programs produced by MGM Studios, and the other major studios in the United States, generally employ actors, writers and directors who are members of the Screen Actors Guild, Writers Guild of America and Directors Guild of

America, respectively, pursuant to industry-wide collective bargaining agreements. The collective bargaining agreement with the Writers Guild of America expires on October 31, 2007. The collective bargaining agreement with the Screen Actors Guild expires on June 30, 2005. The parties are currently in negotiations for a successor agreement. The collective bargaining agreement with the Directors Guild of America expires on June 30, 2008. Many productions also employ members of a number of other labor organizations including, without limitation, the International Alliance of Theatrical and Stage Employees and the International Brotherhood of Teamsters. The collective bargaining agreement with Teamsters Local 399 expires on July 31, 2007. The collective bargaining agreement with the International Alliance of Theatrical and Stage Employees expires on July 31, 2006. A strike by one or more of the unions that provide personnel essential to the production of motion pictures or television programs could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time involved, could cause delay or interruption in our release of new motion pictures and television programs and thereby could adversely affect our cash flow and revenues. Our revenues from motion pictures and television programs in our library should not be affected and may partially offset the effects of a strike to the extent, if any, that television exhibitors buy more library product to compensate for interruption in their first-run programming.

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

By letter dated November 15, 2001, we received a request from the Department of Justice for a voluntary production of information and documents relating to our Movielink video-on-demand joint venture with four other major studios. We complied with that request. On June 3, 2004, the Department of Justice announced that it had closed its investigation of Movielink.

Item 2.    Properties

We lease approximately 341,600 square feet, as well as related parking and storage facilities, for our corporate headquarters in Los Angeles, California under a 15-year lease expiring in May 2018. We also lease approximately 28,500 square feet in New York City for our East Coast publicity, marketing and theatrical and television distribution offices under a lease that expires on October 31, 2014. We also lease approximately 146,400 square feet under a five-year lease which began in August 2003 in the Colorado Center office complex in Santa Monica, California. On December 31, 2004 the aggregate monthly rent for our New York City office and our Los Angeles and Santa Monica offices was approximately $2.1 million (in addition to taxes, insurance and certain expenses paid by us). In addition, we maintain small home entertainment and domestic theatrical and television distribution branches in various locations in the United States. We have small international television and home entertainment distribution offices in cities including London, Melbourne, Sydney, Frankfurt, Paris, Amsterdam, Brussels and Toronto. The current annual rent for international properties is approximately $1.8 million in the aggregate. Our current monthly rent for the warehouse and storage facilities that house, among other things, our film and video inventory, records, furniture and artwork, is approximately $118,200. We also lease studio facilities and stages from unaffiliated parties. Such leases are generally on an as-needed basis in connection with the production of specific motion picture and television projects.

Item 3.    Legal Proceedings

On November 15, 2004, Metro-Goldwyn-Mayer Pictures Inc. was served with a complaint in Bradley Richlin, Lance Richlin, Mark Mannis, and Abigail Richlin Schwartz v. Metro-Goldwyn-Mayer Pictures Inc., Geoffrey Productions, Inc., and Does 1 through 10 (Louise Richlin, Elyssa Parton and Michelle Forkel, Nominal Defendants and Involuntary Plaintiffs), filed in the United States District Court for the Central District of California, Case No. CV 04-9162 DDP(AJWx). Plaintiffs allege that the screenplay for the original The Pink Panther film (the “Film”) was based on a separately copyrightable “treatment” created by Maurice Richlin and Blake Edwards and that joint authorship rights in that “treatment” reverted to Richlin’s heirs in 1991, the year the copyright in the Film was renewed. Plaintiffs seek a declaration that they own a 50 percent share of the copyright in the “treatment,” that the Film and all works based on the Film are derivative works of such “treatment,” and that Plaintiffs are owed 50 percent of monies received by Defendants from the exploitation of the “treatment” since 1991. Plaintiffs seek an accounting of all financial records related to the Film and its derivative works. Metro-Goldwyn-Mayer Pictures Inc. filed an answer to the complaint on January 4, 2005.

On April 16, 2004, MGM and MGM Studios (along with Eon Productions Limited, Danjaq SA and Danjaq LLC) were served with a complaint in Legislator 1357 Limited/Legislator 1358 Limited (suing as the Trustees of the Ian Fleming Will Trust) v. Eon Productions et al. filed in the High Court of Justice Chancery Division in London, England. Claimants seek an accounting and payment of sums pursuant to that accounting or, alternatively, seek a declaration that the Ian Fleming Trust is entitled to an audit with respect to the James Bond pictures.

Following our submission of a claim for coverage under the Contingent Extra Expense Insurance Policy issued in connection with the picture Red Corner, certain of the insurers disputed coverage and, on December 1, 2000, filed a lawsuit entitled HIH Casualty and General Insurance Ltd., et al., v. Metro-Goldwyn-Mayer Inc. and United Artists Corporation Limited in the Commercial Court in England, purporting to avoid the policy and/or seeking damages for alleged misrepresentations and/or non-disclosures. We retained English counsel and sought to enforce our rights pursuant to the policy. In June 2004, settlements with all remaining parties were reached.

On December 13, 2002, MGM, one of its subsidiaries, and five retail entities (each of which is indemnified by MGM), were served with a complaint in Warren Eallonardo v. Metro-Goldwyn-Mayer Inc. et al. (L.A.S.C. Case No. BC286950) which is a class action lawsuit alleging fraud, false advertising and unfair business practices under the California Business & Professions Code and Consumer Legal Remedies Act arising from representations contained in packaging of certain of MGM’s DVDs that allegedly mislead or deceive consumers regarding the characteristics of MGM’s widescreen DVDs. The class is alleged to include all those who purchased MGM widescreen DVDs shot in the aspect ratio of 1:85 or 1:33 between certain dates. On July 10, 2003, plaintiff filed its final and Third Amended Complaint in which it added an additional named plaintiff and also added a cause of action for breach of the implied warranty of merchantability. Plaintiffs seek compensatory and punitive damages and attorneys fees. The court thus far has made no findings as to the merits of the litigation, or any ruling to certify a class. On May 5, 2004, the Court granted plaintiff’s unopposed Motion to Enforce Settlement and subsequently adopted our Notice Plan. The parties finalized the Long Form Notice and the Settlement Agreement, and on December 20, 2004, the Court signed the Order which preliminarily approved the settlement. The 60-day claim filing window closes on March 31, 2005, and final approval of the settlement is scheduled for hearing on May 16, 2005. Class-action counsel for plaintiffs also will seek an award of attorneys’ fees.

In addition, from time to time, we become involved in other litigation arising in the normal course of business. We believe that none of the litigation currently pending will have a material adverse effect on our financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Securityholders

On December 17, 2004, a Special Meeting of the Stockholders of MGM was held to consider and vote upon a proposal to adopt the Agreement and Plan of Merger, dated as of September 23, 2004, by and between LOC Acquisition Company and MGM. After a vote duly taken, the Agreement and Plan of Merger was adopted and the results of the voting are as follows:

Voting Results
For Vote	218,708,450
Against Vote	223,468
Abstain Vote	38,657
Broker Non-Vote	0

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is listed with, and trades on, the New York Stock Exchange under the symbol “MGM.” On February 24, 2005, the closing sale price per share of our common stock on the NYSE, as reported by the Dow Jones News Retrieval, was $11.90. The following table sets forth the high and low sale prices of the common stock on the NYSE, as reported by the Dow Jones News Retrieval, for our two most recent fiscal years.

	High	Low
2003
First Quarter	$14.23	$9.11
Second Quarter	12.75	10.26
Third Quarter	15.45	11.65
Fourth Quarter	17.37	14.90

2004
First Quarter	$18.15	$15.70
Second Quarter	21.06	11.71
Third Quarter	12.86	11.01
Fourth Quarter	11.89	11.60

As of February 24, 2005, there were 238,635,783 shares issued and outstanding and in excess of 2,000 beneficial holders of our common stock, including individual participants in security position listings.

On April 26, 2004, we declared a special one-time cash dividend of $8.00 per share to stockholders of record on May 7, 2004, which was paid on May 17, 2004. The cash dividend, aggregating approximately $1.89 billion, was financed by borrowings under our new $2.4 billion credit facility. Under the merger agreement, we are prohibited from paying any other dividend. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table provides information as of December 31, 2004 with respect to shares of the common stock that are authorized for issuance and may be issued under the Company’s equity compensation plans from time to time to employees and directors of the Company. All of the Company’s equity compensation plans, including the Stock Incentive Plan, the Director Stock Plan and the Employee Incentive Plan, have been approved by the Company’s stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
	(a)		(b)	(c)
Equity compensation plans approved by stockholders	26,714,799	(1)	$11.49	3,718,734	(2)
Equity compensation plans not approved by stockholders	—		—	—

(1)	Consists of shares subject to issuance upon the exercise of outstanding stock options.

(2)	Includes 31,394 shares available for future issuance under the Director Stock Plan and 1,000,000 shares reserved for issuance under certain circumstances pursuant to the Employee Incentive Plan.

Item 6.    Selected Consolidated Financial Data

Our selected consolidated financial data presented below have been derived from our audited consolidated financial statements and should be read in conjunction with the related Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2000	2001(1)	2002(1)	2003(1)	2004(1)
	(in thousands, except share and per share data)
Statements of Operations Data:
Revenues	$1,237,447	$1,387,531	$1,654,102	$1,883,027	$1,724,804
Expenses:
Operating	771,811	766,330	1,062,956	983,939	865,776
Selling, general and administrative	339,458	585,255	671,817	882,906	809,551
Severance and related costs (recoveries)	(3,715)	—	—	—	—
Depreciation and non-film amortization	28,648	32,952	20,467	17,300	15,147

	1,136,202	1,384,537	1,755,240	1,884,145	1,690,474

Operating income (loss)	101,245	2,994	(101,138)	(1,118)	34,330
Write-down on investment in cable channels	—	—	—	(93,059)	—
Gain on sale of equity interest in cable channel	—	—	32,514	—	—
Equity in net earnings (losses) of affiliates	1,953	(2,421)	13,561	310	(4,847)
Interest expense, net of amounts capitalized	(51,425)	(51,494)	(79,929)	(60,229)	(63,601)
Interest and other income, net	12,706	9,478	7,432	16,148	8,411
Other non-recurring costs	—	—	—	(5,099)	(7,026)

Income (loss) before (provision) benefit for income taxes	64,479	(41,443)	(127,560)	(143,047)	(32,733)
Income tax (provision) benefit	(13,480)	(14,297)	(14,687)	(18,714)	3,522

Net income (loss) before cumulative effect of accounting change	50,999	(55,740)	(142,247)	(161,761)	(29,211)
Cumulative effect of accounting change	—	(382,318)	—	—	—

Net income (loss)	$50,999	$(438,058)	$(142,247)	$(161,761)	$(29,211)

Income (loss) per share:
Basic:
Net income (loss) before cumulative effect of accounting change	$0.25	$(0.24)	$(0.57)	$(0.66)	$(0.12)
Cumulative effect of accounting change	—	(1.65)	—	—	—

Net income (loss)	$0.25	$(1.89)	$(0.57)	$(0.66)	$(0.12)

Diluted:
Net income (loss) before cumulative effect of accounting change	$0.24	$(0.24)	$(0.57)	$(0.66)	$(0.12)
Cumulative effect of accounting change	—	(1.65)	$—	—	—

Net income (loss)	$0.24	$(1.89)	$(0.57)	$(0.66)	$(0.12)

Weighted average number of common shares outstanding:
Basic	204,797,589	232,082,403	248,355,556	245,584,705	237,243,202
Diluted	210,313,274	232,082,403	248,355,556	245,584,705	237,243,202

Other Operating Data (unaudited):
Cash flow provided by (used in) operating activities	$(182,459)	$3,815	(88,779)	$192,515	$140,841
Cash flow provided by (used in) investing activities	(18,244)	(844,787)	241,113	477,580	(18,187)
Cash flow provided by (used in) financing activities	125,845	766,941	437,932	(1,201,621)	(67,285)
EBITDA (unaudited)(2, 3)	129,893	35,946	(80,671)	16,182	49,477
Capital expenditures	12,259	9,905	23,055	27,459	15,471
Depreciation expense	13,913	18,218	20,467	17,300	15,147

Balance Sheet Data:
Cash and cash equivalents	$77,140	$2,698	$593,131	$61,894	$117,365
Film and television costs, net	2,422,799	2,035,277	1,870,692	1,788,225	1,771,183
Total assets	3,548,190	3,923,164	4,268,974	3,106,571	3,283,801
Bank and other debt	709,952	836,186	1,156,725	813	1,984,000
Stockholders’ equity	2,309,687	2,489,482	2,514,466	2,328,371	322,311

(1)	Reflects the adoption of American Institute of Certified Public Accountants Statement of Position 00-2 on January 1, 2001, which established new accounting and reporting standards for all producers and distributors that own or hold the rights to distribute or exhibit films. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—New Accounting Pronouncements.” We recorded a one-time, non-cash cumulative effect charge to earnings of $382.3 million for adoption of the standard, primarily to reduce the carrying value of our film and television costs.

(2)	“EBITDA” is defined as earnings before interest, taxes, depreciation and non-film amortization. While management considers EBITDA to be an important measure of comparative operating performance, it should not be construed as an alternative to operating income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles); EBITDA does not reflect cash necessary or available to fund cash requirements, and the items excluded from EBITDA, such as depreciation and non-film amortization, are significant components in assessing our financial performance. Other significant uses of cash flows are required before cash will be available to us, including debt service, taxes and cash expenditures for various long-term assets. Our calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

(3)	Our calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. For purposes of our calculation, EBITDA includes operating income (loss) and the add-back of depreciation and non-film amortization expense of $15,147, $17,300, $20,467, $32,952 and $28,648 for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively.

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

Recent Developments

Merger with LOC Acquisition Company.    On September 23, 2004, we entered into an Agreement and Plan of Merger with LOC Acquisition Company, a Delaware corporation owned by a consortium comprised of Sony Corporation of America, Providence Equity Partners, Texas Pacific Group, Comcast Corporation and DLJ Merchant Banking Partners. Under the agreement, the consortium will acquire MGM for $12.00 in cash per share of our common stock plus the assumption of our debt. Completion of the merger is subject to various regulatory approvals and customary closing conditions. JP Morgan Chase and Credit Suisse First Boston have committed to provide the consortium with up to $4.25 billion of senior debt financing. The consortium’s obligation to acquire MGM is conditioned upon consummation of the debt financing on the terms set forth in the commitment letters delivered by JP Morgan Chase and Credit Suisse First Boston or substitute financing which, if the debt financing commitments become unavailable, the consortium is obligated to use its reasonable best efforts to obtain. MGM’s stockholders approved the merger at a special meeting held on December 17, 2004. In connection with the merger agreement, Tracinda and 250 Rodeo voted all of their shares of MGM common stock in favor of the merger.

In connection with the merger agreement, we and Sony entered into a Deposit Agreement, dated as of September 13, 2004, as amended, pursuant to which Sony paid us a $150 million deposit. In addition, in connection with the merger agreement, we entered into an Indemnity Agreement with Tracinda, 250 Rodeo and Mr. Kerkorian pursuant to which we will indemnify Tracinda, 250 Rodeo and Mr. Kerkorian against certain liabilities relating to the transactions contemplated by the merger agreement.

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

Although we have no reason to believe that the merger will not be consummated, the pendency of a merger involving a motion picture studio tends to create uncertainty in the entertainment business community. As a result, it has been more difficult for us to attract development projects, attach talent to projects, commence productions, and implement distribution initiatives in the home video and television sales markets during the progress of merger discussions and the executory period of the merger agreement. Accordingly, in the event that the merger should fail to be consummated, there may be a gap or reduction in the number of motion picture releases for a period of time following termination of the merger agreement until we can reinvigorate our development, production and distribution activities. In addition, we could face a loss of personnel or a decline in morale if the merger should fail to be consummated. Such occurrences could be expected to have, at least temporarily, a significant adverse effect upon our business. In the event that, as a result of termination of the merger agreement, we retain Sony’s $150 million deposit, these adverse effects would be mitigated but there is no guarantee that the deposit alone would be sufficient to mitigate the entire negative effect of non-consummation of the merger.

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

The merger agreement is presently expected to close shortly after the end of the first quarter of 2005. However, there can be no assurance that all of the conditions to the merger, including the conditions within our control, will be satisfied or that the merger will be completed.

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

New Credit Facility.    On April 26, 2004, we entered into a fourth amended and restated credit facility with a syndicate of banks aggregating $2.4 billion, consisting of a five-year $400.0 million revolving credit facility, a six-year $400.0 million term loan and a seven-year $1.6 billion term loan, which replaced a pre-existing $1.75 billion amended credit facility. Proceeds from the loans under the new credit facility were used to finance the payment of the $1.89 billion stockholder dividend (see above) and to refinance loans under the pre-existing credit facility. The new revolving credit facility will be used for general corporate purposes.

The credit agreement provides that certain change of control transactions, including a transaction such as the pending merger with LOC Acquisition Company, constitute an event of default resulting in acceleration of the loans and termination of the revolving credit facility. In connection with the closing of the merger, the credit facility will be replaced and superseded by debt financing arranged by the consortium.

In connection with the refinancing of the prior credit facility, we wrote off deferred loan fees of $6.9 million in the year ended December 31, 2004.

Dutch Auction Tender Offer.    On December 4, 2003 we commenced a Dutch Auction tender offer to purchase up to 10,000,000 shares of our common stock at a purchase price not greater than $18.00 nor less than $16.25 per share. Under the procedures for the Dutch Auction tender offer, our stockholders had the opportunity to tender some or all of their shares of common stock at prices specified by the stockholders. We then determined the lowest price per share within the range of $16.25 to $18.00 per share that would enable us to buy 10,000,000 shares, or such lesser number of shares that are properly tendered and not withdrawn. All shares accepted in the Dutch Auction tender offer were purchased by us at the same determined price per share regardless of whether the stockholders tendered at a lower price. Tracinda, 250 Rodeo and Mr. Kerkorian, our principal stockholders, did not participate in the Dutch Auction tender offer, nor did any members of our Board of Directors or executive management.

The Dutch Auction tender offer expired on January 15, 2004. Pursuant to the Dutch Auction tender offer, we purchased 10,000,000 shares of our common stock at an average purchase price of $17.00 per share, or an aggregate amount of $170.0 million, plus offering expenses of approximately $1.0 million. The Dutch Auction tender offer was financed primarily from available cash on hand, net cash flow provided by operating activities and borrowings under the revolving credit facility. See “—Liquidity and Capital Resources.” Currently, Mr. Kerkorian, Tracinda and 250 Rodeo together own approximately 73 percent of our outstanding common stock.

Notice of Termination of Third Party International Subdistribution Agreement.    In June 1999, we entered into an agreement with Fox Home Entertainment pursuant to which Fox Home Entertainment provides distribution services for our films in the international home video market. This distribution arrangement became effective on February 1, 2000. On June 24, 2003, we gave notice to Fox Home Entertainment of our intent to terminate the agreement as of January 31, 2004 as permitted under the agreement. Effective February 1, 2004, we entered into an amended agreement with Fox Home Entertainment under which Fox Home Entertainment will continue to perform subdistribution services in certain territories. All termination payments required under the amended agreement were paid during the quarter ended March 31, 2004. Under the terms of the amended agreement, we pay Fox Home Entertainment a distribution fee based on gross receipts, as defined.

Termination of MGM-NBC Media Sales Joint Venture.    On September 30, 2004, MGM Domestic Television Distribution LLC and NBC Enterprises Inc. terminated their joint venture, MGM-NBC Media Sales, LLC, and all distribution agreements were terminated by December 31, 2004. The joint venture was formed in February 2002 to act as an agent to sell barter advertising spots received by us and NBC as full or partial consideration from the licensing of feature film and television programming product in the domestic television syndication market. Upon termination of the joint venture, we assumed the sale of advertising spots for our programming in the domestic television syndication market.

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

We distribute our motion picture and television productions in foreign countries and, in recent years, have derived approximately 35 to 40 percent of our revenues from foreign sources. Approximately 25 percent of our revenues are denominated in foreign currencies. In addition, we incur certain operating and production costs in foreign currencies. As a result, fluctuations in foreign currency exchange rates can adversely affect our business, results of operations and cash flows. We, in certain instances, enter into foreign currency exchange contracts in order to reduce exposure to changes in foreign currency exchange rates that affect the value of our firm commitments and certain anticipated foreign currency cash flows. These contracts generally mature within one year. We do not enter into foreign currency contracts for speculative purposes. Realized gains and losses on contracts that hedge anticipated future cash flows were not material in any of the periods presented herein. We had foreign currency exchange contracts of a notional amount of 20,346 Euros (or the equivalent $27,538) outstanding at December 31, 2004. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

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

Advertising and other promotional costs are included in selling, general and administrative expenses. The Company includes the cost of duplicating prints, which is a physical product, in operating costs. However, the Company considers the costs of shipping the prints to customers to be a selling cost as it is part of the Company’s distribution activities, and categorizes such activities as selling costs together with advertising, marketing and other promotional costs. Shipping and handling costs of $89.2 million, $72.8 million and $47.7 million for the years ended December 31, 2004, 2003 and 2002, respectively, have been included in selling, general and administrative expense in the consolidated statements of operations, respectively.

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

Collective Bargaining Agreements.    The motion picture and television programs produced by MGM Studios, and the other major studios in the United States, generally employ actors, writers and directors who are members of the Screen Actors Guild, Writers Guild of America and Directors Guild of America, respectively, pursuant to industry-wide collective bargaining agreements. The collective bargaining agreement with the Writers Guild of America expires on October 31, 2007. The collective bargaining agreement with the Screen Actors Guild expires on June 30, 2005. The parties are currently in negotiations for a successor agreement. The collective bargaining agreement with the Directors Guild of America expires on June 30, 2008. Many productions also employ members of a number of other labor organizations including, without limitation, the International Alliance of Theatrical and Stage Employees and the International Brotherhood of Teamsters. The collective bargaining agreement with Teamsters Local 399 expires on July 31, 2007. The collective bargaining agreement with the International Alliance of Theatrical and Stage Employees expires on July 31, 2006. A strike by one or more of the unions that provide personnel essential to the production of motion pictures or television programs could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time involved, could cause delay or interruption in our release of new motion pictures and television programs and thereby could adversely affect our cash flow and revenues. Our revenues from motion pictures and television programs in our library should not be affected and may partially offset the effects of a strike to the extent, if any, that television exhibitors buy more library product to compensate for interruption in their first-run programming.

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

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which establishes criteria to identify variable interest entities and the primary beneficiary of such entities. An entity that qualifies as a variable interest entity must be consolidated by its primary beneficiary. All other holders of interests in a variable interest entity must disclose the nature, purpose, size and activity of the variable interest entity as well as their maximum exposure to losses as a result of involvement with the variable interest entity. Interpretation No. 46 was revised in December 2003 and is effective for financial statements of public entities that have special-purpose entities, as defined, for periods ending after December 15, 2003. For public entities without special-purpose entities, it is effective for financial statements for periods ending after March 15, 2004. We do not have any special-purpose entities, as defined. We adopted Interpretation No. 46 on January 1, 2004. The adoption of Interpretation No. 46 did not have a material effect on our financial statements.

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R) (revised 2004), “Share-Based Payment,” which is a revision of Statement of Financial

Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes Accounting Opinions Board No. 25, “Accounting for Stock Issued to Employees,” and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than July 1, 2005 and we plan to adopt Statement 123(R) on January 1, 2005.

We adopted the fair-value-based method of accounting for share-based payments effective January 1, 2004 using the “modified prospective method” described in Financial Accounting Standards Board Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Currently, we use the Binomial model to estimate the value of stock options granted to employees and expect to continue to use this acceptable option valuation model upon the required adoption of Statement 123(R). We do not anticipate that adoption of Statement 123(R) will have a material impact on our results of operations or our financial position. Statement 123(R) also requires that the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amounts are not expected to material because we have not historically recorded any tax benefits.

Under the modified prospective method of adoption selected by us under the provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” stock-based employee compensation expense recognized in 2004 is the same as that which would have been recognized had the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 been applied to all awards from its original effective date. During the year ended December 31, 2004, we recorded compensation expense of $30.8 million related to our employee stock incentive plan, which charge has been included in selling, general and administrative expenses in the consolidated statements of operations.

Results of Operations

The following table sets forth our reported operating results for the years ended December 31, 2004, 2003 and 2002.

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Revenues:
Feature films	$1,438,640	$1,651,870	$1,416,947
Television programs	240,530	189,997	171,220
Other	45,634	41,160	65,935

Total revenues	1,724,804	1,883,027	1,654,102

Operating income (loss):
Feature films	148,736	107,922	(40,052)
Television programs	52,309	24,869	4,902
Other	26,537	23,034	39,336
General and administration expenses	(178,105)	(139,643)	(84,857)
Depreciation	(15,147)	(17,300)	(20,467)

Operating income (loss)	34,330	(1,118)	(101,138)
Write-down of investment in cable channels	—	(93,059)	—
Gain on sale of equity interest in cable channel	—	—	32,514
Equity in net earnings (losses) of affiliates	(4,847)	310	13,561
Interest expense, net of amounts capitalized	(63,601)	(60,229)	(79,929)
Interest and other income, net	8,411	16,148	7,432
Other non-recurring costs	(7,026)	(5,099)	—

Loss before benefit (provision) for income taxes	(32,733)	(143,047)	(127,560)
Income tax benefit (provision)	3,522	(18,714)	(14,687)

Net loss	$(29,211)	$(161,761)	$(142,247)

Overview

Year Ended December 31, 2004 vs 2003:    In the year ended December 31, 2004, our revenues decreased $158.2 million, or eight percent, to $1,724.8 million as compared to the year ended December 31, 2003. The decrease in revenues principally reflected lower theatrical and home video revenues in 2004, principally reflecting the contribution in 2003 of Die Another Day, as well as the overall performance of the film slate in 2004 as compared to 2003. The decrease in theatrical and home video revenues was partially offset by an increase in television licensing revenues.

Operating income in 2004 increased to $34.3 million from an operating loss of $1.1 million in 2003, an improvement of $35.4 million. The improvement principally reflected decreased theatrical print and advertising costs, which were $133.1 million lower than in 2003 as our film slate in 2004 had lower releasing costs. Other benefits included the performance of Stargate SG-1 and Stargate Atlantis in worldwide television and home video markets, as well as the collection of an insurance recovery of $6.1 million in 2004. Additionally, in 2003 we incurred a charge associated with the settlement of negotiations with a third party distributor regarding the distribution of our product in the international home video markets. There were no comparable charges in 2004.

In 2004, bad debt expense increased by $16.2 million, principally due to the bankruptcy of a significant international television customer, and general and administrative expenses increased by $38.5 million principally due to our adoption on January 1, 2004 of the fair value recognition provisions of employee stock option accounting, as well as increased facilities expenses and professional fees.

Net loss in 2004 improved to $29.2 million, or $0.12 per share, from a net loss of $161.8 million, or $0.66 per share, in 2003. The decrease in net loss reflected the aforementioned improvement in operating margin. Additionally, we realized certain tax benefits due to a reduction in tax reserves of $10.9 million in 2004 relating to an amendment to a tax ruling, as well as benefits realized due to changes in certain foreign tax withholding rates. In 2003, we incurred a write-down of $93.1 million on our investment in three cable channels, American Movie Classics, The Independent Film Channel and WE: Women’s Entertainment, which were sold in July 2003. In 2004, interest costs increased by $3.4 million, which included the write-off of $6.9 million of deferred loan fees due to the refinancing of our credit facility in April 2004. Additionally, in 2004 interest income decreased by $7.7 million due to lower invested cash balances

Year Ended December 31, 2003 vs 2002:    In the year ended December 31, 2003, our revenues increased $228.9 million, or 14 percent, to $1,883.0 million as compared to the year ended December 31, 2002. The increase in revenues reflected substantially higher worldwide home video revenues, principally due to the home video release in 2003 of Die Another Day, with no comparably performing film in 2002.

Operating loss in 2003 improved to $1.1 million from an operating loss of $101.1 million in 2002. The improvement of $100.0 million reflected the significant contribution from the release in 2003 of Die Another Day as well as lower feature film write-downs than in 2002. Feature film and television program write-downs in 2003 were $6.7 million as compared to write-downs of $103.2 million in 2002. Other savings in 2003 included lower bad debt expense and development project write-off’s. General and administrative expenses, however, increased in 2003 by $54.8 million principally due increased incentive plan costs, facilities charges and professional fees. Additionally, in 2003, we incurred a charge associated with the settlement of negotiations with a third party distributor regarding the distribution of our product in the international home video markets.

Net loss in 2003 increased to $161.8 million, or $0.66 per share, from a net loss of $142.2 million, or $0.57 per share, in 2002. In 2003, we incurred a write-down of $93.1 million on our investment in three cable channels, American Movie Classics, The Independent Film Channel and WE: Women’s Entertainment, which were sold in July 2003. In December 2002, MGM Networks U.S. and Cablevision, together with an affiliate of Cablevision, sold their ownership interests in Bravo to an affiliate of the National Broadcasting Company for $1.25 billion. We received $250.0 million in cash from an affiliate of the National Broadcasting Company for our interest in Bravo, and recorded a gain of $32.5 million on the sale. Due to the sale of these interests, our equity in the net earnings of affiliates decreased in 2003 by $13.3 million.

Additionally, in 2003 interest costs decreased by $19.7 million as we had lower average debt balances than in 2002. Additionally, in 2003 interest income increased by $8.7 million due to higher average invested cash balances than in 2002.

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

The following table reconciles consolidated EBITDA to net loss for the years ended December 31, 2004, 2003 and 2002:

	Year ended December 31,
	2004	2003	2002
	(in thousands)
EBITDA	$49,477	$16,182	$(80,671)
Depreciation	(15,147)	(17,300)	(20,467)

Operating income (loss)	34,330	(1,118)	(101,138)
Write-down of investment in cable channels	—	(93,059)	—
Gain on sale of equity interest in cable channel	—	—	32,514
Equity in net earnings (losses) of affiliates	(4,847)	310	13,561
Interest expense, net of amounts capitalized	(63,601)	(60,229)	(79,929)
Interest and other income	8,411	16,148	7,432
Other non-recurring costs	(7,026)	(5,099)	—

Loss before benefit (provision) for income taxes	(32,733)	(143,047)	(127,560)
Income tax benefit (provision)	3,522	(18,714)	(14,687)

Net loss	$(29,211)	$(161,761)	$(142,247)

See further details of operating changes under segments discussion below.

Feature Films

Consolidated feature films revenues, operating income (loss) are as follows:

	Year ended December 31,
	2004	2003	2002
	(in thousands)
Revenues	$1,438,640	$1,651,870	$1,416,947
Operating income (loss)	$148,736	$107,922	$(40,052)

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues.    Feature film revenues decreased by $213.2 million, or 13 percent, to $1,438.6 million in the year ended December 31, 2004 as compared to the year ended December 31, 2003.

Worldwide theatrical revenues decreased by $116.8 million, or 53 percent, to $104.1 million in 2004. Domestically, we released 14 new films in each of 2004 and 2003. Internationally, we released six films in 2004 as compared to 11 films in 2003. In 2004, our releases included Barbershop 2: Back In Business, Walking Tall, Soul Plane, Agent Cody Banks 2: Destination London, Wicker Park, Sleepover, De-Lovely, Saved and Hotel Rwanda. In 2003, we generated higher theatrical revenues from the continued successful worldwide theatrical release of Die Another Day as well as the new releases Legally Blonde 2: Red, White and Blonde, Out of Time, Uptown Girls, Jeepers Creepers 2, Good Boy! and Agent Cody Banks.

Worldwide home video revenues decreased by $132.4 million, or 12 percent, to $919.2 million in 2004. In 2004, our home video releases included Barbershop 2: Back In Business, Out of Time, Walking Tall, Uptown Girls, Good Boy!, Agent Cody Banks 2: Destination London, Soul Plane, Wicker Park and Sleepover, among others. In 2003, our home video releases included Die Another Day, Legally Blonde 2: Red, White and Blonde, Barbershop, Agent Cody Banks, Jeepers Creepers 2, Bulletproof Monk, Bowling For Columbine, A Guy Thing and Dark Blue, among others. The decrease in home video revenues principally reflected the release of Die Another Day in 2003, which generated $140.1 million in worldwide home video revenues. There were no comparable releases in 2003. In 2004, worldwide DVD sales were $831.6 million as compared to $916.1 million in 2003, which included Die Another Day.

Worldwide pay television revenues from feature films decreased by $1.4 million, or one percent, to $165.6 million in 2004. In 2004, we delivered 14 new films to domestic pay television, including Legally Blonde 2: Red, White and Blonde, Agent Cody Banks, Out of Time, Uptown Girls, Jeepers Creepers 2, Good Boy! and Bulletproof Monk. In 2003, we delivered 18 new films to domestic pay television, including Die Another Day, Barbershop, Windtalkers, Crocodile Hunter, Hart’s War, A Guy Thing and Bowling For Columbine. Network television revenues decreased by $12.9 million, or 53 percent, to $11.5 million in 2004, principally due to the delivery of Legally Blonde and Bandits in 2004 as compared to Hannibal and Return To Me in 2003, which in the aggregate carried higher license fees. Worldwide syndicated television revenues from feature films increased by $40.5 million, or 23 percent, to $218.1 million in 2004, principally due to the sale to basic cable of Hannibal, Legally Blonde, Jeepers Creepers, Heartbreakers, What’s The Worst That Could Happen, Hart’s War, Rollerball and Original Sin in 2004, as compared to the sale of Autumn In New York and Anti-trust in 2003.

Other revenues increased by $9.7 million in 2004, principally due to the receipt of entitlement royalties and timing of miscellaneous income and royalties.

Operating Results.    Operating income from feature films increased by $40.8 million, or 38 percent, to $148.7 million in 2004. Although overall revenues decreased in 2004, we benefited from lower theatrical releasing costs associated with our film slate in 2004 as compared to the film slate in 2003. Theatrical releasing costs in 2004 were $133.1 million lower than in 2003. Additionally, television licensing revenues increased in 2004, which carry lower distribution costs. We also realized an insurance recovery of $6.1 million in 2004. Additionally, in 2003, we incurred a charge associated with the settlement of negotiations with a third party distributor regarding the distribution of our product in the international home video markets (see “—Recent Developments—Notice of Termination of Third Party International Home Video Subdistribution Services Agreement”).

Partially offsetting these benefits in 2004 were new provisions for outside producer claims of $5.5 million. Additionally, feature film write-downs were $7.6 million in 2004 as compared to write-downs of $3.5 million incurred in 2003. Bad debt expense increased by $12.0 million, primarily due to the bankruptcy of a significant international television customer during 2004. There were no such occurrences in 2003.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues.    Feature film revenues increased by $234.9 million, or 17 percent, to $1,651.9 million in the year ended December 31, 2003 as compared to the year ended December 31, 2002.

Worldwide theatrical revenues decreased by $40.4 million, or 15 percent, to $220.9 million in 2003. In 2003, we benefited from the theatrical releases Legally Blonde 2: Red, White and Blonde, Good Boy!, Out Of Time, Agent Cody Banks, Jeepers Creepers 2 and Uptown Girls, as well as the continued successful worldwide theatrical release of Die Another Day. Additionally, in 2003 we released Bulletproof Monk, It Runs In The Family, A Guy Thing and Dark Blue, as well as the release on a limited basis of four other films. In 2002, our releases generated higher theatrical revenues, principally due to the release of Die Another Day and Barbershop. During 2002 we also released Windtalkers, Crocodile Hunter, Bowling For Columbine, Rollerball, Hart’s War and Deuce’s Wild, as well as 11 other titles released on a limited basis. Overall, in 2003, we released 14 new feature films domestically and 11 films internationally, as compared to the release of 19 new feature films domestically and five films internationally in 2002.

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

Television Programming

Consolidated television programming revenues, operating income are as follows:

	Year ended December 31,
	2004	2003	2002
	(in thousands)
Revenues	$240,530	$189,997	$171,220
Operating income	$52,309	$24,869	$4,902

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues.    Television programming revenues increased by $50.5 million, or 27 percent, to $240.5 million in the year ended December 31, 2004 as compared to the year ended December 31, 2003.

There were no network television revenues in 2004 as compared to $9.4 million in 2003, which included the network series Fame. Worldwide pay television revenues decreased by $2.2 million, or seven percent, to $32.0 million in 2004. In 2004, we had one series on domestic pay television, Dead Like Me, as compared to two series in 2003, Jeremiah and Dead Like Me, as well as the delivery in international markets of two made-for-television movies in 2003. Worldwide syndicated television programming revenues increased by $21.3 million, or 21 percent, to $123.3 million in 2004. In 2004, we delivered the new series Stargate Atlantis to domestic basic cable. Worldwide home video revenues with respect to television programming increased by $38.1 million, or 89 percent, to $81.1 million in 2004, primarily due to increased worldwide home video sales of Stargate SG-1.

Other revenues increased by $2.6 million in 2004 due to increased entitlement revenue.

Operating Results.    Operating income from television programming increased by $27.4 million, or 110 percent, to $52.3 million in 2004, principally due to the performance of Stargate SG-1 and Stargate Atlantis in worldwide television and home video markets and increased entitlement revenue.

Partially offsetting the improvement in operating results in 2004 was an increase in bad debt expense of $4.1 million, principally due to the bankruptcy of a significant international television customer during the year. There were no such occurrences in 2003.

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

Other Businesses

Consolidated revenues and operating income from other businesses, including consumer products, interactive media and branded programming services, music soundtrack and royalty income, are as follows:

	Year ended December 31,
	2004	2003	2002
	(in thousands)
Revenues	$45,634	$41,160	$65,935
Operating income	$26,537	$23,034	$39,336

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues.    Revenues from other businesses increased by $4.5 million, or 11 percent, to $45.6 million in 2004 as compared to 2003. Operating results in 2004 included consumer products revenue of $16.1 million and music soundtrack and royalty revenue of $11.8 million, as compared to consumer products revenue of $14.0 million and music soundtrack and royalty revenue of $8.7 million in 2003. Consumer products revenue increased in 2004 due to higher royalty and licensing revenue. Music soundtrack and royalty revenue increased in 2004 due to higher soundtrack revenue realized on Barbershop 2: Back In Business. Interactive media revenues were $11.0 million in 2004 as compared to $14.4 million in 2003. The decrease in interactive media revenues in 2004 principally reflected the timing of release of our interactive games. Branded programming services revenues aggregated $6.2 million in 2004 as compared to $3.3 million in 2003. The increase in branded programming services revenues in 2004 was principally due to expansion of our investment in international cable channels resulting in an increase in subscription revenues. Revenues from other businesses in 2004 also included the receipt of $0.5 million in third-party audit recoveries and other miscellaneous income as compared to $0.7 million in 2003.

Operating Results.    Operating income from other businesses increased by $3.5 million, or 15 percent, to $26.5 million in 2004. Expenses for other businesses include interactive product costs of $6.4 million in 2004 as compared to $8.2 million in 2003. The decrease in interactive product costs reflected the corresponding decrease in interactive product revenue. Consumer products costs were $5.0 million in 2004 and $2.6 million in 2003. The increase in consumer products costs corresponded to the increase in consumer products revenue. Overhead costs related to other businesses aggregated $8.5 million in 2004 and $7.8 million in 2003. Other expenses, including distribution costs associated with music and branded programming services, aggregated $4.5 million in 2004 and $5.5 million in 2003, which included a music distribution settlement. We recognized foreign currency transaction gains of $5.2 million in 2004 as compared to foreign currency gains of $6.1 million in 2003.

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

Corporate and Other

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

General and Administrative Expenses.    In 2004, general and administrative expenses increased by $38.5 million, or 28 percent, to $178.1 million, as compared to 2003.

Beginning January 1, 2004, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (see “—New Accounting Pronouncements”). In 2004, we recognized compensation expense of $30.8 million related to our employee stock option plan. Additionally, in 2004 our facilities and insurance charges increased by $5.0 million as compared to 2003, principally due to increased rent associated with the expansion of our home entertainment operations. Other increases of $2.7 million generally reflected higher employee compensation costs and temporary services.

Depreciation.    Depreciation expense in 2004 decreased by $2.2 million, or 12 percent, to $15.1 million, as compared to 2003, due to fixed assets retired when we moved to our new corporate headquarters in June 2003.

Write-Down of Investment in Cable Channels.    On July 18, 2003, we sold our 20 percent equity interest in the American Movie Classics, The Independent Film Channel and WE: Women’s Entertainment cable channels to Cablevision Systems Corporation for $500.0 million. As our investment in these cable channels exceeded the net selling price, we recorded a write-down of our investment in the cable channels of $93.1 million in 2003.

Equity in Net Earnings (Losses) of Affiliates.    In 2004, loss from equity investees was $4.8 million as compared to income from our equity investees of $0.3 million in 2003. In 2003, we benefited from the inclusion (for one quarter) of our 20 percent share of the operating results of the Rainbow Media Group cable channels, which contributed income of $4.8 million. Our equity interest in these cable channels were sold in July 2003.

Interest Expense, Net of Amounts Capitalized.    Net interest expense in 2004 increased by $3.4 million, or six percent, to $63.6 million, as compared to 2003, primarily due to the refinancing of our credit facilities in April 2004, which resulted in the write-off of deferred loan fees of $6.9 million.

Interest and Other Income, Net.    Interest and other income in 2004 decreased by $7.7 million, or 48 percent, to $8.4 million, as compared to 2003, due to reduced average invested cash balances in 2004 related to the repayment of our Term Loans in October 2003.

Other Non-Recurring Costs.    In 2004, we incurred certain non-recurring costs of $7.0 million related to our pending merger transaction (see “Recent Developments”), as compared to $5.1 million of costs in 2003 associated with our pursuit of potential strategic alternatives.

Income Tax Benefit (Provision).    We realized a benefit for income taxes in 2004 of $3.5 million consisting of a reduction in tax reserves of $10.9 million associated with an amendment to a tax ruling, as well as decreased foreign remittance taxes due to reduced international distribution revenues and changes to tax treaties in certain international territories. In 2003, the provision for income taxes of $18.7 million principally consisted of foreign remittance taxes attributable to international distribution revenues.

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

Depreciation.    Depreciation expense in 2003 decreased by $3.2 million, or 15 percent, to $17.3 million, as compared to 2002, due to fixed asset retirements in the period related to our move to our new corporate headquarters, partially offset by new fixed asset purchases placed in service during the period.

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

In 2003, we incurred $0.5 million in expenses for the completion of a tender offer for our common stock by Tracinda, 250 Rodeo and Mr. Kerkorian, our principal stockholders.

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

Liquidity and Capital Resources

General.    Our operations are capital intensive. In recent years we have funded our operations primarily from (a) the sale of equity securities, (b) bank borrowings and (c) internally generated funds. During 2004, the net cash provided by operating activities was $140.8 million, which included spending associated with film and television production and distribution costs of $683.7 million; net cash used in investing activities was $18.2 million, which included $15.5 million in property and equipment purchases and $4.7 million in advances to affiliates, partially offset by the receipt of dividends from equity investees of $2.0 million; and net cash used in financing activities was $67.3 million, including $1.89 billion for the payment of the stockholder dividend on May 17, 2004 (see below), $171.0 million for the Dutch Auction tender offer, the acquisition of treasury shares of $10.4 million under our share repurchase program and $19.4 million of financing fees paid for our new credit facilities, partially offset by $1.98 billion of net bank borrowings as well as $43.1 million collected from the issuance of our common stock to related parties.

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

Dutch Auction Tender Offer.    On December 4, 2003, we commenced a Dutch Auction tender offer to purchase up to 10,000,000 shares of our common stock at a purchase price not greater than $18.00 nor less than $16.25 per share. Under the procedures for a Dutch Auction tender offer, our stockholders had the opportunity to tender some or all of their shares of common stock at prices specified by the stockholders. We then determined the lowest price per share within the range of $16.25 to $18.00 per share that would enable us to buy 10,000,000 shares, or such lesser number of shares that are properly tendered and not withdrawn. All shares accepted in the Dutch Auction tender offer were purchased by us at the same determined price per share regardless of whether the stockholder tendered at a lower price. Tracinda, 250 Rodeo and Mr. Kerkorian, our principal stockholders, did not participate in the Dutch Auction tender offer, nor did any members of our Board of Directors or any of our executive management.

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

Treasury Stock.    On July 26, 2002, we announced a share repurchase program authorizing the purchase of up to 10,000,000 million shares of our common stock. We intend to fund the repurchase program from available cash on hand. On November 12, 2003, our Board of Directors increased its authorization for our share repurchase program by an additional 2,500,000 shares, to a total of 12,500,000 shares. As of December 31, 2004, under the share repurchase program, we had repurchased 8,104,300 shares of common stock at an average price of $11.46 per share, for an aggregate cost of $92.9 million.

Bank Borrowings.    On April 26, 2004, we entered into a fourth amended and restated $2.4 billion credit facility with a syndicate of banks, which replaced the pre-existing $1.75 billion amended credit facility, consisting of a five-year $400.0 million revolving credit facility, a six-year $400.0 million term loan and a seven-year $1.6 billion term loan. The revolving facility and the $400.0 million term loan bear interest at 2.25 percent over the Adjusted LIBOR rate, as defined (4.81 percent at February 24, 2005) and the $1.6 billion term loan bears interest at 2.50 percent over the Adjusted LIBOR rate, as defined (5.06 percent at February 24, 2005).

Proceeds from the loans under the new credit facility were used to finance the payment of the $1.89 billion stockholder dividend and to refinance loans under the pre-existing revolving credit facility. The new revolving credit facility will be used for general corporate purposes.

As of February 24, 2005, the term loans under the amended credit facility had an outstanding balance of $1.984 billion. Scheduled amortization of the term loans is as follows (in millions):

2005	$64.0
2006	64.0
2007	64.0
2008	64.0
2009	64.0
2010	164.0
2011	1,500.0

Total	$1,984.0

As of February 24, 2005, we had $379.9 million, including commercial letters of credit, available under our revolving facility. The revolving facility matures on April 30, 2009.

Our credit facility contains various covenants, including limitations on indebtedness, dividends and capital expenditures, and maintenance of certain financial ratios. Additionally, the credit facility requires mandatory prepayments under certain conditions. Restricted net assets of MGM Studios and Orion at December 31, 2004 are approximately $2.4 billion. Although we are in compliance with all terms of our credit facility, there can be no assurances that we will remain in compliance with such covenants or other conditions under our credit facility in the future.

Cash Provided by Operating Activities.    In 2004, cash provided by operating activities was $140.8 million compared to cash provided by operating activities of $192.5 million in 2003. Cash provided by operating activities included film and television production and distribution costs of $683.7 million in 2004 as compared to $840.5 million in 2003.

Cash Used In Investing Activities.    In 2004, cash used in investing activities was $18.2 million, which included property and equipment purchases of $15.5 million and advances to affiliates of $4.7 million, partially offset by dividends received from equity investees of $2.0 million. In 2003, cash provided by investing activities was $477.6 million, which included the receipt of $497.3 million (net of selling costs) from the sale of our 20 percent equity interest in three cable channels, an additional $10.0 million in dividends received from the cable channels and $6.5 million collected from the maturity of short-term investments, partially offset by property and equipment purchases of $27.5 million, $5.1 million in other non-recurring costs and advances to affiliates of $3.6 million.

Cash Used in Financing Activities.    In 2004, cash used in financing activities was $67.3 million, which included $1.89 billion for the payment of the stockholder dividend on May 17, 2004, $171.0 million for the Dutch Auction tender offer, $10.4 million for the acquisition of treasury shares under our share repurchase program and $19.4 million of financing fees paid for our new credit facilities, partially offset by $1.98 billion of net bank borrowings as well as $43.1 million collected from the issuance of our common stock to related parties. In 2003, cash used in financing activities was $1.20 billion, which included the repayment of our term loans of $1.15 billion and the cost of acquisition of treasury stock of $49.8 million.

Commitments.    Future minimum annual commitments under bank and other debt agreements, non-cancelable operating leases, employment agreements, creative talent agreements and commercial letters of credit as of December 31, 2004 are as follows (in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total
Bank and other debt	$64,000	$64,000	$64,000	$64,000	$64,000	$1,664,000	$1,984,000
Operating leases	28,216	29,128	30,049	30,700	31,043	231,294	380,430
Employment agreements	55,419	31,185	5,030	—	—	—	91,634
Creative talent agreements	71,353	12,440	38	—	—	—	83,831
Letters of credit	20,123	—	—	—	—	—	20,123

Total	$239,111	$136,753	$99,117	$94,700	$95,043	$1,895,294	$2,560,018

We do not expect our obligations for property and equipment expenditures, including the purchase of computer systems and equipment and leasehold improvements, to exceed $35.0 million per year.

We are obligated to fund 50 percent of the expenses of MGM Networks Latin America up to a maximum of $25.25 million. We have funded $24.8 million under such obligation as of December 31, 2004. Although historically MGM Latin America has incurred losses from operations, we have not provided any additional cash funding to the joint venture since 2002. Based on MGM Latin America’s current business plan, the joint venture is expected to remain cash self-sustaining into the foreseeable future, unless business conditions change. At this time, we are not forecasting any additional cash commitment to MGM Latin America. Additionally, we have analyzed the recoverability of our investment in MGM Latin America based on a discounted future cash flow model and have determined that no write-down is necessary.

We are committed to fund our share of the operating expenses of certain joint ventures, as required. These joint ventures include Movielink, LLC, a joint venture established to create an on-demand movie service via digital delivery for broadband internet users in the United States in which we own a 20 percent ownership interest with four other major studios, as well a one-seventh ownership interest we hold in NDC, LLC, a partnership created with six other major studios to develop and deploy digital cinema technology and equipment in theatres. We are obligated to fund $30.0 million to Movielink for our share of the venture’s operating expenses over a five year term ending in August 2006. As of December 31, 2004, we have funded $20.2 million of this commitment. As of December 31, 2004, we have funded $1.2 million regarding our interest in NDC, LLC. As of December 31, 2004, we have no significant future cash funding requirements to any of our cable channel or other joint ventures.

Anticipated Needs.    Our current strategy and business plan call for substantial ongoing investments in the production of new feature films and television programs. Furthermore, we may wish to continue to make investments in new distribution channels to further exploit our motion picture and television library. Currently, we would require additional sources of financing if we decided to make any additional significant investments in new distribution channels. We plan to continue to evaluate the level of such investments in the context of the capital available to us and changing market conditions. Upon and after consummation of the merger agreement with LOC Acquisition Company, our business strategy is likely to change significantly.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of interest rate changes as a result of our variable rate long-term debt. Historically, we have entered into interest rate swap agreements whereby we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate amounts calculated by reference to an agreed notional principal amount. As of February 24, 2005, the outstanding balance of $1.98 billion under our amended credit facility was exposed to interest rate risk. Our amended credit facility requires that by October 23, 2005 we enter into interest rate swaps or other appropriate hedging arrangements to convert to fixed rate or otherwise limit the floating rate interest rate risk on at least 33 1/3 percent of term loans outstanding for a period of not less than three years. As of February 24, 2005, we had not entered into any such arrangements. We will continue to evaluate strategies to manage the impact of interest rate changes on earnings and cash flows.

We are subject to market risks resulting from fluctuations in foreign currency exchange rates because approximately 25 percent of our revenues are denominated, and we incur certain operating and production costs, in foreign currencies. In certain instances, we enter into foreign currency exchange contracts in order to reduce exposure to changes in foreign currency exchange rates that affect the value of our firm commitments and certain anticipated foreign currency cash flows. We currently intend to continue to enter into such contracts to hedge against future material foreign currency exchange rate risks. The following table provides information about our foreign currency forward contracts outstanding at December 31, 2004 (in thousands, except spot and forward rates):

	Amounts Scheduled for Maturity for the Year Ended December 31, 2005	Estimated Fair Value at December 31, 2004
Foreign Currency Forward Contracts:
Contract amount (receive EUR, pay $US)	$28	$—
Spot rate	1.356
Forward rate	1.354

Item 8.    Financial Statements and Supplementary Data

The Reports of Independent Auditors, our Consolidated Financial Statements and Schedules and Notes thereto appear in a separate section of this Form 10-K (beginning on Page 73 following Part IV). The index to our Consolidated Financial Statements is included in Item 15.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2004. Our independent registered public accounting firm also attested to, and reported on, management’s assessment of the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in our 2004 Financial Statements under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

Changes in Internal Control Over Financial Reporting

There has been no change in our internal controls over financial reporting during the year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

Item 9B.    Other Information

Not applicable

PART III

Item 10. Directors and Executive Officers of Registrant

The following table sets forth the name of each director and executive officer of the Company and provides information concerning each such person’s principal occupation for at least the past five years, age as of February 25, 2005 and certain other matters.

Name	Age	Principal Occupation and Other Directorships
Alex Yemenidjian	49	Mr. Yemenidjian has been Chairman of the Board and Chief Executive Officer of the Company since April 1999 and has been a director of the Company since November 1997. Mr. Yemenidjian currently serves as a director of MGM MIRAGE (formerly MGM Grand, Inc.), a position he has held since 1989. From July 1995 through December 1999, Mr. Yemenidjian served as President of MGM MIRAGE. Mr. Yemenidjian also served MGM MIRAGE in other capacities during such period, including as Chief Operating Officer from June 1995 until April 1999 and as Chief Financial Officer from May 1994 to January 1998. In addition, Mr. Yemenidjian served as an executive of Tracinda from January 1990 to January 1997 and from February 1999 to April 1999.

Christopher J. McGurk	48	Mr. McGurk has been Vice Chairman of the Board and Chief Operating Officer of the Company since April 1999. From November 1996 until joining the Company, Mr. McGurk served in executive capacities with Universal Pictures, a division of Universal Studios Inc., most recently as President and Chief Operating Officer. Prior to joining Universal, Mr. McGurk served eight years in executive capacities, including as President, Motion Pictures Group, Walt Disney Studios, a division of The Walt Disney Company, from 1994 to 1996 and as Executive Vice President and Chief Financial Officer thereof from 1990 to 1994.

James D. Aljian	72	Mr. Aljian has been a director of the Company since October 1996. Mr. Aljian has served as an executive of Tracinda since October 1987. In addition, Mr. Aljian serves on the board of directors of MGM MIRAGE. Mr. Aljian was a director of Chrysler Corporation from February 1996 to November 1998 and was a member of shareholders’ committee of DaimlerChrysler AG from November 1998 to December 2000.

Willie D. Davis	70	Mr. Davis has been a director of the Company since November 1998. Mr. Davis is President and a director of All-Pro Broadcasting, Inc., an AM and FM radio broadcasting company. Mr. Davis has served on the board of directors of MGM MIRAGE since 1989 and serves on the boards of directors of Sara Lee Corporation, Johnson Controls, Inc., Alliance Bank, Dow Chemical Company, Checkers Drive-In Restaurants, Inc., Strong Fund, Wisconsin Energy Inc. and MANPOWER INC. and served on the board of directors of Bassett Furniture Industries, Incorporated, from January 1998 to December 2004.

Michael R. Gleason	50	Mr. Gleason is engaged in personal investments and has been a director and part-time employee of the Company since August 2000 and was a director of the Company from October 1996 until September 1998. Mr. Gleason has been President of Celsus Financial Corp., a Delaware corporation, since July 1996. Mr. Gleason also served as President of MPK Capital, Inc., the general partner of Culmen Group, L.P., a Texas limited

Name	Age	Principal Occupation and Other Directorships
		partnership, from November 1993 until January 2002 and as a director and Chairman of the Board of Change Technology Partners, Inc. from March 2000 until February 2004 and as Chief Executive Officer from June 2003 until February 2004.

Alexander M. Haig, Jr.	80	Mr. Haig has been a director of and consultant to the Company since November 1998. Mr. Haig is Chairman of Worldwide Associates Inc., an international business advisory firm. In addition, Mr. Haig has served on the board of directors and as a consultant to MGM MIRAGE since 1990 and served on the board of directors of DOR BioPharma, Inc. from January 2003 to November 2004, SDC International, Inc. from September 2001 to July 2003 and of INDEVUS Pharmaceuticals Inc. from January 1990 to September 2003. Mr. Haig is the host of the weekly television program, World Business Review.

Kirk Kerkorian	87	Mr. Kerkorian has been a director of the Company since October 1996 and has had a professional relationship with MGM Studios and its predecessors for over 25 years. Mr. Kerkorian has served as Chief Executive Officer, President and sole director and stockholder of Tracinda for more than the past five years. In addition, Mr. Kerkorian serves on the board of directors of MGM MIRAGE.

Frank G. Mancuso	71	Mr. Mancuso has been a director of the Company since October 1996. Mr. Mancuso is Chairman of the Corporate Board of the Motion Picture and Television Fund. Mr. Mancuso was Chairman of the Board and Chief Executive Officer of the Company from October 1996 to April 1999 and was the Chairman of the Board and Chief Executive Officer of MGM Studios from July 1993 to April 1999. Prior to joining MGM Studios, Mr. Mancuso was Chairman and Chief Executive Officer of Paramount Pictures Corporation from September 1984 to May 1991, having served Paramount in numerous other capacities beginning in 1959.

A. N. “Andy” Mosich	76	Dr. Mosich has been a director of the Company since May 2003. Dr. Mosich is Professor of Accounting Emeritus, School of Business Administration, University of Southern California, having held numerous positions in the School of Business Administration and the Graduate School of Business since 1964. Professor Mosich is a recognized expert in the field of accounting and has co-authored five widely-used accounting textbooks, published numerous articles and served on a number of committees with such organizations as the American Institute of Certified Public Accountants, the American Accounting Association and the California Society of CPAs. He has served on the boards of directors of Olympic National Bancorp, Western Waste Industries, Inc. and Strategic Mortgage Investments, Inc. and as a Commissioner of the City of Los Angeles Quality and Productivity Commission. He currently serves on the board of the Bill Hannon Foundation.

Priscilla Presley	59	Ms. Presley has been a director of the Company since November 2000. Ms. Presley has served on the board of directors of Sports Entertainment Enterprises Inc. since February 2005. Ms. Presley has served as Chairperson and President of Elvis Presley Enterprises, Inc. since 1982. In addition to being an actress, author and producer, Ms. Presley has been President of Graceland Enterprises, Inc. since 1979. Concurrently, starting in 1988, Ms. Presley has been the developer and spokesperson for an international fragrance line.

Name	Age	Principal Occupation and Other Directorships
Henry D. Winterstern	47	Mr. Winterstern has been a director of the Company since February 2001. Mr. Winterstern co-founded Capital Entertainment in June 2001 and since then has been a managing partner of such firm. Since 1993, Mr. Winterstern has been the owner and President of Winterstern & Associates Inc., an investment firm specializing in commercial transactions in the real estate and media sectors. Between 1991 and 1993, Mr. Winterstern served as an advisor to the North American Trust Co., the National Trust Co. and the Ultramar Corporation. Prior to 1991, Mr. Winterstern served as Senior Associate with the Edgecombe Group, the finance and realty arm of the North American Life Assurance Co. of Canada. Mr. Winterstern served on the board of directors of the Consoltex Group from May 1996 to October 1999 and as Vice Chairman from May 1997 to October 1999. Mr. Winterstern serves on the board of directors of dick clark productions, inc. He served on the boards of directors of Mosaic Media Group, Inc. and Mosaic Music Publishing LLC until December 2003 and was Co-Chairman of Lakeshore Entertainment LLC until August 2003. Mr. Winterstern has served as Chairman of Wet Seal since August 2004.

Jerome B. York	66	Mr. York has been a director of the Company since October 1996. Mr. York is Chief Executive Officer of Harwinton Capital Corporation, a private investment company which he controls. From February 2000 to September 2003, he was Chairman, President and Chief Executive Officer of MicroWarehouse, Inc., a reseller of computer hardware, software and peripheral products. Mr. York previously served as Vice Chairman of Tracinda from September 1995 to October 1999 and as a director of MGM MIRAGE from November 1995 to May 2002. Prior to joining Tracinda, Mr. York served as Senior Vice President and Chief Financial Officer of IBM Corporation from May 1993 to September 1995 and as a director of IBM Corporation from January 1995 to September 1995. Prior thereto, Mr. York served as Executive Vice President-Finance and Chief Financial Officer of Chrysler Corporation from May 1990 to May 1993 and as a director of Chrysler Corporation from April 1992 to May 1993. In addition, Mr. York serves on the boards of directors of Apple Computer, Inc. and Tyco International Ltd.

William A. Jones	63	Mr. Jones has been Senior Executive Vice President and Secretary since June 1997 and, prior thereto, served as Executive Vice President—Corporate Affairs and Secretary since January 1995. Mr. Jones served as Executive Vice President, General Counsel and Secretary from May 1991 to January 1995 and as General Counsel and Secretary of our predecessors since 1983. Mr. Jones was a director of MGM-Pathe from June 1991 to January 1992.

Jay Rakow	52	Mr. Rakow has been Senior Executive Vice President and General Counsel since August 2000. From May 1988 to l993 and from l996 to 2000, Mr. Rakow was a partner in the law firm of Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP. From 1993 to 1996, Mr. Rakow took a leave from the firm to become Senior Vice President and General Counsel of Paramount Pictures Corporation. Prior to May 1988 Mr. Rakow was with the law firm of Wyman, Bautzer, Christensen, Kuchel & Silbert.

Daniel J. Taylor	48	Mr. Taylor has been Senior Executive Vice President and Chief Financial Officer since June 1998 and, prior thereto, was Executive Vice President—Corporate Finance since August 1997. From May 1991 to July 1997, Mr. Taylor served as an executive of Tracinda. Prior thereto, Mr. Taylor served as Vice President—Taxes and in various other capacities at our predecessor from 1985 to May 1991.

Identification of Audit Committee and Financial Expert.    The Audit Committee of the Board of Directors currently consists of Messrs. Davis, Mosich and York (Chairman), each of whom has been determined by the Board of Directors to be “independent” within the meaning of the current listing standards of the New York Stock Exchange (the “NYSE”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) and free from any relationship that would interfere with the exercise of independent judgment as a committee member. The Board of Directors has determined in its business judgment that Mr. York, by virtue of his extensive background and expertise in accounting and financial management matters, qualifies as an audit committee financial expert within the meaning of Section 407 of the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission issued pursuant thereto.

Section 16(a) Beneficial Ownership Reporting Compliance

To the Company’s knowledge (based solely upon a review of the copies of Section 16(a) reports prepared by or furnished to the Company and representations that no other reports were required), during the year ended December 31, 2004, the Company’s officers, directors and ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

Adoption of Code of Ethics

The Company has adopted a Code of Conduct and Conflict of Interest Policy applicable to all directors, officers and employees, including the principal executive officer, principal financial officer and principal accounting officer, which is posted on the Company’s website at www.mgm.com under the caption “Investor Relations—Code of Conduct.”

To facilitate the receipt, retention and treatment of accounting complaints, we have adopted the Ethicspoint System which can be accessed through the Company’s Internet website—www.mgm.com—under the caption “Corporate—Ethicspoint.com.”

Item 11.    Executive Compensation

Compensation Summary.    The following table sets forth the cash and other compensation (including cash and stock bonuses) paid or awarded by the Company for the fiscal years ended December 31, 2004, 2003, and 2002, as applicable, to the Chief Executive Officer and the four other most highly compensated executive officers of the Company (collectively, the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Annual Compensation			Long-Term Compensation
		Salary ($)	Bonus($)(1)	Other Annual Compensation ($)	Awards		Payouts	All Other Compensation ($)
					Restricted Stock Awards($)(2)	Securities Underlying Options (#)	LTIP Payouts ($)
Alex Yemenidjian Chairman of the Board and Chief Executive Officer	2004 2003 2002	2,500,000 2,500,000 2,500,000	1,125,000 1,454,442 —	— — —	— — —	— — 1,500,000	— — —	25,074 25,000 23,600	(3)

Christopher J. McGurk Vice Chairman of the Board and Chief Operating Officer	2004 2003 2002	2,300,000 2,273,462 2,198,750	1,035,000 1,338,087 —	— — —	— — —	— — 900,000	— — —	17,835 17,400 14,800	(4)

William A. Jones Senior Executive Vice President and Secretary	2004 2003 2002	715,600 675,408 665,600	315,000 407,244 —	— — —	— — —	— — 130,000	— — —	53,995 53,195 53,195	(5)

Jay Rakow Senior Executive Vice President and General Counsel	2004 2003 2002	750,000 715,385 600,000	337,500 436,333 —	— — —	— — —	— — 250,000	— — —	21,423 17,400 17,400	(4)

Daniel J. Taylor Senior Executive Vice President and Chief Financial Officer	2004 2003 2002	954,061 888,461 865,600	427,500 523,599 —	— — —	— — —	— — 250,000	— — —	17,835 17,400 17,400	(4)

(1)	Bonus awards with respect to 2004 and 2003 were made pursuant to the Employee Incentive Plan.

(2)	No restricted stock awards were made to any of the Named Executive Officers during the period covered by the table.

(3)	Includes a contribution of $17,835 paid by the Company for the benefit of Mr. Yemenidjian under the Savings Plan and approximately $7,239 reimbursed for the cost of Mr. Yemenidjian’s medical self-insurance.

(4)	Represents a contribution paid by the Company for the benefit of each of Messrs. McGurk, Rakow and Taylor under the Savings Plan.

(5)	Includes a contribution of $32,800 under the Savings Plan and $21,195 in life insurance premiums paid by the Company for the benefit of Mr. Jones. See “—Employment Agreements—William A. Jones.”

Option Grants and Long Term Incentive Awards.    There were no grants of stock options or other long-term incentive awards by the Company to the Named Executive Officers for the fiscal year ended December 31, 2004. See “—Stock-Based Plans—Stock Incentive Plan.”

The following table sets forth information with respect to the ownership and value of options held by the Named Executive Officers as of December 31, 2004. No Named Executive Officer exercised any options during the fiscal year ended December 31, 2004.

Aggregated Option Exercises in Fiscal Year Ended December 31, 2004

and Option Values as of December 31, 2004

Name	Shares Acquired on Exercise	Value Realized	Securities Underlying Unexercised Options at December 31, 2004(1)		Value of Unexercised In-The-Money Options at December 31, 2004(2)
			Exercisable (#)	Unexercisable (#)	Exercisable ($)	Unexercisable ($)
Alex Yemenidjian	—	—	10,333,336(3)	1,166,664(4)	26,186,677	4,503,323
Christopher J. McGurk	—	—	3,347,500(5)	702,500(6)	8,242,000	2,702,000
William A. Jones	—	—	223,994(7)	76,006(8)	1,064,480	377,648
Jay Rakow	—	—	300,000(9)	200,000(10)	1,041,000	709,000
Daniel J. Taylor	—	—	557,848(11)	192,152(12)	2,068,215	1,177,916

(1)	Represents the total number of options granted to the Named Executive Officers under the Stock Incentive Plan. Except as otherwise noted, such options vest over a period of five years. See “—Stock-Based Plans—Stock Incentive Plan.”

(2)	In accordance with the rules of the Securities and Exchange Commission, values are determined by subtracting the exercise price of unexercised in-the-money stock options from the fair market value of the common stock as of December 31, 2004. For purposes of this table, (i) such fair market value is deemed to be $11.88 per share, the closing sale price of the common stock on the NYSE (as reported by the Dow Jones News Retrieval) on December 31, 2004 and (ii) the exercise price of the in-the-money options shall be deemed to be reduced by the amount of the $8.00 per share special cash dividend that optionee is entitled to receive upon exercise.

(3)	Of the options represented hereby, 5,000,000 were granted at $14.90 per share, 5,000,000 at $30.00 per share and 333,336 (vesting over a three-year period commencing May 31, 2004) at $16.02 per share.

(4)	The options represented hereby were granted at $16.02 per share and vest over a three-year period commencing May 31, 2004.

(5)	Of the options represented hereby, 1,500,000 were granted at $14.90 per share, 1,500,000 at $30.00 per share, 147,500 at $23.19 per share and 200,000 (vesting over a three-year period commencing May 31, 2004) at $16.02 per share.

(6)	Of the options represented hereby, 2,500 were granted at $23.19 per share and 700,000 at $16.02 per share. The latter options vest over a three-year period commencing May 31, 2004.

(7)	Of the options represented hereby, 213,751 were granted at $14.90 per share and 10,243 at $23.19 per share.

(8)	Of the options represented hereby, 173 were granted at $23.19 per share and 75,833 at $14.90 per share.

(9)	Of the options represented hereby, 162,500 were granted at $16.74 per share and 137,500 at $16.02 per share.
(10)	Of the options represented hereby, 87,500 were granted at $16.74 per share and 112,500 at $16.02 per share.

(11)	Of the options represented hereby, 179,168 were granted at $14.90 per share, 262,013 at $19.19 per share and 116,667 at $11.35 per share.

(12)	Of the options represented hereby, 58,819 were granted at $19.19 per share and 133,333 at $11.35 per share.

Pension Plans.    The Company maintains a retirement plan (the “MGM Retirement Plan”) covering approximately 900 current and former employees of the Company. Effective as of December 31, 2000, the MGM Retirement Plan was amended to (i) freeze the benefit accrual service of all participants, (ii) prohibit the further accrual of benefits thereunder and (iii) prohibit any additional employees from commencing participation therein on or after January 1, 2001. See “—Benefit Plans—MGM Retirement Plan.” Concurrently therewith, the Savings Plan was amended to provide for the addition of certain fixed and variable contributions by the Company in shares of the common stock based on an age-weighted percentage of each participant’s base salary. See “—Benefit Plans—MGM Savings Plan.”

As of December 31, 2004, Messrs. Yemenidjian, McGurk, Jones, Rakow and Taylor had accrued annual benefits under the MGM Retirement Plan of $2,963, $2,963, $54,036, $0 and $11,127, respectively. Benefits become vested upon completion of five years of service. As of December 31, 2004, Messrs. Yemenidjian, McGurk, Jones, Rakow and Taylor were credited with 5, 5, 21, 4 and 12 years of service, respectively.

The compensation covered by the MGM Retirement Plan includes base salary only. The pension to which a participant is entitled is an annual amount equal to (i) for each year of credited service up to 35 years, 1.55 percent of annual base salary up to the Social Security wage base ($90,000 for 2005) plus 1.9 percent of annual base salary above the Social Security wage base up to the maximum allowable under the MGM Retirement Plan (currently $210,000 per year) and (ii) for each year of service in excess of 35 years, 1.55 percent of total annual base salary up to the maximum allowable under the MGM Retirement Plan. Benefits become vested upon completion of five years of service. For each of the Named Executive Officers, the current compensation covered by the MGM Retirement Plan is the maximum allowable under the MGM Retirement Plan, which is substantially less than the annual compensation for each such Named Executive Officer listed in the “Salary” column of the Summary Compensation Table.

Stock-Based Plans

Stock Incentive Plan.    The Company has a Stock Incentive Plan. Awards under the Stock Incentive Plan are generally not restricted to any specific form or structure and may include, without limitation, qualified or non-qualified stock options, incentive stock options, restricted stock awards and stock appreciation rights (collectively, “Awards”). Awards may be conditioned on continued employment, have various vesting schedules and accelerated vesting and exercisability provisions in the event of, among other things, a change in control of the Company such as that contemplated by the pending merger agreement with LOC Acquisition Company. The Stock Incentive Plan is administered by the Compensation Committee, which has broad authority to amend the plan, and, in the case of the Named Executive Officers, by the Compensation Subcommittee.

Originally, 8,125,065 shares of the common stock were reserved and authorized for issuance under the Stock Incentive Plan. An additional 27,874,935 shares (for an aggregate of 36,000,000 shares) were subsequently reserved and authorized for issuance thereunder. As of December 31, 2004, (a) 589,100 shares of the common stock had been issued as stock bonuses under the Stock Incentive Plan (of which 177,500 were subsequently reacquired by the Company as treasury shares), (b) 1,062,787 shares of the common stock had been issued to certain holders of bonus interests under the Senior Management Bonus Plan in lieu of cash otherwise payable with respect to the December 31, 2002 and December 31, 2003 Determination Dates (defined below) and (c) options to purchase 26,714,799 shares of the common stock were outstanding. Of the outstanding options, 22,285,014 are held by the Named Executive Officers and certain other current and former senior employees of the Company and 4,429,785 are held by approximately 675 other employees. All of the outstanding options generally vest over a period of five years and are not exercisable unless vested (subject in certain cases to early vesting and exercisability in certain events, including the death or permanent disability of the optionee, termination of the optionee’s employment under certain circumstances or a “Designated Change in Control” of the Company (as defined in the Stock Incentive Plan), which would occur upon consummation of the merger with LOC Acquisition Company).

As a result of the dividend adjustment made by the Compensation Committee in April 2004, each option granted on or before May 17, 2004 entitles the holder to receive upon exercise, in addition to the shares otherwise obtainable, a cash amount equal to $8.00 per share. Further, pursuant to action taken by the Compensation Committee in January 2005, all options outstanding at the time the merger is consummated shall become fully vested and exercisable and shall be converted into the right to receive, with respect to each such option, the difference, if any, between the merger consideration (plus $8.00 with respect to options granted on or before May 17, 2004) and the exercise price of the option.

Senior Management Bonus Plan.    The Company has a Senior Management Bonus Plan under which 2,420,685 bonus interests were originally granted to 18 present and former senior executives of the Company. The Senior Management Bonus Plan is administered by the Compensation Committee of the Board of Directors and may only be amended or terminated early with the consent of the Boards of Directors of the Company and MGM Studios and persons then holding a majority in interest of the outstanding bonus interests. As of December 31, 2004, all outstanding bonus interests have been paid or terminated and, under the terms of the Senior Management Bonus Plan, no additional bonus interests may be granted.

Pursuant to agreements reached with the Company, Mr. Mancuso, a member of the Board of Directors, received a total of 658,526 shares of the common stock in lieu of a cash payment of approximately $13.0 million otherwise payable under the Senior Management Bonus Plan, and Mr. Jones, a Named Executive Officer, received 60,201 shares in lieu of a cash payment of approximately $1.2 million. Shares issued to Messrs. Mancuso and Jones were issued as stock awards pursuant to the Stock Incentive Plan.

Director Compensation

Each director who is not an employee of the Company (a “Non-Employee Director”), a total of nine persons, is paid (i) $40,000 per annum for serving as a director, (ii) $15,000 per annum additional if such Non-Employee Director is a member of the Executive Committee, (iii) $2,000 per meeting for attendance at Audit Committee meetings if such Non-Employee Director is a member of the Audit Committee, (iv) $4,000 per annum for attendance at Compensation Committee meetings if such Non-Employee Director is a member of the Compensation Committee and (v) $2,000 per meeting for attendance at meetings of the Special Committee and the Special Trademark Committee if such Non-Employee Director is a member of such committees. No additional compensation was paid for attendance at meetings of the Compensation Subcommittee. Non-Employee Directors (other than Mr. Kerkorian) have received non-qualified stock options from time to time in addition to other compensation for service on the Board of Directors and its committees.

Mr. Haig, a member of the Board of Directors, renders consulting services to the Company for which he receives fees at the rate of $50,000 per annum in addition to any director fees paid to him.

Until the termination of the 1998 Non-Employee Director Stock Plan (the “Director Plan”) on January 20, 2005, each Non-Employee Director was entitled to elect to receive all or a portion of the cash compensation earned as a director in the form of shares of the Company’s common stock. Shares were issued in equal quarterly installments, and the actual number of shares to be received was determined based on the fair market value of the Company’s common stock on the date of issuance. Up to 100,000 shares of the common stock, subject to certain adjustments, were reserved for issuance under the Director Plan. The Director Plan was administered by the Director Plan Committee, which had the power to amend or terminate the Director Plan, subject to certain limitations. During the 2004 plan year, which commenced the day immediately following the 2004 Annual Meeting and ended upon termination of the Director Plan on January 20, 2005, five Non-Employee Directors participated in the Director Plan, electing to receive between 50 percent and 100 percent of their annual cash compensation as directors in shares of the common stock. As of December 31, 2004, the Company had issued an aggregate of 68,606 shares of the common stock under the Director Plan as follows: 1,759 shares were issued to Mr. Aljian; 8,321 shares were issued to Frances Ford Coppola (a former director); 8,812 shares were issued to Mr. Davis; 11,694 shares were issued to Mr. Mancuso; 8,866 shares were issued to Ms. Presley; 9,293 shares were issued to Mr. Winterstern and 19,861 shares were issued to Mr. York.

On March 12, 2001, the Compensation Committee recommended, and the Board of Directors on March 13, 2001 approved, an amendment to the Stock Incentive Plan (which received subsequent stockholder approval) to broaden the category of persons eligible to receive awards thereunder to include Non-Employee Directors. On May 2, 2001, following stockholder approval of such amendment, the Board adopted a program whereby Non-Employee Directors (other than Mr. Kerkorian, who waived any rights with respect thereto) would receive an initial grant of 10,000 stock options and subsequent yearly grants of 5,000 stock options during their respective terms as directors. As of December 31, 2004, an aggregate of 205,000 stock options had been granted to Non-Employee Directors as follows: 25,000 options to each of Messrs. Aljian, Davis, Haig, Mancuso, Winterstern, York and Ms. Presley; 15,000 options to Mr. Coppola (a former director) and 15,000 options to Dr. Mosich.

In addition, directors who are not full-time employees of the Company receive reimbursement for out-of-pocket expenses in attending meetings of the Board of Directors and any committees thereof on which they serve. See “Item 13. Certain Relationships and Related Transactions” for a description of certain transactions involving directors or their affiliates and the Company.

Employment Agreements

Alex Yemenidjian.    The Company entered into an employment agreement with Mr. Yemenidjian effective as of April 26, 1999, as amended March 25, 2002, which provides that he will serve as Chairman of the Board and Chief Executive Officer for a term that ends on April 30, 2007. Pursuant to the agreement, Mr. Yemenidjian is entitled to a current annual salary of $2,500,000 and an annual performance-based bonus determined in accordance with the Employee Incentive Plan. Mr. Yemenidjian holds options under the Stock Incentive Plan to purchase 5,000,000 shares of the common stock with an exercise price of $14.90 per share and 5,000,000 shares with an exercise price of $30.00 per share. Twenty percent of the foregoing stock options vest on the first anniversary of the date of grant and thereafter at the rate of 1/60 per month until fully vested. Mr. Yemenidjian also holds options to purchase 1,500,000 shares at an exercise price of $16.02 per share. Such additional options vest at the rate of 1/36 per month commencing April 30, 2004 until fully vested. If Mr. Yemenidjian’s employment is terminated without cause or if he terminates the agreement for “good reason,” which includes a “Designated Change in Control,” his unvested stock options under the Stock Incentive Plan will vest immediately and he will be entitled to continue to receive his annual salary and all other benefits for the remainder of the term of the employment agreement.

Christopher J. McGurk.    The Company entered into an employment agreement with Mr. McGurk effective as of April 28, 1999, as amended March 25, 2002, which provides that he will serve as Vice Chairman of the Board and Chief Operating Officer for a term which ends on April 30, 2007. Pursuant to the agreement, Mr. McGurk is entitled to a current annual salary of $2,300,000 through the remainder of the term and an annual performance-based bonus determined in accordance with the Employee Incentive Plan. In addition, Mr. McGurk received a one-time signing bonus of $1,700,000 and an award of 500,000 shares of the common stock of which 177,500 were retained by the Company to cover withholding taxes. Mr. McGurk holds options under the Stock Incentive Plan to purchase 1,500,000 shares of the common stock with an exercise price of $14.90 per share, 1,500,000 shares with an exercise price of $30.00 per share and 150,000 shares with an exercise price of $23.19 per share. Twenty percent of the foregoing stock options vest on the first anniversary of the date of grant and vest thereafter at the rate of 1/60 per month until fully vested. Mr. McGurk also holds options to purchase 900,000 shares at an exercise price of $16.02 per share. Such additional options vest at the rate of 1/36 per month commencing April 30, 2004 until fully vested. If Mr. McGurk’s employment is terminated without cause or if he terminates the agreement for “good reason,” which includes a “Designated Change in Control,” his unvested stock options under the Stock Incentive Plan will vest immediately and he will be entitled to continue to receive his annual salary and all other benefits for the remainder of the term of the employment agreement.

William A. Jones.    The Company entered into an employment agreement with Mr. Jones effective as of October 10, 1996, as amended as of July 16, 1999 and October 10, 2003, which provides that he will serve as Senior Executive Vice President for a term which ends on October 9, 2006. The Company has an option exercisable on or before 180 days prior to the expiration of the initial term to extend the term of the agreement for two additional years at a salary at least ten percent higher than the salary immediately prior thereto. Pursuant to the agreement, as amended, Mr. Jones is entitled to a current annual salary of $700,000, subject to adjustment as determined by the Company. Mr. Jones also received 74,209 Bonus Interests under the Senior Management Bonus Plan and holds options under the Stock Incentive Plan to purchase 289,584 shares of the common stock with an exercise price of $14.90 per share and 10,416 shares with an exercise price of $23.19 per share. Twenty percent of the stock options vest on the first anniversary of the date of grant and thereafter at the rate of 1/60 per month until fully vested. The Company is also obligated to maintain a term life insurance policy in the face amount of $2,000,000 on Mr. Jones’ life for his benefit. If Mr. Jones’ employment is terminated without cause or if he terminates the agreement for “good reason,” he will be entitled to continue to receive his annual salary and all other benefits for the remainder of the term of the employment agreement and, in either such event, or in the event of a “Designated Change in Control,” his unvested stock options under the Stock Incentive Plan will vest immediately.

Jay Rakow.    The Company entered into an employment agreement with Mr. Rakow effective as of August 7, 2000, as amended as of March 1, 2001 and March 15, 2003 (the “2003 Amendment”), which provides that he will serve as Senior Executive Vice President and General Counsel for an initial term which ends on March 14, 2006. The Company has an option exercisable on or before 180 days prior to the expiration of the initial term to extend the term of the agreement for two additional years at a salary at least ten percent higher than the salary immediately prior thereto. Pursuant to the agreement, as amended, Mr. Rakow is entitled to a current annual salary of $750,000, subject to adjustment as determined by the Company, and participation in the Employee Incentive Plan at a level commensurate with his position and title. Mr. Rakow holds options under the Stock Incentive Plan to purchase 250,000 shares of the common stock with an exercise price of $16.74 per share and 250,000 shares at an exercise price of $16.02 per share. Twenty percent of the stock options vest on the first anniversary of the date of grant and vest thereafter at the rate of 1/60 per month until fully vested. If Mr. Rakow’s employment is terminated without cause or if he terminates the agreement for “good reason,” he will be entitled to continued to receive his annual salary and all other benefits for the remainder of the term of the employment agreement and, in either such event, or in the event of a “Designated Change in Control,” his unvested stock options under the Stock Incentive Plan will vest immediately.

Daniel J. Taylor.    The Company entered into an employment agreement with Mr. Taylor effective as of August 1, 1997, as amended as of June 15, 1998, November 1, 2000 and March 15, 2003 (the “2003 Amendment”), which provides that he will serve as Senior Executive Vice President and Chief Financial Officer for a term which ends on June 14, 2006. The Company has an option exercisable on or before December 15, 2005 to extend the term of the agreement for two additional years at a salary at least ten percent higher than the salary immediately prior thereto. Pursuant to the agreement, as amended, Mr. Taylor is entitled to a current annual salary of $950,000, subject to adjustment as determined by the Company and an annual performance-based bonus determined in accordance with the Employee Incentive Plan. Mr. Taylor also received 54,042 Bonus Interests under the Senior Management Bonus Plan and holds options under the Stock Incentive Plan to purchase 179,168 shares of the common stock with an exercise price of $14.90 per share, 320,832 shares with an exercise price of $19.19 per share and 250,000 shares at an exercise price of $11.35 per share. If Mr. Taylor’s employment is terminated without cause by the Company or if he terminates the agreement for “good reason,” he will be entitled to receive his annual salary and all other benefits for the remainder of the term of the employment agreement and, in either such event, or in the event of a “Designated Change in Control,” his unvested stock options under the Stock Incentive Plan will vest immediately. The consortium has announced that Mr. Taylor will be named President of the Company following consummation of the merger.

With respect to each of the above named executives, the merger would constitute a “Designated Change in Control.”

Each of the above named executives also is entitled to receive certain other benefits, which may include medical insurance and participation in the benefit plans which the Company provides for its senior officers generally. The employment agreements of each of the above named executives also contain: (a) certain nondisclosure provisions which are effective for the term of such individual’s employment with the Company and for an indefinite period thereafter and (b) a provision prohibiting the solicitation for employment and employment of certain Company employees, or making derogatory public statements concerning the Company, for a period of one year following termination of employment.

As a result of the dividend adjustment made by the Compensation Committee in April 2004, each of the above-named executives is entitled to receive upon exercise, in addition to the shares otherwise obtainable, a cash amount equal to $8.00 per share. Further, pursuant to action taken by the Compensation Committee in January 2005, the outstanding options held by each of the above-named executives as of the consummation of the merger shall become fully vested and exercisable and shall be converted into the right to receive, with respect to each such option, the difference, if any, between $20 and the exercise price thereof.

Pursuant to the Employee Security Plan for Named Executive Officers dated as of May 14, 2004, if the employment of any of the above-named executives is terminated by the Company without cause or by such executives for good reason, in either event within one year following a change in control, he will be entitled to receive, at his election and in lieu of any severance benefits or other rights available to him pursuant to his employment contract or otherwise, a lump-sum cash payment equal to either (i) the base salary and other contractual monetary payments (collectively, the “Base Salary”) that he would have received over the remainder of the term of his employment agreement or (ii) thirty months of his then-current Base Salary. In addition, pursuant to the Security Plan, the Company is required, if necessary, to make additional “gross-up payments” to offset fully the effect of any excise tax imposed by Section 4999 of the Internal Revenue Code on any excess parachute payment, whether made pursuant to the Security Plan, his employment agreement or otherwise.

Limitation of Liability and Indemnification Matters

As permitted by applicable provisions of the Delaware General Corporation Law, the Company’s Amended and Restated Certificate of Incorporation, as amended to date, contains a provision whereunder the Company will indemnify each of the officers and directors of the Company (or their estates, if applicable), and may indemnify any employee or agent of the Company (or their estates, if applicable), to the fullest extent permitted by Delaware law as it exists or may in the future be amended.

In addition, the Company has entered into indemnification agreements with its directors, executive officers and certain other officers providing for indemnification by the Company, including under circumstances in which indemnification is otherwise discretionary under Delaware law. These agreements constitute binding agreements between the Company and each of the other parties thereto, thus preventing the Company from modifying its indemnification policy in a way that is adverse to any person who is a party to such an agreement.

Further, in connection with the merger agreement, the Company has agreed, subject to limited exceptions, to indemnify Tracinda, 250 Rodeo and Mr. Kerkorian against liabilities in connection with any actual or threatened action, suit or proceeding based upon, arising from, relating to or by reason of the execution, delivery and/or performance of the merger agreement and/or the voting and support agreement and the transactions contemplated by those agreements.

The Company currently maintains insurance on behalf of its officers and directors against certain liabilities that may be asserted against any such officer or director in his or her capacity as such, subject to certain customary exclusions. The amount of such insurance is deemed by the Board of Directors to be adequate to cover such liabilities.

Benefit Plans

MGM Retirement Plan

The MGM Retirement Plan is a defined benefit plan under which all contributions are made by the Company. Employees of the Company who had completed at least one year of service prior to December 31, 2000 are participants in the plan and become vested upon completion of five years of service. Participants, or their beneficiaries, are entitled to receive benefits which have vested under the plan (i) upon their normal, early or deferred retirement or (ii) upon total and permanent disability, death or other termination of such participant’s employment and after attaining normal or early retirement age. The compensation covered by the MGM Retirement Plan includes base salary only, and not bonus or other amounts.

The Company has the right to amend or terminate the MGM Retirement Plan at any time. If the plan is terminated, the available assets held in trust will be used to pay benefits to participants. If termination occurs when the plan’s assets are not sufficient to pay all benefits accrued to the date of the termination, the assets held in trust under the plan will be allocated among participants in accordance with the provisions of the Employee Retirement Income Security Act of 1974, as amended. The Company is not liable for the payment of MGM Retirement Plan benefits from its own assets. Upon full satisfaction of the MGM Retirement Plan’s liability to employees and their beneficiaries, any amount remaining in the plan will be returned to the Company.

The Internal Revenue Code requires certain provisions for benefit accruals if a defined benefit plan becomes “top heavy,” that is, if the value of accrued benefits for “key employees” is more than 60 percent of the total value of all accrued benefits. While the Company believes that it is unlikely that the MGM Retirement Plan will ever become top heavy, in such an event, it may become necessary to amend the MGM Retirement Plan to conform it to the applicable Internal Revenue Code requirements.

Effective as of December 31, 2000, the MGM Retirement Plan was amended to (i) freeze the benefit accrual service of all participants, (ii) prohibit the further accrual of benefits thereunder and (iii) prohibit any additional employees from commencing participation therein on or after January 1, 2001. See “—Pension Plans.”

MGM Savings Plan

Employees of the Company who have completed one year of service participate in the MGM Savings Plan (the “Savings Plan”), a defined contribution plan managed by MFS Investment Management. Participants may contribute a portion of their pre-tax compensation (up to a maximum of $14,000, and after-tax compensation (subject to certain limitations) into the Savings Plan and direct the investment of such contributions. The Company matches 100 percent of such employee contributions up to four percent of such employee’s eligible compensation.

Effective January 1, 1998, the Savings Plan was amended to allow the matching contributions to be made either in cash or in shares of the common stock. All subsequent matching contributions were made in shares of the common stock until January 1, 2005, thereafter matching contributions have been made in cash. The employee contributions to the Savings Plan and the earnings thereon are always 100 percent vested. The matching contributions and any earnings thereon vest 20 percent for each full year of service and employees become 100 percent vested (i) after five years of service, (ii) upon their total and permanent disability or (iii) upon their death.

Effective as of January 1, 2001, the Savings Plan was further amended to provide for the addition of certain fixed and variable contributions by the Company in shares of the common stock, the amount of such contributions to be based on an age-weighted percentage of each participant’s base salary. Such additional contributions vest upon a participant’s completion of five years of service with the Company. See “—Pension Plans.” As of December 31, 2004, the Company had made aggregate matching and fixed contributions to the Savings Plan of 1,315,955 shares of the common stock of the Company. The Savings Plan was subsequently amended to provide that commencing with contributions for the month of January 2005, all future contributions will be in the form of cash.

Effective October 15, 2002, the Savings Plan was further amended to eliminate the restriction on the ability of participants to transfer amounts attributable to matching, fixed and variable contributions in their accounts from the common stock to non-employer stock investment funds.

Effective as of January 1, 2005, employees age 50 or over may contribute an additional $4,000 pre-tax, which is not eligible for a Company match.

Post-Merger Benefits

Pursuant to the merger agreement, MGM will provide, for at least one year following completion of the merger, to persons who continue to be employed by MGM, benefits during their employment (other than equity-based benefits) that are substantially comparable in the aggregate to the benefits provided to those employees as of the date of the merger agreement, but MGM will not be required to retain the services of MGM’s current employees after the merger.

For purposes of eligibility and vesting under any employee benefit plan of MGM after the completion of the merger, persons who continue to be employed by MGM and its subsidiaries shall receive credit for prior service with MGM to the extent that such service was recognized under any analogous employee benefit plan of MGM prior to the effective time, subject to certain limitations. After the consummation of the merger, MGM shall honor all employment, severance, termination, retention agreements, plans, programs or arrangements of MGM that were in effect prior to the effective time, subject to the terms of the Employee Security Plan.

Pursuant to our Employee Security Plan dated as of May 14, 2004, if the employment of any employee is terminated by MGM without cause or by the employee for good reason as defined therein, in either event within one year following a change in control, such employee will be entitled to receive, at the employee’s election and in lieu of any severance benefits or other rights available to such employee (including, in the case of contract employees, any right to receive their remaining base salary and other compensation under their contract), a lump-sum cash payment based on years of service to MGM and/or on their level of seniority, with the maximum payment under such Plan (in the case of Presidents and Executive Vice Presidents) of twenty-four months of base salary. The Employee Security Plan for Named Executive Officers is described in “Item 13. Certain Relationships and Related Transactions—Interest of Certain Persons in the Merger—Employee Security Plan for Named Officers.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2004 with respect to shares of the Company’s common stock that are authorized for issuance and may be issued under the Company’s equity compensation plans from time to time to employees and directors of the Company. All of the Company’s equity compensation plans, including the Stock Incentive Plan, the Director Stock Plan and the Employee Incentive Plan, have been approved by the Company’s stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
	(a)		(b)	(c)
Equity compensation plans approved by stockholders	26,714,799	(1)	$11.49	3,718,734	(2)
Equity compensation plans not approved by stockholders	—		—	—

(1)	Consists of shares subject to issuance upon the exercise of outstanding stock options.
(2)	Includes 31,394 shares available for future issuance under the Director Stock Plan and 1,000,000 shares reserved for issuance under certain circumstances pursuant to the Employee Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth the beneficial ownership of the common stock of the Company as of December 31, 2004 of (i) each director of the Company, (ii) each of the Named Executive Officers (as defined in Item 11 above), (iii) the directors and Named Executive Officers as a group and (iv) each person who at such time, to the Company’s knowledge, beneficially owned more than five percent of the outstanding shares of the common stock of the Company.

Name and Address of Beneficial Owner(1)	Aggregate Number of Shares Beneficially Owned(2)	Percentage of Class
The Tracinda Group(3)	164,049,644	68.8%
Alex Yemenidjian(4)	10,424,362	4.2%
Christopher J. McGurk(5)	3,749,586	1.5%
James D. Aljian(6)	36,065	*
Willie D. Davis(6)	21,400	*
Michael R. Gleason(7)	205,082	*
Alexander M. Haig, Jr.(6)	13,334	*
Kirk Kerkorian(8)	174,049,644	73.0%
Frank G. Mancuso(9)	2,378,678	*
A. N. “Andy” Mosich(6)	4,668	*
Priscilla Presley(6)	21,200	*
Henry D. Winterstern(6)	21,627	*
Jerome B. York(6)	47,976	*
William A. Jones(10)	384,836	*
Jay Rakow(11)	328,477	*
Daniel J. Taylor(12)	593,010	*
All directors and Named Executive Officers as a group (15 persons)	192,279,915	75.2%

*	Less than 1 percent.
(1)	Unless otherwise indicated, the address for the persons listed is 10250 Constellation Blvd., Los Angeles, CA 90067.

(2)	The number of shares shown includes shares over which the person named has either sole or shared voting or investment power and shares as to which certain directors and executive officers disclaim beneficial ownership. The shares of the common stock which a person has the right to acquire within 60 days of December 31, 2004 and the shares of common stock underlying options that are vested as of December 31, 2004 or that will become vested within 60 days thereafter are deemed to be outstanding for the purpose of calculating the beneficial ownership of the holder of such options or other rights, but are not deemed to be outstanding for the purpose of computing the beneficial ownership of any other person. As a result, the aggregate percentage ownership of the common stock shown above may exceed 100 percent.

(3)	The Tracinda Group refers to, collectively, Tracinda, 250 Rodeo and Mr. Kerkorian as sole stockholder of Tracinda. All of the shares of the common stock held by the Tracinda Group are pledged to a group of banks to secure a syndicated credit facility to the Tracinda Group. The address of the Tracinda Group and Mr. Kerkorian is 150 S. Rodeo Drive, Suite 250, Beverly Hills, CA 90212.

(4)	Includes: 10,416,670 shares of the common stock underlying options vested as of December 31, 2004 or that will become vested within 60 days of such date held by a trust of which Mr. Yemenidjian is sole trustee, 7,692 shares of the common stock allocated to Mr. Yemenidjian’s account in the Savings Plan (as defined in “Item 11. Executive Compensation—Benefit Plans—MGM Savings Plan”) as of December 31, 2004.

(5)	Includes: 3,400,000 shares of the common stock underlying options vested as of December 31, 2004 or that will become vested within 60 days of such date, 7,511 shares of the common stock allocated to

Mr. McGurk’s account in the Savings Plan as of December 31, 2004 and 342,075 shares of the common stock owned outright by Mr. McGurk.

(6)	Includes: with respect to Messrs. Aljian, Davis, Haig, Winterstern and York and Ms. Presley, 12,334 shares of common stock, and with respect to Dr. Mosich, 3,668 shares of the common stock, underlying options vested as of December 31, 2004 or that will become vested within 60 days of such date.

(7)	Includes: 204,500 shares of the common stock underlying options vested as of December 31, 2004 or that will become vested within 60 days of such date and 582 shares of the common stock allocated to Mr. Gleason’s account in the Savings Plan as of December 31, 2004.

(8)	Mr. Kerkorian is the chief executive officer, president, and sole stockholder and director of Tracinda. Includes: 164,049,644 shares of the common stock held by the Tracinda Group and 10,000,000 shares of the common stock owned directly by Mr. Kerkorian.

(9)	Includes: 1,758,014 shares of the common stock underlying options vested as of December 31, 2004 or that will become vested within 60 days of such date. Also includes 7,578 shares of the common stock owned by Mr. Mancuso’s children and grandchildren as to which Mr. Mancuso disclaims beneficial ownership and 613,086 shares of the common stock owned outright by Mr. Mancuso.

(10)	Includes: 230,667 shares of the common stock underlying options vested as of December 31, 2004 or that will become vested within 60 days of such date, 14,427 shares of the common stock allocated to Mr. Jones’ account in the Savings Plan as of December 31, 2004, 99,742 shares of the common stock allocated to Mr. Jones’ account in the MGM Deferred Compensation Plan and 40,000 shares of the common stock owned outright by Mr. Jones. See “Item 11. Executive Compensation—Compensation Summary” and “Item 11. Executive Compensation—Stock-Based Plans—Senior Management Bonus Plan.”

(11)	Includes: 320,834 shares of the common stock underlying options vested as of December 31, 2004 or that will become vested within 60 days of such date and 7,613 shares of the common stock allocated to Mr. Rakow’s account in the Savings Plan as of December 31, 2004.

(12)	Includes: 582,222 shares of the common stock underlying options vested as of December 31, 2004 or that will become vested within 60 days of such date and 9,258 shares of the common stock allocated to Mr. Taylor’s account in the Savings Plan as of December 31, 2004 and 1,530 shares of the common stock owned outright by Mr. Taylor.

Item 13.    Certain Relationships and Related Transactions

Merger with LOC Acquisition Company

On September 23, 2004, we entered into an Agreement and Plan of Merger with LOC Acquisition Company, a Delaware corporation owned by a consortium comprised of Sony Corporation of America, Providence Equity Partners, Texas Pacific Group, Comcast Corporation and DLJ Merchant Banking Partners. Under the agreement, the consortium will acquire MGM for $12.00 in cash per share of our common stock plus the assumption of our debt. Completion of the merger is subject to various regulatory approvals and customary closing conditions. JP Morgan Chase and Credit Suisse First Boston have committed to provide the consortium with up to $4.25 billion of senior debt financing. The consortium’s obligation to acquire MGM is conditioned upon consummation of the debt financing on the terms set forth in the commitment letters delivered by JP Morgan Chase and Credit Suisse First Boston or substitute financing which, if the debt financing commitments become unavailable, the consortium is obligated to use its reasonable best efforts to obtain. MGM’s stockholders approved the merger at a special meeting held on December 17, 2004.

In connection with the merger agreement, we and Sony Corporation of America entered into a Deposit Agreement, dated as of September 13, 2004, as amended, pursuant to which Sony paid us a $150 million deposit. In addition, in connection with the merger agreement, we entered into an Indemnity Agreement with Tracinda, 250 Rodeo and Mr. Kerkorian pursuant to which we will indemnify Tracinda, 250 Rodeo and Mr. Kerkorian against certain liabilities relating to the transactions contemplated by the merger agreement.

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

The merger agreement presently is expected to close shortly after the end of the first quarter of 2005. However, there can be no assurance that all of the conditions to the merger, including the conditions within our control, will be satisfied or that the merger will be completed.

Although we have no reason to believe that the merger will not be consummated, the pendency of a merger involving a motion picture studio tends to create uncertainty in the entertainment business community. As a result, it has been more difficult for us to attract development projects, attach talent to projects, commence productions, and implement distribution initiatives in the home video and television sales markets during the progress of merger discussions and the executory period of the merger agreement. Accordingly, in the event that the merger should fail to be consummated, there may be a gap or reduction in the number of motion picture releases for a period of time following termination of the merger agreement until we can reinvigorate its development, production and distribution activities. In addition, we could face a loss of personnel or a decline in morale if the merger should fail to be consummated. Such occurrences could be expected to have, at least temporarily, a significant adverse effect upon our business. In the event that, as a result of termination of the merger agreement, we retain Sony’s $150 million deposit, these adverse effects would be mitigated but there is no guarantee that the deposit alone would be sufficient to mitigate the entire negative effect of non-consummation of the merger.

Interests of Certain Persons in the Merger

Some of our executive officers and directors have interests in the merger in addition to their interests as stockholders of MGM which interests relate to or arise from, among other things: the continued indemnification of current directors and officers of MGM under the merger agreement and providing these individuals with directors’ and officers’ insurance; the potential receipt of severance and retention payments; and the conversion, acceleration and cancellation of stock options.

Indemnification; Directors’ and Officers’ Insurance

As permitted by applicable provisions of the Delaware General Corporation Law, the Company’s Amended and Restated Certificate of Incorporation, as amended to date, contains a provision whereunder the Company will indemnify each of the officers and directors of the Company (or their estates, if applicable), and may indemnify any employee or agent of the Company (or their estates, if applicable), to the fullest extent permitted by Delaware law as it exists or may in the future be amended.

In addition, the Company has entered into indemnification agreements with its directors, executive officers and certain other officers providing for indemnification by the Company, including under circumstances in which indemnification is otherwise discretionary under Delaware law. These agreements constitute binding agreements between the Company and each of the other parties thereto, thus preventing the Company from modifying its indemnification policy in a way that is adverse to any person who is a party to such an agreement.

Under the merger agreement, LOC Acquisition Company has agreed that the surviving corporation will indemnify all present and former directors and officers of MGM and its subsidiaries, acting in such capacities, to the fullest extent permitted by law, against any expenses or losses incurred in connection with any claim, action, suit, proceeding or investigation arising out of or pertaining to matters pending, existing or occurring at or prior to the merger. LOC Acquisition Company has also agreed that the surviving corporation will cause to be maintained, for six years after the effective date, charter and bylaw provisions with respect to elimination of liability of directors, and indemnification of officers, directors, employees and agents, that are no less favorable to the intended beneficiaries than those contained in our certificate of incorporation and bylaws or the certificate of incorporation and bylaws of the relevant subsidiary as in effect on the date the merger agreement was signed. LOC Acquisition Company has also agreed that the surviving corporation will honor all indemnification agreements entered into by MGM or any of its subsidiaries.

In addition, LOC Acquisition Company has agreed that the surviving corporation will provide or, in the alternative, MGM has the right to acquire, for six years after the merger, directors’ and officers’ liability insurance in respect of acts or omissions occurring at or prior to the merger covering each person currently covered by our directors’ and officers’ liability insurance policy on terms and in amounts no less favorable than those of our policy in effect on the date the merger agreement was signed, provided that the surviving corporation will not be required to pay annual premiums for such insurance in excess of 300 percent of our annual premium in effect on the date the merger agreement was signed and if MGM acquires the insurance prior to the closing of the merger, it may not pay a one time premium in excess of 300 percent of our annual premium in effect on the date the merger agreement was signed.

Employee Security Plan for Named Executive Officers

Pursuant to our Employee Security Plan for Named Executive Officers dated as of May 14, 2004, (which we refer to as the “Security Plan”), if the employment of any of Alex Yemenidjian, Christopher J. McGurk, William A. Jones, Jay Rakow, Daniel J. Tayor is terminated by MGM without cause or by such executive for “good reason,” in either event within one year following a change in control, he will be entitled to receive, at his election and in lieu of any severance benefits or other rights available to him pursuant to his employment contract or otherwise, a lump-sum cash payment equal to either (i) the base salary and other contractual monetary payments, collectively referred to as, the “Base Salary,” that he would have received over the remainder of the term of his employment agreement or (ii) thirty months of his then-current Base Salary. In addition, pursuant to the Security Plan, MGM is required, if necessary, to make additional “gross-up payments” to a participant in the Security Plan to offset fully the effect of any excise tax imposed by Section 4999 of the Internal Revenue Code on any excess parachute payment, whether made to the participant pursuant to the Security Plan, his employment agreement or otherwise. In general, Section 4999 imposes an excise tax on the recipient of any excess parachute payment equal to 20 percent of such payment. Under Section 280G of the Internal Revenue Code, a “parachute payment” is any payment that is contingent upon a change in control. Excess parachute payments consist of the excess of parachute payments over an individual’s average taxable compensation received by him from the employer during the five taxable years (or if less, the entire period of employment) preceding the year in which the change in control occurs.

The merger will constitute a change in control under the Security Plan and Section 280G of the Internal Revenue Code. Assuming current compensation information remains in effect, that the merger is consummated on June 30, 2005, that a termination by MGM without cause or by the executive for good reason occurs immediately thereafter and that the executive elects to receive a lump-sum payment under the Security Plan, the approximate value of the cash payments due under the Security Plan to each of the executive officers, not including any payments that may be made with respect to any excise tax, would be: Mr. Yemenidjian, $6,250,000; Mr. McGurk, $5,750,000; Mr. Jones, $1,789,000; Mr. Rakow, $1,931,250; and Mr. Taylor, $2,505,250.

Employee Incentive Plan

During its meeting on May 12, 2004, our Board of Directors determined that it was in the best interests of MGM and our stockholders that MGM be able to make payments under our Employee Incentive Plan in respect of the 2004 and the 2005 performance periods whether or not the target performance levels for those performance periods are met. This determination by our Board, which was communicated to our employees and approved by our compensation committee in the summer of 2004, reflects our Board’s recognition that a potential change in control of MGM could cause a temporary disruption in our business which, in turn, could prevent the target performance levels under the Employee Incentive Plan from being met.

The merger agreement does not permit us to waive the performance targets under the Employee Incentive Plan. However, Tracinda has agreed to make a capital contribution to MGM, concurrently with the closing of the merger, in an amount (which we refer to as the bonus differential) equal to (a) the aggregate bonuses actually paid under the Employee Incentive Plan for 2004 and 2005 minus (b) the aggregate bonuses that participants in the Employee Incentive Plan for 2004 and 2005 would have been paid if the target performance levels for such performance periods were not waived, less (c) $5.0 million, representing the amount that would otherwise have been allocated to the payment of retention bonuses to our employees. LOC Acquisition Company has agreed that, as a result of this arrangement, MGM may make payments under our Employee Incentive Plan in respect of the 2004 and the 2005 performance periods whether or not the target performance levels for those performance periods are met.

Based on our 2004 operating results, the total of the bonus differential payments pursuant to this arrangement is approximately $5.1 million (after taking into account the $5.0 million that would otherwise have been allocated to the payment of retention bonuses) and our executive officers received approximate bonus differential payments for 2004 of: Mr. Yemenidjian, $563,000; Mr. McGurk, $518,000; Mr. Jones, $158,000; Mr. Taylor, $214,000; and Mr. Rakow, $169,000. The total bonus payments that may be paid for 2005 under the Employee Incentive Plan will not exceed $24.8 million for the full year. If the merger is completed prior to the end of 2005, then the total bonus payments will be prorated. The maximum bonuses payable to our executive officers for 2005 under the Employee Incentive Plan at target levels of performance are approximately: Mr. Yemenidjian, $1,125,000; Mr. McGurk, $1,035,000; Mr. Jones $315,000; Mr. Taylor, $427,500; and Mr. Rakow, $337,500. If the merger is completed prior to the end of 2005, these amounts will be prorated. As of the date of this report, we cannot determine the portion of these bonus payments that would not have been paid if the target performance levels for 2005 were not met.

Option Payments

In connection with the merger, we will cash out and cancel all options to purchase shares of our common stock at a price equal to the excess, or spread, if any, of $20.00 per share over the per share exercise price of each option. The $20.00 amount was determined by adding $8.00 to the merger consideration of $12.00 per share to take into account the $8.00 per share dividend paid to holders of MGM common stock on May 17, 2004. However, if the exercise price of an option has already been adjusted as a result of the $8.00 per share dividend paid on May 17, 2004 or if such option was granted after May 17, 2004, then the holder of such option will receive a payment equal to the excess, or spread, if any, of $12.00 per share over the per-share exercise price of the option.

As of the record date, our executive officers and directors held options with a positive spread (after giving effect to the $8.00 per share dividend) to purchase a total of 12,635,264 shares of common stock, all of which were granted prior to May 17, 2004. The aggregate spread for these options is approximately $60,297,977.

Deferred Compensation Plan

Our Deferred Compensation Plan provides for certain portions of participants’ accounts under the plan to be paid a lump sum upon a “Change in Control” (as defined in the plan). A participant earns hypothetical rates of return on his account based upon the actual investment performance of funds chosen by the participant from a list made available by MGM. Upon a Change in Control, all amounts credited to a participant’s account that are attributable to bonuses payable in shares of MGM common stock pursuant to the MGM Senior Management Bonus Plan will be distributed to the participant in a lump sum cash payment as soon as practicable after the Change in Control, unless the participant has previously made an election within a prescribed time period to receive the distribution in quarterly installments over a period of between one and 15 years. The merger would constitute a Change in Control for these purposes. Mr. Jones’ account includes shares of MGM common stock that are attributable to bonuses pursuant to the Senior Management Bonus Plan, and, since he has not made an election to defer the distribution of such amounts, he will receive a lump sum payment in respect of such amounts as soon as practicable after the closing of the merger. All other amounts credited to a participant’s account that are not attributable to deferrals of bonuses payable in shares of MGM common stock pursuant to the Senior Management Bonus Plan will be distributed to the participant in accordance with the otherwise applicable provisions of the Deferred Compensation Plan.

Exemption from Section 16

Pursuant to the merger agreement, the Compensation Committee has adopted, and the Board has ratified, resolutions exempting our directors and executive officers from all liability under Section 16(b) of the Securities Exchange Act of 1934 related to the cancellation of their outstanding stock options in exchange for the payments described above under “—Option Payments” and the disposition of their shares of MGM common stock in exchange for the right to receive the merger consideration.

Shareholders Agreement

The following is a summary description of the material terms of the Amended and Restated Shareholders Agreement (the “Shareholders Agreement”) dated as of August 4, 1997, as amended, by and among the Company, Metro-Goldwyn-Mayer Studios Inc., Tracinda and the current and former executives specified on the signature pages thereto (such specified persons, collectively, “Executives”). For purposes of the Shareholders Agreement, any shares of the common stock beneficially owned, directly or indirectly, by any member of the Tracinda Group or by Mr. Kerkorian will be deemed to be owned by the Tracinda Group.

Tag-Along Rights.    The Tracinda Group has agreed to be bound by certain “tag-along” restrictions with respect to certain transfers of its shares of the common stock. Subject to certain exceptions, if any member of the Tracinda Group desires to transfer shares of the common stock beneficially owned by it, directly or indirectly, in whole or in part (a “Tag-Along Sale”), then each Executive shall have the right, but not the obligation, (i) to exercise certain options held by such Executive pursuant to the Stock Incentive Plan (as defined below) to the extent required to realize the “tag-along” rights of such Executive and (ii) to elect that such member of the Tracinda Group be obligated to require, as a condition to such Tag-Along Sale, that the proposed purchaser purchase from each such electing Executive a proportional number of shares.

Registration Rights.    Subject to certain exceptions and conditions, the Tracinda Group and the Executives have the right to make up to three requests, in the case of the Tracinda Group, and up to two requests with respect to all of the Executives, for registration (“Demand Registration”) under the Securities Act of 1933, as amended (the “Securities Act”), of all or part of the common stock or certain other securities (the “Registrable Securities”) held by them. Any request for a Demand Registration must include such Registrable Securities with an estimated value of no less than $50 million. Demand Registration requests may be for shelf registrations covering sales on a delayed or continuous basis. The Tracinda Group has exercised one of its Demand Registration rights.

In addition, if the Company proposes to register any of its equity securities under the Securities Act (other than (i) a registration on Form S-4 or Form S-8 or (ii) a registration in connection with a pro rata distribution of rights to subscribe for shares of the common stock), whether or not for sale for its own account, then, subject to certain exceptions and conditions, each member of the Tracinda Group and each of the Executives shall be entitled to request that the Registrable Securities of the same class beneficially owned by such party be included in such registration (a “Piggyback Registration”).

The Company will pay all of the expenses of any Demand or Piggyback Registration, including the fees and expenses of a single counsel retained by the selling stockholders; however, each selling stockholder will be responsible for the underwriting discounts and commissions and transfer taxes in connection with shares sold by such stockholder. Each selling stockholder and the underwriters through whom shares are sold on behalf of a selling stockholder will be entitled to customary indemnification from the Company against certain liabilities, including liabilities under the Securities Act. See “Item 13. Certain Relationships and Related Transactions—Other Transactions with Tracinda and Affiliates.”

Certain Holdback Agreements.    The Tracinda Group and each of the Executives have agreed, under certain circumstances, if requested by the Company or any managing underwriters of a registration of securities of the Company, not to effect any public sale or distribution (including sales pursuant to Rule 144 under the Securities Act) of equity securities of the Company, or any securities convertible into or exchangeable or exercisable for equity securities, for a period not to exceed the period commencing with the date seven days prior to and ending with the date 180 days after the effective date of any underwritten registration by the Company of the securities (except as part of such underwritten registration). The Company has agreed to a similar restriction (except as part of such underwritten registration or pursuant to registrations on Form S-4 or Form S-8 or any successor forms) and to use its best efforts to cause certain holders of its capital stock (other than in a registered public offering) to so agree.

Other Transactions with Tracinda and its Affiliates

In connection with the merger agreement, the Company has agreed, subject to limited exceptions, to indemnify Tracinda, 250 Rodeo and Mr. Kerkorian against liabilities in connection with any actual or threatened action, suit or proceeding based upon, arising from, relating to or by reason of the execution, delivery and/or performance of the merger agreement and/or the voting and support agreement and the transactions contemplated by those agreements.

Pursuant to the Contribution Agreement between the Company and Tracinda, dated as of November 18, 2004, Tracinda has agreed to make a capital contribution to the Company, concurrently with the closing of the merger, in an amount (which we refer to as the bonus differential) equal to (a) the aggregate bonuses actually paid under the Employee Incentive Plan for 2004 and 2005 minus (b) the aggregate bonuses that participants in the Employee Incentive Plan for 2004 and 2005 would have been paid if the target performance levels for such performance periods were not waived, less (c) $5.0 million, representing the amount that would otherwise have been allocated to the payment of retention bonuses to employees. Based on our operating results for the year ended December 31, 2004, the bonus differential for 2004 is approximately $5.1 million (after taking into account the $5.0 million that would otherwise have been allocated to the payment of retention bonuses). The bonus differential for 2005 cannot yet be computed.

In February 1980, our predecessor-in-interest granted to a predecessor-in-interest of MGM MIRAGE an exclusive open-ended royalty-free license to use the trademark MGM, as well as certain stylized lion depictions, in its resort hotel and/or gaming businesses and other businesses not related to filmed entertainment. This license was amended in 1998. In June 2000, the license was further amended to allow MGM MIRAGE to use the trademark MGM in combination with the trademark MIRAGE to the same extent that it was permitted theretofore with regard to the MGM Grand trademark. In consideration of this further grant of rights, MGM MIRAGE agreed to pay an annual license fee of $1.0 million. MGM MIRAGE paid us $1.0 million (in advance) in June 2000, $1.0 million in July 2001, $1.0 million in July 2002, and $1.0 million in July 2003. Beginning in the Fall of 2003, the Company entered into discussions with MGM MIRAGE to clarify certain terms of the license and to separate ownership of the MGM MIRAGE trademarks from the Company’s trademarks. In May 2004, we entered into a Trademark Coexistence and Assignment Agreement with MGM MIRAGE whereby the

MGM Grand trademarks were assigned to MGM MIRAGE in exchange for a broadening of the category of goods and services for which MGM has exclusivity with regard to the use of the trademark MGM (and derivatives thereof). This agreement replaces and supersedes the above-named license (as amended), but maintains (in a separate license agreement) all of the terms and conditions (including the $1.0 million annual payment) of the June 2000 amendment regarding the use by MGM MIRAGE of the trademark MGM in combination with the trademark MIRAGE. MGM MIRAGE paid us $1.0 million on June 30, 2004 in accordance with the provisions of this new License Agreement.

Additionally, the Company and affiliates of Tracinda occasionally conduct cross-promotional campaigns, in which the Company’s motion pictures and video games and the affiliates’ hotels are promoted together; however, the Company believes that the amounts involved are not material.

The Company and MGM Grand Hotel, LLC, a subsidiary of MGM MIRAGE, have an ongoing relationship whereby Grand Hotel can utilize key art, still photographs of artwork and one-minute film clips from certain of the Company’s motion picture releases on an as-needed basis. In addition, the Company makes several seats at certain premieres and screenings of the Company’s theatrical motion picture releases available to Grand Hotel. The Company did not receive any monetary compensation for the use of these assets.

The Company periodically sells to Grand Hotel and certain of its affiliates, on a wholesale basis, videocassettes and other merchandise such as baseball caps, clothing, keychains and watches bearing the Company’s trademarks and logos for resale to consumers in retail shops located within Grand Hotel’s properties. In December 2000, pursuant to a Merchandise License Agreement, the Company granted a subsidiary of MGM MIRAGE the right to use certain of the Company’s trademarks and logos in connection with the retail sale of merchandise at MGM MIRAGE’s properties. The Company receives royalties based on retail sales of the licensed merchandise. The agreement has a term of five years, subject to the MGM MIRAGE’s right to extend the term for one additional five-year period and its option to terminate the agreement at any time upon 60 days’ notice. The licensing and royalty revenues received to date by the Company under this arrangement have not been material.

From time to time, the Company charters airplanes from MGM MIRAGE and Tracinda for use in the Company’s business. The Company believes that the terms of the charter arrangements are no less favorable to the Company than those that could be obtained from unrelated third parties. During the two years ended December 31, 2003 and 2002, the aggregate of the payments made to MGM MIRAGE and Tracinda for such charters were approximately $91,000 and $79,000, respectively. There were no such payments in 2004.

From time to time, the Company reserves hotel rooms from MGM MIRAGE for special events. For the years ended December 31, 2004, 2003 and 2002 the aggregate amount paid by the Company for such rooms was approximately $207,000, $305,000 and $465,000, respectively.

The Company and MGM MIRAGE have entered into various other transactions and arrangements which, individually and in the aggregate, are not material.

Other Transactions

Mr. Gleason, a member of the Board of Directors of the Company, is a part-time employee of the Company rendering services in the areas of capital markets and corporate strategy. For such services, he is paid a salary of $40,000 per annum and reimbursement for his reasonable expenses in the performance of his duties. In addition, Mr. Gleason holds options under the Stock Incentive Plan to purchase 55,000 shares of the common stock at an exercise price of $25.13 per share and 300,000 shares at an exercise price of $14.90 per share, granted in each case at or above the fair market value of the common stock on the date of grant. See “Item 12. Security Ownership of Certain Beneficial Owners and Management.” The exercise price of the foregoing options has been effectively reduced by the amount of the $8.00 per share special cash dividend that Mr. Gleason is entitled to receive upon exercise.

Mr. Haig, a member of the Board of Directors of the Company, renders consulting services to the Company for which he receives fees at the rate of $50,000 per annum.

Another motion picture studio has acquired from the Company the right, for a designated period of time, to produce a motion picture. The Company has retained the option to either co-finance such motion picture or receive a rights fee and passive profit participation. Ms. Presley, a director of the Company, is a producer of such contemplated motion picture. During 2003, the Company paid $12,500 to a company owned by Ms. Presley in connection with such motion picture. No payments to Ms. Presley were made during 2004 with respect to such motion picture.

The Company entered into a license arrangement in December 2004 with Capital Entertainment Enterprises with respect to certain episodes of three library television series (“My Mother the Car” and two “Flipper” series) pursuant to which the Company has granted to Capital the right to distribute such series in DVD in return for Capital’s commitments to fund the costs of clearance and re-mastering of the programs for DVD release, to use the Company as its sub-distributor and to pay the Company a guaranteed royalty. Mr. Winterstern, a member of the Board of Directors of the Company, is a principal of Capital Entertainment Enterprises. No royalties have as yet accrued or been paid.

In February 2004, MGM Television Entertainment produced a direct-to-video motion picture entitled Species III based on the popular sci-fi theatrical motion picture franchise. Frank Mancuso, Jr. who was a producer on Species and Species II also rendered producing services on Species III. Frank Mancuso, Jr. is the son of Frank Mancuso, a current member of the MGM Board of Directors. Frank Mancuso, Jr. was paid $50,000 and received a percentage profit participation for his services on Species III.

In August 2002, MGM Television Entertainment commenced development of a television series based on the theatrical motion picture entitled “Ronin.” Pursuant to a producer employment agreement with Frank Mancuso, Jr. entered into in connection with such theatrical motion picture, Frank Mancuso, Jr. was granted a rolling right of first negotiation to render producing services with regard to future productions based on the picture. In October 2002, Mr. Mancuso, Jr. relinquished his first negotiation right pursuant to an agreement with MGM Television Entertainment to render producing services in connection with any future television or other non-theatrical production based on the picture. In consideration thereof, he was paid $150,000 in April 2004. Mr. Mancuso, Jr. has certain rights with respect to certain development deals which in the aggregate are not material.

In 1994, in connection with the formation of Movie Network Channels, a joint venture in which the Company has a non-controlling interest, the Company licensed to the joint venture certain of its current theatrical and television motion pictures, as well as a number of its library pictures, for distribution on Australian pay television. The agreement expires on June 30, 2005, with all motion pictures covered by the agreement reverting to the Company within one year after that date, but both the Company and Movie Network Channels have the right to extend the license for a further four years. The Company receives a license fee for each picture that is based on the number of Movie Network Channel’s subscribers. The Company recognized such license fee revenues of $6,363,000, $6,152,000 and $4,014,000 during the years ended December 31, 2004, 2003 and 2002, respectively. The Company believes that the terms of the agreement are no less favorable to the Company than those contained in its licenses with unaffiliated licensees.

The Company, under various agreements, licenses the right to distribute certain motion picture and television product in the domestic television market to the Rainbow Media cable channels, in which the Company acquired a 20 percent equity interest on April 2, 2001. The Company sold its equity interest in the Bravo Cable channel on December 5, 2002 and its interest in the remaining cable channels on July 18, 2003. During the years ended December 31, 2003 and 2002, the Company recognized revenues of $12,421,000 and $4,768,000, respectively, under these licensing arrangements. The Company believes that the terms of these agreements are no less favorable to the Company than those contained in its licenses with unaffiliated licensees.

The Company has equity interests ranging from five percent to 50 percent in certain television channels located in various international territories in which the Company licenses certain library pictures and theatrical motion pictures and television series, miniseries and made-for-television movies produced or distributed by the Company during the terms of the agreements. The Company recognized aggregate license fees under these agreements of $22,590,000, $24,403,000 and $22,804,000 during the years ended December 31, 2004, 2003 and 2002, respectively.

The Company had a 50 percent equity interest in MGM-NBC Media, LLC which acts as agent to sell advertising time received by the Company and NBC Enterprises, Inc. as barter ad spots as full or partial consideration from the sale of feature film and television product in the syndication market. In the years ended December 31, 2004 and December 31, 2003, the Company incurred a sales agency fees to MGM-NBC Media Sales of $1,269,000 and $2,750,000, respectively. At December 31, 2004 and December 31, 2003, the Company had receivables from MGM-NBC Media Sales of $1,984,000 and $8,710,000, respectively, for the distribution of its product and certain administration charges. As of June 30, 2004, the parties agreed to terminate the venture as of the end of 2004. Per the termination agreements, we assumed the sale of advertising spots for our programming in the domestic television syndication market in July 2004. On September 30, 2004, the joint venture was terminated and all distribution agreements were terminated by December 31, 2004.

Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP, a law firm of which Jay Rakow, Senior Executive Vice President and General Counsel of the Company, was a partner, has performed extensive legal services for the Company relating to mergers and acquisitions, litigation, sales of securities, general corporate matters, real estate and other transactions and agreements.

Item 14.    Principal Accounting Fees and Services

Fees of Ernst & Young

The following table presents fees for professional audit services rendered by Ernst & Young, the Company’s independent auditors, for the audit of the Company’s financial statements for the fiscal years ended December 31, 2004 and 2003 and fees billed for other services performed for the years ended December 31, 2004 and 2003.

Fees for professional services by our independent auditors for the fiscal years 2004 and 2003 in each of the following categories are as follows:

	Fiscal 2004	Fiscal 2003
	(in thousands)
Audit fees(1)	$2,057,950	$908,800
Audit-related fees(2)	106,500	679,716
Tax fees(3)	157,500	86,000

Total	$2,321,950	$1,674,516

(1)	Audit fees include fees associated with the annual audit, reviews of the quarterly reports on Form 10-Q, and statutory audits.
(2)	Audit-related fees principally included due diligence services, audits of employee benefit plans and audits of distribution agreements with third parties.
(3)	Tax fees included tax compliance, tax advice and tax planning.

Pre-Approval Policies and Procedures

The Audit Committee pre-approves all audit and non-audit services provided by the independent auditors prior to the rendition of such services. The Audit Committee on October 21, 2002 delegated to its Chairman the authority to pre-approve the rendition of permitted non-audit services by the independent auditors, provided such pre-approval is presented to the Audit Committee at its next meeting.

PART IV

Item 15.    Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this report:

1.	Consolidated Financial Statements

The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Form 10-K at pages 79 to 118.

2.	Financial Statement Schedules

The financial statement schedules listed in the accompanying Index to Financial Statements are filed as part of this Form 10-K at page 119.

3.	Exhibits

The exhibits listed in the accompanying Exhibit Index on pages 127 to 129 are filed as part of this Form 10-K.

(b) Reports on Form 8-K

Period or Date Filed	Relating to
Dated and Filed February 18, 2004	Item 7. Financial Statements and Exhibits Item 9. Regulation FD Disclosure
Dated March 15, 2004 and Filed March 16, 2004	Item 5. Other Events Item 7. Financial Statements and Exhibits
Dated April 6, 2004 and Filed April 7, 2004	Item 5. Other Events Item 7. Financial Statements and Exhibits
Dated April 26, 2004 and Filed April 27, 2004	Item 5. Other Events Item 7. Financial Statements and Exhibits
Dated April 29, 2004 and Filed April 29, 2004	Item 7. Financial Statements and Exhibits Item 12. Results of Operations and Financial Condition
Dated and Filed May 5, 2004	Item 5. Other Events Item 7. Financial Statements and Exhibits
Dated May 17, 2004 and Filed May 18, 2004	Item 5. Other Events Item 7. Financial Statements and Exhibits
Dated and Filed July 29, 2004	Item 7. Financial Statements and Exhibits Item 12. Results of Operations and Financial Condition
Dated and Filed July 29, 2004	Item 7. Financial Statements and Exhibits Item 12. Disclosure of Results of Operations and Financial Condition
Dated September 1, 2004 and Filed September 2, 2004	Item 8.01 Other Events Item 9.01 Financial Statements and Exhibits
Dated September 13, 2004 and Filed September 14, 2004	Item 1.01 Entry Into a Material Definitive Agreement Item 8.01 Other Events Item 9.01 Financial Statements and Exhibits
Dated September 23, 2004 and Filed September 24, 2004	Item 1.01 Entry Into a Material Definitive Agreement Item 8.01 Other Events Item 9.01 Financial Statements and Exhibits
Dated October 26, 2004 and Filed October 27, 2004	Item 2.02 Disclosure of Results of Operations and Financial Condition Item 9.01 Financial Statements and Exhibits
Dated and Filed December 9, 2004	Item 7.01 Regulation FD Disclosure Item 9.01 Financial Statements and Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 25, 2005

METRO-GOLDWYN-MAYER INC.

By:	/s/ ALEX YEMENIDJIAN
Alex Yemenidjian Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALEX YEMENIDJIAN Alex Yemenidjian	Chairman of the Board of Directors, Chief Executive Officer and Director	February 25, 2005

/s/ CHRISTOPHER J. MCGURK Christopher J. McGurk	Vice Chairman, Chief Operating Officer and Director	February 25, 2005

/s/ JAMES D. ALJIAN James D. Aljian	Director	February 25, 2005

/s/ WILLIE D. DAVIS Willie D. Davis	Director	February 25, 2005

/s/ MICHAEL R. GLEASON Michael R. Gleason	Director	February 25, 2005

/s/ ALEXANDER M. HAIG, JR. Alexander M. Haig, Jr.	Director	February 25, 2005

/s/ KIRK KERKORIAN Kirk Kerkorian	Director	February 25, 2005

/s/ FRANK G. MANCUSO Frank G. Mancuso	Director	February 25, 2005

/s/ A.N. “ANDY” MOSICH A.N. “Andy” Mosich	Director	February 25, 2005

Signature	Title	Date

/s/ PRISCILLA PRESLEY Priscilla Presley	Director	February 25, 2005

/s/ HENRY D. WINTERSTERN Henry D. Winterstern	Director	February 25, 2005

/s/ JEROME B. YORK Jerome B. York	Director	February 25, 2005

/s/ DANIEL J. TAYLOR Daniel J. Taylor	Senior Executive Vice President and Chief Financial Officer	February 25, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Metro-Goldwyn-Mayer Inc.

We have audited the accompanying consolidated balance sheets of Metro-Goldwyn-Mayer Inc. (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metro-Goldwyn-Mayer Inc. as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2004, the Company changed its method of accounting for stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Metro-Goldwyn-Mayer Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 14, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP

Los Angeles, California

February 14, 2005

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2004. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Metro-Goldwyn-Mayer Inc.

Los Angeles, California

February 14, 2005

By:	/s/ ALEX YEMENIDJIAN	By:	/s/ DANIEL J. TAYLOR
	Alex Yemenidjian Chairman of the Board and Chief Executive Officer		Daniel J. Taylor Senior Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders

Metro-Goldwyn-Mayer Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Metro-Goldwyn-Mayer Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Metro-Goldwyn-Mayer Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Metro-Goldwyn-Mayer Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Metro-Goldwyn-Mayer Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004, and our report dated February 14, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP

Los Angeles, California

February 14, 2005

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

METRO-GOLDWYN-MAYER INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$117,365	$61,894
Accounts and contracts receivable (net of allowance for doubtful accounts of $29,835 and $46,671, respectively)	586,927	615,907
Film and television costs, net	1,771,183	1,788,225
Investments in and advances to affiliates	21,770	24,050
Property and equipment, net	69,282	68,657
Goodwill	516,706	516,706
Restricted cash	150,789	—
Other assets	49,779	31,132

	$3,283,801	$3,106,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Bank and other debt	$1,984,000	$813
Accounts payable and accrued liabilities	226,467	234,397
Accrued participants’ share	301,069	320,347
Income taxes payable	23,365	37,129
Advances and deferred revenues	96,205	72,908
Merger deposit	150,789	—
Other liabilities	179,595	112,606

Total liabilities	2,961,490	778,200

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 500,000,000 shares authorized, 251,960,505 shares issued	2,520	2,520
Additional paid-in capital	2,058,827	3,915,777
Deficit	(1,536,784)	(1,507,573)
Accumulated other comprehensive income	13,464	2,046
Less: treasury stock, at cost, 13,729,671 and 7,347,530 shares, respectively	(215,716)	(84,399)

Total stockholders’ equity	322,311	2,328,371

	$3,283,801	$3,106,571

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

METRO-GOLDWYN-MAYER INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2004	2003	2002
Revenues	$1,724,804	$1,883,027	$1,654,102
Expenses:
Operating	865,776	983,939	1,062,956
Selling, general and administrative	809,551	882,906	671,817
Depreciation	15,147	17,300	20,467

Total expenses	1,690,474	1,884,145	1,755,240

Operating income (loss)	34,330	(1,118)	(101,138)
Other income (expense):
Write-down on investment in cable channels	—	(93,059)	—
Gain on sale of equity interest in cable channel	—	—	32,514
Equity in net earnings (losses) of affiliates	(4,847)	310	13,561
Interest expense, net of amounts capitalized	(63,601)	(60,229)	(79,929)
Interest and other income, net	8,411	16,148	7,432
Other non-recurring costs	(7,026)	(5,099)	—

Total other expenses	(67,063)	(141,929)	(26,422)

Loss from operations before benefit (provision) for income taxes	(32,733)	(143,047)	(127,560)
Income tax benefit (provision)	3,522	(18,714)	(14,687)

Net loss	$(29,211)	$(161,761)	$(142,247)

Loss per share:
Basic and diluted	$(0.12)	$(0.66)	$(0.57)

Weighted average number of common shares outstanding:
Basic and diluted	237,243,202	245,584,705	248,355,556

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

METRO-GOLDWYN-MAYER INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Preferred Stock		Common Stock		Add’l Paid-in Capital	Deficit	Compre- hensive Income (Loss)	Accum. Other Compre- hensive Income (Loss)	Less: Treasury Stock	Total Stockholders’ Equity
	No. of Shares	Par Value	No. of Shares	Par Value
Balance December 31, 2001	—	$—	239,629,500	$2,396	$3,717,767	$(1,203,565)	$—	$(27,116)	$—	$2,489,482
Common stock issued to outside parties, net	—	—	10,550,000	106	164,665	—	—	—	—	164,771
Acquisition of treasury stock, at cost	—	—	—	—	—	—	—	—	(32,709)	(32,709)
Contribution of treasury stock to deferred compensation plan	—	—	—	—	—	—	—	—	(7,608)	(7,608)
Common stock issued to directors, officers and employees, net	—	—	1,781,005	18	32,491	—	—	—	1,513	34,022
Comprehensive income (loss):
Net loss	—	—	—	—	—	(142,247)	(142,247)	—	—	(142,247)
Unrealized gain on derivative instruments	—	—	—	—	—	—	13,195	13,195	—	13,195
Unrealized loss on securities	—	—	—	—	—	—	(585)	(585)	—	(585)
Change in unfunded pension obligation	—	—	—	—	—	—	(3,994)	(3,994)	—	(3,994)
Foreign currency translation adjustments	—	—	—	—	—	—	139	139	—	139

Comprehensive loss	—	—	—	—	—	—	(133,492)

Balance December 31, 2002	—	—	251,960,505	2,520	3,914,923	(1,345,812)	—	(18,361)	(38,804)	2,514,466
Acquisition of treasury stock, at cost	—	—	—	—	—	—	—	—	(49,785)	(49,785)
Common stock issued to directors, officers and employees, net	—	—	—	—	854	—	—	—	4,190	5,044
Comprehensive income (loss):
Net loss	—	—	—	—	—	(161,761)	(161,761)	—	—	(161,761)
Unrealized gain on derivative instruments	—	—	—	—	—	—	16,629	16,629	—	16,629
Unrealized loss on securities	—	—	—	—	—	—	1,303	1,303	—	1,303
Change in unfunded pension obligation	—	—	—	—	—	—	(356)	(356)	—	(356)
Foreign currency translation adjustments	—	—	—	—	—	—	2,831	2,831	—	2,831

Comprehensive loss	—	—	—	—	—	—	(141,354)

Balance December 31, 2003	—	—	251,960,505	2,520	3,915,777	(1,507,573)	—	2,046	(84,399)	2,328,371
Payment of stockholder dividend	—	—	—	—	(1,892,983)	—	—	—	—	(1,892,983)
Acquisition of treasury stock, at cost	—	—	—	—	—	—	—	—	(181,370)	(181,370)
Common stock issued to directors, officers and employees, net	—	—	—	—	1,419	—	—	—	50,053	51,472
Adoption of SFAS No. 123	—	—	—	—	3,823	—	—	—	—	3,823
Stock-based employee compensation	—	—	—	—	30,791	—	—	—	—	30,791
Comprehensive income (loss):
Net loss	—	—	—	—	—	(29,211)	(29,211)	—	—	(29,211)
Unrealized loss on derivative instruments	—	—	—	—	—	—	(2,770)	(2,770)	—	(2,770)
Unrealized gain on securities	—	—	—	—	—	—	805	805	—	805
Change in unfunded pension obligation	—	—	—	—	—	—	4,350	4,350	—	4,350
Foreign currency translation adjustments	—	—	—	—	—	—	9,033	9,033	—	9,033

Comprehensive loss	—	—	—	—	—	—	(17,793)

Balance December 31, 2004	—	$—	251,960,505	$2,520	$2,058,827	$(1,536,784)	$—	$13,464	$(215,716)	$322,311

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

METRO-GOLDWYN-MAYER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Operating activities:
Net loss	$(29,211)	$(161,761)	$(142,247)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Additions to film costs, net	(439,001)	(427,367)	(468,083)
Amortization of film and television costs and participants’ share	613,325	709,550	798,411
Depreciation and amortization of property and equipment	15,147	17,300	20,467
Amortization of goodwill and deferred financing costs	9,903	7,575	16,637
Stock-based employee compensation	30,791	—	—
Stock contributions to employees, directors and employee savings plan	5,177	4,387	4,252
Change in fair value of financial instruments	—	(18)	(462)
Change in fair value of Rabbi Trust	1,852	2,730	(3,246)
Provision for bad debt and other reserves	16,257	5,592	21,205
Equity in net (earnings) losses of affiliates	4,847	(310)	(13,561)
Write-down on investment in cable channels	—	93,059	—
Gain on sale of equity interest in cable channel	—	—	(32,514)
Increase in accounts and contracts receivable and other assets	21,704	(10,828)	(171,169)
Decrease in accounts payable, accrued and other liabilities, accrued participants’ share and taxes	(127,988)	(49,195)	(102,694)
Increase (decrease) in advances and deferred revenues	23,297	7,857	(17,105)
Foreign currency exchange (gain) loss	(5,259)	(6,056)	1,330

Net cash provided by (used in) operating activities	140,841	192,515	(88,779)

Investing activities:
Sales of equity interests in cable channels	—	497,250	250,000
Dividend received from cable channels	1,961	10,000	30,000
Investments in and advances to affiliates	(4,677)	(3,600)	(9,376)
(Purchase) sales of short-term investments	—	6,488	(6,456)
Additions to property and equipment	(15,471)	(27,459)	(23,055)
Other investing activity	—	(5,099)	—

Net cash provided by (used in) investing activities	(18,187)	477,580	241,113

Financing activities:
Additions to borrowed funds	2,201,000	261,500	1,337,410
Dividend paid	(1,892,983)	—	—
Net proceeds from issuance of equity securities to outside parties	—	—	164,771
Net proceeds from issuance of equity securities to related parties	43,128	121	2,154
Acquisition of treasury stock	(181,370)	(49,785)	(32,709)
Repayments of borrowed funds	(217,666)	(1,412,690)	(1,016,871)
Financing costs and other	(19,394)	(767)	(16,823)

Net cash provided by (used in) financing activities	(67,285)	(1,201,621)	437,932

Net change in cash and cash equivalents from operating, investing and financing activities	55,369	(531,526)	590,266
Net increase (decrease) in cash due to foreign currency fluctuations	102	289	167

Net change in cash and cash equivalents	55,471	(531,237)	590,433
Cash and cash equivalents at beginning of the year	61,894	593,131	2,698

Cash and cash equivalents at end of the year	$117,365	$61,894	$593,131

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

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

Principles of Consolidation.    The consolidated financial statements include the accounts of MGM, MGM Studios, Orion and all of their majority-owned and controlled subsidiaries. The Company’s investments in related companies, which represent a 20% to 50% ownership interest, over which the Company has significant influence but not control are accounted for using the equity method (see Note 4). All significant intercompany balances and transactions have been eliminated.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents.    The Company considers all highly liquid debt instruments, purchased with an initial maturity of three months or less, to be cash equivalents. The Company held restricted cash of $150,789,000 at December 31, 2004 in the form of a deposit received as part of a merger agreement expected to close in 2005 (see Note 16). There were no restricted cash balances at December 31, 2003. The Company has reclassified a $18,951,000 and $12,303,000 bank overdraft to accounts payable at December 31, 2004 and 2003, respectively. The carrying value of the Company’s cash equivalents approximated fair value at each balance sheet date.

Short-Term Investments.    Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, a separate component of stockholders’ equity. The Company held no short-term investments as of December 31, 2004 and 2003.

Accounts and Contracts Receivable.    At December 31, 2004, accounts and contracts receivable aggregated $616,762,000 (before allowance for doubtful accounts), of which approximately $459,370,000 is due within one year and $331,250,000 is unbilled. Concentration of credit and geographic risk with respect to accounts receivable is limited due to the large number and general dispersion of accounts which constitute the Company’s customer base. The Company performs credit evaluations of its customers and in some instances requires collateral. At December 31, 2004 and 2003, there were no customers accounting for greater than ten percent of the Company’s accounts and contracts receivable.

Allowance for Doubtful Accounts.    At December 31, 2004 and 2003, the allowance for doubtful accounts receivable aggregated $29,835,000 and $46,671,000, respectively. The Company determines its allowance by monitoring its delinquent accounts and estimating a reserve based on contractual terms and other customer specific issues. Additionally, the Company records a general reserve against all customers not reviewed on a specific basis. The Company charges off trade and contracts receivable against the allowance when the receivable is deemed uncollectible.

Sales Returns.    In the home entertainment market, the Company calculates an estimate of future returns of product. In determining the estimate of product sales that will be returned, the Company performs an analysis that considers historical returns, changes in customer demand and current economic trends. Based on this information, a percentage of each sale is reserved provided that the customer has the right of return.

Revenue Recognition.    Revenue is recognized upon meeting all recognition requirements of SOP 00-2. Revenues from theatrical distribution of feature films are recognized on the dates of exhibition. Revenues from direct home entertainment distribution are recognized, net of an allowance for estimated returns, together with related costs, in the period in which the product is available for sale by the Company’s customers. Under revenue sharing arrangements, the Company also participates in consumer rental revenues generated in the home entertainment market by rental establishments and records revenues as earned. Revenues from television licensing, together with related costs, are recognized when the feature film or television program is initially available to the licensee for telecast. Payments received in advance of initial availability are classified as deferred revenue until all SOP 00-2 revenue recognition requirements have been met. As of December 31, 2004, deferred revenue primarily consists of advances related to the Company’s television licensing contracts under which the related product will become available in future periods. Long-term, non-interest-bearing receivables arising from

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

licensing agreements are discounted to present value in accordance with Accounting Principles Board (“APB”) Opinion No. 21, “Interest on Receivables and Payables.”

Barter Transactions.    The Company accounts for advertising time spots received as full or partial consideration from the sale of feature film and television programming product in the domestic syndication market at the estimated fair value of the advertising received in accordance with the provisions of Emerging Issues Task Force Issue No. 99-17, “Accounting for Advertising Barter Transactions.” The Company recognized barter revenues of $25,757,000, $26,944,000 and $19,411,000 in the years ended December 31, 2004, 2003 and 2002, respectively.

From February 2002 until September 30, 2004, the Company used a joint venture, MGM-NBC Media Sales, LLC (the “Joint Venture”), to act as its agent to sell barter advertising spots received by the Company and NBC Enterprises Inc. (“NBC Enterprises”) as full or partial consideration from the licensing of feature film and television programming product in the domestic television syndication market. On April 30, 2004, MGM Domestic Television Distribution, Inc., a wholly-owned subsidiary of the Company, and NBC Enterprises agreed to terminate the Joint Venture effective on September 30, 2004. Upon termination of the Joint Venture, the Company assumed the sale of advertising spots received as full or partial consideration for its programming in the domestic television syndication market.

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

Beginning January 1, 2001, under SOP 00-2 (see “New Accounting Pronouncements”), exploitation costs, including advertising and marketing costs, are expensed as incurred. The Company incurred advertising and marketing costs of approximately $390,000,000, $505,000,000 and $410,000,000, respectively, for the years ended December 31, 2004, 2003 and 2002. Theatrical print costs are amortized over the periods of theatrical release of the respective territories and are included in operating expenses.

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

The Company also maintains home entertainment product in inventory, which primarily consists of digital video discs and videocassette tapes and are stated at the lower of cost or market. The Company accounts for its home entertainment inventory using the weighted average moving cost method.

Shipping and handling costs are included in operating costs under selling, general and administrative expenses in the consolidated statements of operations.

Property and Equipment.    Except for purchase accounting adjustments, property and equipment are stated at cost. Property and equipment acquired as part of the acquisitions of MGM Studios and Orion are stated at

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimated fair market value at the date of acquisition. Depreciation of property and equipment is computed under the straight-line method over the expected useful lives of applicable assets, ranging from three to five years.

Leasehold improvements are amortized under the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the related leases. Leasehold improvements include amounts reimbursed by landlords as lease incentives. As required by FASB Technical Bulletin 88-1, “Issues Relating to Accounting for Leases”, lease incentive reimbursements are recorded as an obligation within other liabilities and amortized over the lease term as a reduction in rent expense. When property is sold or otherwise disposed of, the cost and related accumulated depreciation and amortization is removed from the accounts, and any resulting gain or loss is included in income. The costs of normal maintenance, repairs and minor replacements are charged to expense when incurred.

Goodwill.    Goodwill represents the excess cost of acquisition over the fair market value of identifiable net assets acquired by the Company. Beginning January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (see “New Accounting Pronouncements”). According to this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value based test is performed. Fair value of goodwill is based on discounted cash flows, market multiples and/or appraised values as appropriate. Under SFAS No. 142, the carrying value of assets are calculated at the lowest level for which there are identifiable cash flows, which include feature film operations, television programming operations, cable channels and other businesses (consumer products, music and interactive operations). SFAS No. 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. Upon adoption and during each of the years ended December 31, 2004, 2003 and 2002, the Company completed an impairment review and did not recognize any impairment of goodwill and other intangible assets included in the financial statements. The Company expects to receive future benefits from previously acquired goodwill over an indefinite period of time. Accordingly, beginning January 1, 2002, the Company has foregone all related amortization expense. Until March 31 2003, when the Company announced its intention to sell its equity interest in the Cable Channels (see Note 4), the Company was recording its equity in net earnings of the Cable Channels on a one-quarter lag. Therefore, amortization of goodwill of the Cable Channels is not included in the calculation of the Company’s equity in the net earnings in this investment commencing on April 1, 2002 (amortization of goodwill of the Cable Channels was $9,528,000 for the quarter ended March 31, 2002).

For the year ended December 31, 2002, the reconciliation of reported net loss and net loss per share to adjusted net loss and adjusted net loss per share reflecting the elimination of goodwill amortization is as follows (in thousands, except per share data):

	Net Loss	Per Share Data
Net loss, as reported	$(142,247)	$(0.57)
Elimination of goodwill amortization related to equity investees	9,528	0.04

Net loss, as adjusted	$(132,719)	$(0.53)

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

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Translation.    Foreign subsidiary assets and liabilities are translated into United States dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses of foreign subsidiaries are translated into United States dollars at the average exchange rates that prevailed during the period. The gains or losses that result from this are included as a component of the accumulated other comprehensive income in stockholders’ equity. Foreign currency denominated transactions are recorded at the exchange rate in effect at the time of occurrence, and the gains or losses resulting from subsequent translation at current exchange rates are included in the accompanying statements of operations.

Financial Instruments.    The carrying values of short-term trade receivables and payables approximate their estimated fair values because of the short maturity of these instruments. The carrying values of receivables with maturities greater than one year have been discounted at LIBOR plus 2.75 percent (approximately five percent at December 31, 2004 and four percent at December 31, 2003, respectively), which approximates the Company’s current effective borrowing rates, in accordance with APB Opinion No. 21.

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

The Company accounts for its derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” The Company measures interest rate swap contracts and foreign currency forward contracts for effectiveness on a quarterly basis. The Company uses mark-to-market accounting to determine the fair value of the derivatives. Changes in the fair value of effective hedges are reflected in accumulated other comprehensive income, a separate component of stockholders’ equity, while changes in ineffective hedges are reflected in the statement of operations. The amounts recognized for ineffective hedges during the years ended December 31, 2004, 2003 and 2002, respectively, were not material. Factors that determine the effectiveness of hedges include (i) the forward contract is for the same quantity as the hedged forecasted purchase, (ii) the fair value of the forward contract or interest rate swap at inception is zero, and (iii) the notional amount of the swap matches the principal amount of the interest bearing liability being hedged.

Earnings Per Share.    The Company computes earnings per share in accordance with SFAS No. 128, “Earnings Per Share” (“EPS”). The weighted average number of shares used in computing basic and diluted earnings or loss per share was 237,243,202, 245,584,705 and 248,355,556 in the years ended December 31, 2004, 2003 and 2002, respectively. Dilutive securities of 5,798,663, 355,640 and 1,000,720 are not included in the calculation of diluted EPS in the years ended December 31, 2004, 2003 and 2002, respectively, because they are antidilutive. Additionally, potentially dilutive securities of 8,930,365, 15,226,130 and 30,850,065 have not been included in the calculation of diluted EPS in the years ended December 31, 2004, 2003 and 2002, respectively, because their exercise prices are greater than the average market price of the Company’s common stock during such years.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year Ended December 31,
	2004	2003	2002
Net loss	$(29,211)	$(161,761)	$(142,247)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	(2,770)	16,629	13,195
Unrealized gain (loss) on securities	805	1,303	(585)
Change in unfunded pension plan obligation	4,350	(356)	(3,994)
Cumulative foreign currency translation adjustments	9,033	2,831	139

Total comprehensive loss	$(17,793)	$(141,354)	$(133,492)

Components of accumulated other comprehensive income (loss) are shown below (in thousands):

	Unrealized Gain (Loss) on Derivative Instruments	Unrealized Gain (Loss) on Securities	Unfunded Pension Plan Obligation	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2002	$(13,859)	$(782)	$(3,994)	$274	$(18,361)
Current year change	16,629	1,303	(356)	2,831	20,407

Balance at December 31, 2003	2,770	521	(4,350)	3,105	2,046
Current year change	(2,770)	805	4,350	9,033	11,418

Balance at December 31, 2004	$—	$1,326	$—	$12,138	$13,464

Stock-Based Compensation.    On January 1, 2004, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Under the modified prospective method of adoption selected by the Company under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” stock-based employee compensation expense recognized in 2004 is the same as that which would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied to all awards from its original effective date. During the year ended December 31, 2004, the Company recorded compensation expense of $30,791,000 regarding its employee stock incentive plan, which has been included in selling, general and administrative expenses in the consolidated statements of operations.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year Ended December 31,
	2004	2003	2002
Net loss:
As reported	$(29,211)	$(161,761)	$(142,247)
Add: Stock-based compensation included in reported net loss, net of tax effect	30,791	—	—
Deduct: Stock-based compensation, net of tax effect	(30,791)	(43,584)	(47,218)

Pro forma	$(29,211)	$(205,345)	$(189,465)

Basic and diluted loss per share:
As reported	$(0.12)	$(0.66)	$(0.57)
Add: Stock-based compensation included in reported net loss, net of tax effect	0.13	—	—
Deduct: Stock-based compensation, net of tax effect	(0.13)	(0.18)	(0.19)

Pro forma	$(0.12)	$(0.84)	$(0.76)

The fair value of option grants issued prior to January 1, 2004 were estimated using the Black-Scholes model and the fair value of option grants issued in 2004 were estimated using a binomial model. The weighted average fair value of stock options granted in the years ended December 31, 2004, 2003 and 2002 was $7.00, $5.73 and $7.31, respectively. The fair values were determined using the following assumptions: the dividend yield was 0 percent in all periods, and expected volatility was 44.8 percent, 50.7 percent and 51.0 percent for the years ended December 31, 2004, 2003 and 2002, respectively. The weighted average expected life was 5.0 years in all periods, and the weighted average assumed risk-free interest rate was 3.6 percent, 2.9 percent and 4.4 percent for the years ended December 31, 2004, 2003 and 2002, respectively.

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

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In January 2003, the FASB issued Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” which establishes criteria to identify variable interest entities (“VIE”) and the primary beneficiary of such entities. An entity that qualifies as a VIE must be consolidated by its primary beneficiary. All other holders of interests in a VIE must disclose the nature, purpose, size and activity of the VIE as well as their maximum exposure to losses as a result of involvement with the VIE. FIN 46 was revised in December 2003 and is effective for financial statements of public entities that have special-purpose entities, as defined, for periods ending after December 15, 2003. For public entities without special-purpose entities, it is effective for financial statements for periods ending after March 15, 2004. The Company does not have any special-purpose entities, as defined, and is currently evaluating the provisions of this statement as it relates to its various forms of investments. The Company adopted FIN No. 46 on January 1, 2004. The impact of such adoption did not have a material effect on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an as a liability or an asset in some circumstances. Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on July 1, 2003. The impact of such adoption did not have a material effect on the Company’s financial statements.

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

In December 2004, the FASB issued FASB Statement No. 123(R) (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted no later than July 1, 2005 and the Company plans to adopt Statement 123(R) on January 1, 2005.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2004 using the “modified prospective method” described in FASB Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Currently, the Company uses the Binomial model to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of Statement 123(R). The Company does not anticipate that adoption of Statement 123(R) will have a material impact on its results of operations or its financial position. Statement 123(R) also requires that the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amounts are not expected to be material because the Company has not historically recorded any tax benefits.

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

As of December 31, 2004, the Company has paid $54,844,000 of the severance and other related costs. In January and February 2002, in accordance with certain agreements with the Company’s former Chairman and Vice Chairman, $16,964,000 of the severance and related costs were converted into 863,499 shares of common stock of the Company. The remaining unpaid severance at December 31, 2004 consists of 1,745,680 unexercised stock options held by the Company’s former Chairman. On January 1, 2004, upon adoption of the fair value recognition provisions of SFAS No. 123, such amount was transferred to additional paid in capital.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Film and Television Costs

Film and television costs, net of amortization, are summarized as follows (in thousands):

	December 31, 2004	December 31, 2003
Theatrical productions:
Released	$4,595,592	$4,339,193
Less: accumulated amortization	(3,332,302)	(2,994,401)

Released, net	1,263,290	1,344,792
Completed not released	39,086	6,724
In production	197,309	170,514
In development	42,275	34,317

Subtotal: theatrical productions	1,541,960	1,556,347

Television programming:
Released	1,163,504	1,044,399
Less: accumulated amortization	(939,171)	(831,127)

Released, net	224,333	213,272
In production	3,771	17,902
In development	1,119	704

Subtotal: television programming	229,223	231,878

	$1,771,183	$1,788,225

Interest costs capitalized to theatrical productions were $7,267,000, $7,863,000 and $14,520,000 during the years ended December 31, 2004, 2003 and 2002, respectively.

Based on the Company’s estimates of projected gross revenues as of December 31, 2004, approximately 29 percent of completed film costs are expected to be amortized over the next 12 months, and approximately $200,000,000 of accrued participants’ share as of December 31, 2004 will be paid in the next 12 months. Additionally, approximately 69 percent of unamortized film costs applicable to released theatrical films and television programs, excluding acquired film libraries, will be amortized during the three years ending December 31, 2007, and 84 percent will be amortized by December 31, 2009. For acquired film libraries, approximately $805,000,000 of net film costs as of December 31, 2004 remain to be amortized under the individual film forecast method over an average remaining life of 12 years.

Note 4—Investments In and Advances to Affiliates

Investments are summarized as follows (in thousands):

	December 31, 2004	December 31, 2003
Foreign cable channels	16,267	15,997
Joint ventures	5,353	7,903
Others	150	150

	$21,770	$24,050

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

Summarized financial information for the Cable Channels (including Bravo through December 5, 2002) for the quarter ended March 31, 2003 and the year ended September 30, 2002, were as follows (in thousands):

	Quarter ended March 31, 2003	Year ended September 30, 2002
Revenues, net	$128,561	$476,703
Operating income	$36,414	$143,341
Net income	$33,751	$143,300

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

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Cable Channels.    In May 1998, the Company acquired a 50 percent interest in a Latin American cable programming joint venture, MGM Networks Latin America (“MGM Latin America”), for certain assets contributed by the Company to the joint venture. The Company shares equally in the profits of the venture and is obligated to fund 50 percent of the joint venture’s expenses up to a maximum of approximately $25,250,000, of which the Company had funded approximately $24,800,000 as of December 31, 2004. The Company’s share of MGM Latin America’s losses in the years ended December 31, 2004, 2003 and 2002 was $879,000, $1,126,000 and $2,672,000, respectively.

Additionally, the Company holds minority equity interests in various television channels located in certain international territories for which the Company realized its share of the channels’ net operating results, which aggregated a net profit of $1,300,000 and $1,727,000 in the years ended December 31, 2004 and 2003, respectively, and a net loss of $265,000 in the year ended December 31, 2002.

Joint Ventures.    On August 13, 2001, the Company, through its wholly-owned subsidiary, MGM On Demand Inc., acquired a 20 percent interest in a joint venture established to create an on-demand movie service to offer a broad selection of theatrically-released motion pictures via digital delivery for broadband internet users in the United States. Other partners in the joint venture include Sony Pictures Entertainment, Universal Studios, Warner Bros. and Paramount Pictures. The Company is obligated to fund up to $30,000,000 to the joint venture for its share of the venture’s operating expenses over a five year term ending in August 2006. The Company has funded $20,200,000 for its equity interest and its share of operating expenses of the joint venture as of December 31, 2004. The Company financed its investment through utilization of cash on hand and borrowings under its credit facilities. The Company is accounting for its interest in the joint venture under the equity method. In the years ended December 31, 2004, 2003 and 2002, the Company recognized net losses of $6,470,000, $6,096,00 and $3,352,000, respectively, for its share of the operating results of the joint venture.

In February 2002, the Company, through its wholly-owned subsidiary, MGM Domestic Television Distribution LLC, and NBC Enterprises LLC (collectively, the “Members”) formed a joint venture, MGM-NBC Media Sales, LLC (“MGM-NBC Media Sales”), to act as an agent to sell advertising time received by the Members as barter advertising spots as full or partial consideration from the sale of feature film and television programming product in the domestic syndication market. The joint venture recognized income from distribution fees of ten percent earned on sales of each Member’s barter advertising, and incurred overhead costs to operate the joint venture, which were shared between the Members. Each Member was entitled to its share of the net profits or losses based on a contractual formula as specified in the agreement. In the years ended December 31, 2004, 2003 and 2002, the Company recognized profits of $318,000, $1,024,000 and $243,000, respectively, for its share of the operating results of the joint venture.

On September 30, 2004, the joint venture was terminated and all distribution agreements were terminated by December 31, 2004. Upon termination of the joint venture, the Company assumed the sale of advertising spots received as full or partial consideration for its programming in the domestic television syndication market.

On March 27, 2002, the Company, through its wholly-owned subsidiary, MGM Digital Development Inc. (“MGM Digital”), acquired a one-seventh interest in NDC, LLC (“NDC”), a partnership created with the six other major studios to (i) develop and/or ratify standards for digital motion picture equipment and for digital cinema technology to be used in the delivery of high quality in-theatre digital cinema, and (ii) update and deploy a limited amount of new digital motion picture equipment in theatres. MGM Digital contributed $979,000 for its initial interest in NDC. The initial term of the agreement has been extended and is now expiring on September 30, 2005. In the years ended December 31, 2004 and 2002, the Company recognized a loss of $175,000 and $1,020,000 representing its aggregate investments to date in the joint venture. There were no investments in the joint venture in the year ended December 31, 2003.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Property and Equipment

Property and equipment are summarized as follows (in thousands):

	December 31, 2004	December 31, 2003
Leasehold improvements	$42,807	$39,359
Furniture, fixtures and equipment	105,501	93,182

	148,308	132,541
Less: accumulated depreciation and amortization	(79,026)	(63,884)

	$69,282	$68,657

Note 6—Bank and Other Debt

Bank and other debt is summarized as follows (in thousands):

	December 31, 2004	December 31, 2003
Revolving Facility	$—	$—
Term Loans	1,984,000	—
Capitalized lease obligations and other borrowings	—	813

	$1,984,000	$813

Credit Facilities.    On April 26, 2004, the Company, through its subsidiary MGM Studios, entered into a fourth amended and restated credit facility with a syndicate of banks (the “2004 Credit Facility”) aggregating $2.4 billion, consisting of a five-year $400,000,000 revolving credit facility (the “Revolving Facility”), a six-year $400,000,000 term loan (“Term A Facility”) and a seven-year $1.6 billion term loan (“Term B Facility”) (collectively, the “Term Loans”), which replaced the pre-existing $1.75 billion amended credit facility. The Revolving Facility and Term A Facility bear interest at 2.25 percent over the Adjusted LIBOR rate, as defined (4.81 percent at December 31, 2004), and the Term B Loan bears interest at 2.50 percent over the Adjusted LIBOR rate, as defined (5.06 percent at December 31, 2004). The Revolving Facility matures on April 30, 2009. The Company incurred approximately $19,400,000 in fees and other costs associated with the refinancing of the credit facility.

Proceeds from the loans under the 2004 Credit Facility were used to finance the payment of a $1.89 billion special one-time cash dividend to stockholders on May 17, 2004 (see Note 8), to refinance loans existing under the previous credit facility and for general corporate purposes. See Note 16 regarding certain change of control transactions.

In connection with the refinancing of our credit facilities, the Company wrote-off deferred loan fees of $6,859,000 in the year ended December 31, 2004. In connection with the repayment of $1.15 billion of pre-existing term loans in October 2003, the Company wrote-off deferred loan fees of $3,872,000 in the year ended December 31, 2003. In connection with an amendment of the pre-existing credit facility, the Company wrote-off deferred loan fees of $11,443,000 in the year ended December 31, 2002. The write-off of the deferred loan fees in each year has been included in interest expense in the consolidated statements of operations.

The Company’s borrowings under the 2004 Credit Facility are secured by substantially all the assets of the Company, with the exception of the copyrights in the James Bond series of motion pictures. The 2004 Credit Facility contains various covenants, including limitations on indebtedness, dividends and capital expenditures, and maintenance of certain financial ratios. The 2004 Credit Facility limits the amount of the investment in

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MGM which may be made by MGM Studios and Orion, both of which are wholly-owned subsidiaries, in the form of loans or advances, or purchases of capital stock of MGM, from the date of the agreement up to a maximum aggregate amount of $75,000,000, which amount can be increased under certain circumstances. Such covenant does not preclude MGM from using its own resources to purchase its capital stock. As of December 31, 2004, $7,026,000 was loaned to MGM by MGM Studios. Restricted net assets of MGM Studios and Orion at December 31, 2004 are approximately $2.4 billion. As of December 31, 2004, the Company was in compliance with all applicable covenants.

Capitalized lease obligations and other borrowings.    Capitalized lease obligations and other borrowings relate principally to information systems leases and other contractual liabilities.

Maturity schedule.    See Note 13 for maturity schedule for credit facilities, lease and other borrowings as of December 31, 2004.

Note 7—Financial Instruments

The Company is subject to market risks resulting from fluctuations in foreign currency exchange rates because approximately 25 percent of the Company’s revenues are denominated, and the Company incurs certain operating and production costs, in foreign currencies. In certain instances, the Company enters into foreign currency exchange forward contracts in order to reduce exposure to changes in foreign currency exchange rates that affect the value of the Company’s firm commitments and certain anticipated foreign currency cash flows. The Company currently intends to continue to enter into such contracts to hedge against future material foreign currency exchange rate risks. As of December 31, 2004, the Company had outstanding foreign currency forward contracts aggregating Euros 21,000. The fair value of such foreign currency forward contracts outstanding at December 31, 2004 was nil. As of December 31, 2003, the Company has outstanding foreign currency forward contracts aggregating Canadian $26,100,000 and British pounds 8,100,000. As of December 31, 2003, the Company would be entitled to receive approximately $2,770,000 if all such foreign currency forward contracts were terminated. The market value of the foreign currency forward contracts as of December 31, 2004 and 2003 have been included in other assets and accumulated other comprehensive income (loss).

The Company is exposed to the impact of interest rate changes as a result of its variable rate debt. The 2004 Credit Facility requires that the Company enters into interest rate swaps or other appropriate hedging arrangements by October 23, 2005 to convert to fixed rate or otherwise limit the floating rate interest rate risk on at least 33 1/3% of the Term Loans outstanding for a period of not less than three years. At December 31, 2004 and 2003, the Company had no outstanding interest rate swap agreements.

Note 8—Stockholders’ Equity

Private Placements.    On March 18, 2002, pursuant to the Shelf Registration Statement, the Company completed the sale of 10,550,000 shares of common stock of the Company at $16.50 per share, less an underwriting discount of $0.825 per share, in an underwritten public offering for aggregate net proceeds of $164,771,000. The Company used the net proceeds from the stock offering for general corporate purposes, including reduction of the revolving portion of its credit facility and financing of business operations.

Treasury Stock.    On January 3, 2002, certain Senior Executives of the Company, pursuant to the conversion of bonus interests payable under a Senior Management Bonus Plan, contributed 383,940 shares of the Company’s common stock valued at $7,608,000 to a senior executive deferred compensation plan. These shares have been classified as treasury stock.

On July 26, 2002, the Company announced a share repurchase program authorizing the Company to purchase up to 10,000,000 shares of its common stock. The Company has funded the repurchase program from

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

available cash on hand. On November 12, 2003, the Board of Directors of the Company increased its authorization for the Company’s share repurchase program by 2,500,000 shares, to a total of 12,500,000 shares. As of December 31, 2004, under the share repurchase program, the Company had repurchased 8,104,300 shares of common stock, at an average price of $11.46 per share, for an aggregate cost of $92,890,000. During the years ended December 31, 2004, 2003 and 2002, the Company issued 4,234,159, 363,743 and 143,131 shares of common stock, respectively, from treasury valued at $51,472,000, $4,509,000 and $1,598,000 respectively, for directors, officers and employees.

Stock Options.    In August 2002, Celsus Financial Corp., an entity wholly-owned by a director of the Company, exercised options to acquire 177,814 shares of the Company’s common stock (as adjusted) at an exercise price of $5.63 per share (as adjusted).

Common Stock Transactions by Tracinda and Kirk Kerkorian.    Pursuant to the exercise by Tracinda of one of the demand registration rights granted to it in a shareholders agreement, the Company on January 21, 2003 filed a Registration Statement on Form S-3 under the Securities Act covering the sale by Tracinda of up to 28,750,000 shares of the Company’s common stock in an underwritten public offering. The sale was completed on January 30, 2003. The Company did not receive any of the proceeds from this offering. Under the terms of the shareholders agreement, the Company paid certain expenses of the offering aggregating approximately $538,000.

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

Dutch Auction Tender Offer.    On December 4, 2003 the Company commenced a Dutch Auction tender offer (the “Dutch Auction Tender Offer”) to purchase up to 10,000,000 shares of its common stock at a purchase price not greater than $18.00 nor less than $16.25 per share. Under the procedures for the Dutch Auction Tender Offer, stockholders of the Company had the opportunity to tender some or all of their shares of common stock at prices specified by the stockholder. The Company then determined the lowest price per share within the range of $16.25 to $18.00 per share that would enable it to buy 10,000,000 shares, or such lesser number of shares that are properly tendered and not withdrawn. All shares accepted in the Dutch Auction Tender Offer were purchased by the Company at the same determined price per share regardless of whether the stockholder tendered at a lower price. Tracinda, 250 Rodeo, Inc. (“250 Rodeo”) and Mr. Kerkorian, the Company’s principal stockholders, did not participate in the Dutch Auction Tender Offer, nor did any members of the Company’s Board of Directors or executive management.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Dutch Auction Tender Offer expired on January 15, 2004. Pursuant to the Dutch Auction Tender Offer, the Company purchased 10,000,000 shares of its common stock at a purchase price of $17.00 per share, or an aggregate amount of $170,000,000, plus offering expenses of approximately $1,000,000. The Dutch Auction Tender Offer was financed primarily from available cash on hand, net cash flow provided by operating activities and borrowings under the Revolving Facility. Currently, Mr. Kerkorian, Tracinda and 250 Rodeo together own approximately 73 percent of the Company’s outstanding common stock (Tracinda and 250 Rodeo hold approximately 69 percent of the Company’s outstanding common stock).

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

Stock option transactions under the 1996 Incentive Plan (all exercise prices of options granted on or before May 17, 2004 adjusted to reflect the special $8.00 per share cash dividend paid to stockholders on May 17, 2004) were as follows:

	December 31, 2004		December 31, 2003		December 31, 2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	29,431,461	$11.26	29,758,865	$11.54	25,163,418	$12.30
Granted	895,900	$10.56	1,104,400	$6.95	5,027,300	$7.65
Exercised	(3,837,888)	$6.94	(10,210)	$3.88	(79,748)	$6.47
Cancelled or expired	(1,520,354)	$12.78	(1,421,594)	$13.80	(352,105)	$10.98

Options outstanding at end of year	24,969,119	$11.81	29,431,461	$11.26	29,758,865	$11.54

Options exercisable at end of year	19,151,064	$15.40	20,768,283	$12.13	16,905,382	$12.13

The following table summarizes information about the outstanding options as of December 31, 2004 under the 1996 Incentive Plan (with all exercise prices of options granted on or before May 17, 2004 adjusted to reflect the special $8.00 per share cash dividend paid to stockholders on May 17, 2004):

Exercise price	Outstanding Number of Options	Weighted Average Remaining Contractual Life
$2.89–$3.38	531,860	7.29
$6.90	9,490,684	4.59
$7.19–$11.94	6,780,102	7.06
$12.00–$18.63	1,566,473	6.48
$22.00	6,600,000	4.35

	24,969,119

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to an employment termination agreement, in August 1999, the Company repriced stock options of a former executive officer aggregating 1,745,680 shares. Such options have a remaining contractual life of 1.78 years, were initially repriced to $14.90 (and subsequently adjusted to reflect the special $8.00 per share cash dividend paid to stockholders on May 17, 2004), became fully vested and exercisable and were outstanding at December 31, 2004 and 2003. Such options are not included in the above table.

As of December 31, 2004, total compensation cost related to non-vested awards not yet recognized under the 1996 Incentive Plan was $31,909,000, which is expected to be recognized over a weighted average period of 1.3 years.

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

At December 31, 2004, there were no Bonus Interests outstanding.

The Company recognized an expense of $1,500,000 in the year ended December 31, 2004 regarding a settlement with two former executive officers under these plans. In the year ended December 31, 2003, the Company recognized an expense of $4,275,000 under these plans. In the year ended December 31, 2002, the Company recognized a benefit under these plans of $12,111,000 due to a decrease in the market price of the Company’s common stock.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Incentive Plan.    In January 2000 the Company approved the adoption of an employee incentive plan (the “Employee Incentive Plan”) for eligible employees (the “Participants”), subject to stockholder approval, which was obtained May 4, 2000. In the case of certain named executive officers of the Company (the “Named Executive Officers”), bonus awards are determined solely by the Compensation Committee of the Board of Directors (the “Committee”) as follows: (i) objective performance goals, bonus targets and performance measures are pre-established by the Committee at a time when the actual performance relative to the goal remains substantially uncertain and may be based on such objective business criteria as the Committee may determine, including film performance, cash flow and EBITDA, among others; (ii) the Committee may exercise discretion to reduce an award to a Named Executive Officer by up to 25% so long as such reduction does not result in an increase in the amount of the bonus of any other Participant; and (iii) prior to the payment of any bonus to any of the Named Executive Officers, the Committee will certify to the Company’s Board of Directors or the Executive Committee that the objective pre-established performance goals upon which such bonus is based have been attained and that the amount of each bonus has been determined solely on the basis of the attainment of such goals (subject to the exercise of the negative discretion discussed above). The Company has expensed $23,123,000, $22,469,000, and $2,750,000 for obligations under this plan for the years ended December 31, 2004, 2003 and 2002, respectively.

Pursuant to an agreement between the Company and Tracinda, dated as of November 18, 2004, Tracinda has agreed to make a capital contribution to the Company, concurrently with the closing of the merger (see Note 16), in an amount (which we refer to as the bonus differential) equal to (a) the aggregate bonuses actually paid under the Employee Incentive Plan for 2004 and 2005 minus (b) the aggregate bonuses that participants in the Employee Incentive Plan for 2004 and 2005 would have been paid if the target performance levels for such performance periods were not waived, less (c) $5,000,000, representing the amount that would otherwise have been allocated to the payment of retention bonuses to employees. Based on the operating results for the year ended December 31, 2004, the bonus differential for 2004 is approximately $5,100,000. The bonus differential for 2005 cannot yet be determined.

Note 9—Income Taxes

The Company’s domestic and foreign tax liability balances consist of the following (in thousands):

	December 31, 2004	December 31, 2003
Current	$23,365	$37,129
Deferred	—	—

	$23,365	$37,129

The income tax effects of temporary differences between the book value and tax basis of assets and liabilities are as follows (in thousands):

	December 31, 2004	December 31, 2003
Deferred tax assets:
Film and television costs	$345,464	$380,711
Participations and residuals payable	18,121	26,435
Reserves and investments	59,882	59,129
Net miscellaneous tax assets	43,007	41,659
Operating loss carryforwards	212,635	194,102
Capital loss carryforward	41,138	44,700

Subtotal, gross deferred tax assets	720,247	746,736
Valuation allowance	(652,647)	(649,295)

Total deferred tax assets	67,600	97,441

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2004	December 31, 2003
Deferred tax liabilities:
Film revenue	(29,794)	(60,697)
Purchased film costs	(16,824)	(19,476)
Goodwill	(20,982)	(17,268)
Total deferred tax liabilities	(67,600)	(97,441)

Net deferred tax liability	$—	$—

At December 31, 2004, the Company and its subsidiaries had an aggregate net operating and capital loss carryforward for U.S. Federal tax purposes of approximately $650,703,000 which will be available to reduce future taxable income. The capital losses may only be used to offset future capital gains. The capital loss carryforward of $105,483,000 expires over the next four years between 2005 and 2008, and the net operating loss carryforwards of $545,220,000 expire over the next seven to twenty years between 2011 and 2024. Presently, there are no limitations on the use of these carryforwards. In addition the Company has significant net operating loss carryovers in various states in which the Company files tax returns.

At December 31, 2004 and 2003, the Company has determined that deferred tax assets in the amount of $652,647,000 and $649,295,000 do not satisfy the recognition criteria set forth in SFAS No. 109, “Accounting for Income Taxes.” Accordingly, the Company has recorded valuation allowances for these amounts.

Details of the (benefit) provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Current taxes:
Foreign taxes	$7,359	$18,714	$14,687
Federal and state taxes	(10,881)	—	—
Deferred taxes:
Federal and state taxes	(3,352)	(206,138)	(70,615)
Adjustment for change in valuation allowance	3,352	206,138	70,615

Total tax (benefit) provision	$(3,522)	$18,714	$14,687

The following is a summary reconciliation of the federal tax rate to the effective tax rate:

	Year Ended December 31,
	2004	2003	2002
Federal tax rate on pre-tax book income (loss)	(35)%	(35)%	(35)%
Goodwill and other permanent differences	(3)	(3)	(2)
Foreign taxes, net of available federal tax benefit	15	8	8
Adjustment to income tax reserves	(34)	—	—
Loss carryforward and other tax attributes not benefited	46	43	41

Effective tax rate	(11)%	13%	12%

Because of the uncertainty regarding the proper timing for adding participation and residual payments to a film’s basis for tax depreciation purposes, the Company had recorded income tax reserves of $10,881,000 to account for the potential exposure related to its methodology. However, as a result of the amendment of section 167(g) of the American Jobs Creation Act, as well as subsequent guidance issued by the Internal Revenue Service, the Company determined that these tax reserves were unnecessary. Accordingly, the Company released

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$10,881,000 of such reserves and this reduction has been included as an income tax benefit in the year ended December 31, 2004. In addition, the Company incurred lower foreign remittance taxes in 2004 due to changes to tax treaties in certain international territories.

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

As of December 31, 2000, the Company amended the Plan to cease benefit accruals. Reconciliation of the funded status of the Plan and the amounts included in the Company’s consolidated balance sheets are as follows (in thousands):

	December 31, 2004	December 31, 2003
Projected benefit obligations:
Beginning obligations	$19,204	$17,268
Service cost	—	—
Interest cost	1,171	1,145
Actuarial loss	775	1,648
Benefits paid	(913)	(857)

Ending obligations	$20,237	$19,204

Fair value of plan assets (primarily debt securities):
Beginning fair value	$16,427	$13,346
Actual return on plan assets	1,483	2,438
Employer contributions	6,700	1,500
Benefits paid	(913)	(857)

Ending fair value	$23,697	$16,427

Funded status of the plans:
Projected benefit obligations	$20,237	$19,204
Plan assets at fair value	23,697	16,427

Plan assets in excess of (less than) projected benefit obligations	3,460	(2,777)
Unrecognized net asset as of beginning of year	(21)	(41)
Unrecognized net loss	5,951	5,925
Unrecognized prior service credit	(65)	(79)

Net balance sheet asset	$9,325	$3,028

Key assumptions used in the actuarial computations were as follows:
Discount rate	6.25%	6.75%

Long-term rate of return on assets	6.25%	6.75%

Rate of increase in future compensation levels	N/A	N/A

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Amounts recognized in the consolidated balance sheets as of December 31, 2004 and 2003 were as follows (in thousands):

	December 31, 2004	December 31, 2003
Prepaid (accrued) benefit cost	$9,325	$(2,777)
Accumulated other comprehensive income	—	5,805

Net amount recognized	$9,325	$3,028

Pension cost includes the following components (in thousands):

	Year Ended December 31,
	2004	2003	2002
Service cost	$—	$—	$—
Interest cost on projected benefit obligation	1,171	1,145	1,127
Expected return on plan assets	(1,004)	(884)	(1,058)
Net amortization and deferral	235	191	(7)

Net periodic pension (benefit) cost	$402	$452	$62

The unrecognized net asset is being amortized over the estimated remaining service life of 19.4 years. Domestic pension benefits and expense were determined under the entry age actuarial cost method.

The following supplemental information for the Plan is provided as of December 31, 2004 and 2003 (in thousands):

	December 31, 2004	December 31, 2003
Projected benefit obligation	$20,237	$19,204
Accumulated benefit obligation	$20,237	$19,204
Fair value of plan assets	$23,697	$16,427

As of December 31, 2004, benefits expected to be paid under the Plan are as follows (in millions):

2005	$320
2006	1,110
2007	850
2008	585
2009	600
Thereafter	4,630

Total	$8,095

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2004 and 2003, Plan assets by category were as follows:

	December 31, 2004	December 31, 2003
Equity securities	44%	56%
Debt securities	14%	19%
Real estate	0%	0%
Other	42%	25%

Total	100%	100%

The Plan’s pension investments are allocated in a manner designed to provide a long-term investment return greater than the actuarial assumption, maximize investment return commensurate with appropriate levels of risk, and comply with the Employee Retirement Income Security Act of 1974 (“ERISA”) by investing the funds in a manner consistent with ERISA fiduciary standards. Assets are allocated to provide adequate liquidity for the Plan’s disbursements, such as benefit payments and ongoing expenses. The Plan’s assets are managed such that all retirement benefit payments are met as they become due. The Plan’s investment strategy focuses on the long- term to take into account the long-term nature of the Plan’s liabilities. The asset allocation strategy is implemented with due regard for the Plan’s long-term needs and in a manner designed to control volatility and with regard for the Company’s risk tolerance. The risk tolerance is comprised of financial and other relevant characteristics of the Company, as well as the Company’s risk philosophy for pension assets. Certain business characteristics may reduce the Company’s tolerance for volatility of investment returns and potential swings in contribution levels.

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

The Company contributed $6,700,000, $1,500,000 and $1,083,000, respectively, to the Plan in the years ended December 31, 2004, 2003 and 2002. The Company does not expect to be required to contribute to the Plan in the year ended December 31, 2005.

A significant number of the Company’s production employees are covered by union sponsored, collectively bargained multi-employer pension plans. The Company contributed approximately $20,635,000, $14,477,000 and $17,487,000, respectively, for such plans for the years ended December 31, 2004, 2003 and 2002. Information from the plans’ administrators is not sufficient to permit the Company to determine its share of unfunded vested benefits, if any.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also provides each of its employees, including its officers, who have completed one year of service with the Company the opportunity to participate in the MGM Savings Plan (the “Savings Plan”). The Company contributed approximately $4,939,000, $4,131,000 and $3,536,000, respectively, in shares of the Company’s common stock to the Savings Plan in the years ended December 31, 2004, 2003 and 2002.

Note 11—Related Party Transactions

In February 1980, a predecessor-in-interest to the Company granted to a predecessor-in-interest to MGM Grand, Inc. an exclusive open-ended royalty-free license, which was amended in 1998. Pursuant to the license, as amended, MGM Grand Inc. (now known as “MGM MIRAGE”) has the right to use certain trademarks that include the letters “MGM,” as well as logos and names consisting of or related to stylized depictions of a lion, in its resort hotel and/or gaming businesses and other businesses that are not related to filmed entertainment. The Company did not receive any monetary compensation for this license. In June 2000, in consideration of the payment to the Company of an annual royalty of $1,000,000, such license was further amended to permit MGM Grand, Inc. to use the letters “MGM” combined with the name “Mirage” in the same manner and to the same extent that it was permitted theretofore to use the name “MGM Grand.” Tracinda owns a majority of the outstanding common stock of MGM MIRAGE, the parent of MGM Grand Hotel, Inc. (“Grand Hotel”). In 2003, the Company entered into discussions with MGM MIRAGE to clarify certain terms of the license and separate ownership of the MGM MIRAGE trademarks from the Company’s trademarks. In May 2004, the Company entered into a Trademark Coexistence and Assignment Agreement with MGM MIRAGE whereby the MGM Grand trademarks were assigned to MGM MIRAGE in exchange for a broadening of the category of goods and services for which MGM MIRAGE has exclusivity with regard to the use of the trademark MGM (and derivatives thereof). This agreement replaces and supersedes the above-named license (as amended), but maintains (in a separate license agreement) all of the terms and conditions (including the $1,000,000 annual payment) of the June 2000 amendment regarding the use by MGM MIRAGE of the trademark MGM in combination with the trademark MIRAGE. During the years ended December 31, 2004, 2003 and 2002, MGM MIRAGE paid the Company $1,000,000 in each year in accordance with the provisions of these license agreements. Subsequent annual payments are due on each anniversary date thereafter. Additionally, the Company and affiliates of Tracinda occasionally conduct cross-promotional campaigns, in which the Company’s motion pictures and video games and the affiliates’ hotels are promoted together; however, the Company believes that the amounts involved are immaterial.

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

The Company periodically sells to Grand Hotel and certain of its affiliates, on a wholesale basis, videocassettes and other merchandise such as baseball caps, clothing, keychains and watches bearing the Company’s trademarks and logos for resale to consumers in retail shops located within Grand Hotel’s hotels. In December 2000, pursuant to a Merchandise License Agreement, the Company granted a subsidiary of MGM MIRAGE the right to use certain of the Company’s trademarks and logos in connection with the retail sale of merchandise at MGM MIRAGE’s properties. The Company receives royalties based on retail sales of the licensed merchandise. The agreement has a term of five years, subject to the MGM MIRAGE’s right to extend the term for one additional five-year period and its option to terminate the agreement at any time upon 60 days’ notice. During the years ended December 31, 2004, 2003 and 2002, the Company recognized licensing and royalty revenues of $1,000, $3,000 and $4,000, respectively.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

From time to time, the Company charters airplanes from MGM MIRAGE and Tracinda for use in the Company’s business. The Company believes that the terms of the charter arrangements are no less favorable to the Company than those that could be obtained from unrelated third parties. During the years ended December 31, 2003 and 2002, the aggregate of the payments made to MGM MIRAGE and Tracinda for such charters were approximately $91,000 and $79,000, respectively. There were no such payments in 2004.

From time to time, the Company reserves hotel rooms from MGM MIRAGE for use by key exhibitors and employees. For the years ended December 31, 2004, 2003 and 2002, the aggregate amount paid by the Company for such rooms was approximately $207,000, $305,000 and $465,000, respectively. Additionally, during the years ended December 31, 2004 and 2003, the Company paid MGM MIRAGE $8,000 and $15,000 for other services.

In 1994, in connection with the formation of Movie Network Channels, a joint venture in which the Company has a non-controlling interest, the Company licensed to the joint venture certain of its current theatrical and television motion pictures, as well as a number of its library pictures, for distribution on Australian pay television. The agreement expires on June 30, 2005, with all motion pictures covered by the agreement reverting to the Company within one year after that date, but both the Company and Movie Network Channels have the right to extend the license for a further four years. The Company receives a license fee for each picture that is based on the number of Movie Network Channel’s subscribers. The Company recognized such license fee revenues of $6,363,000, $6,152,000 and $4,014,000 during the years ended December 31, 2004, 2003 and 2002, respectively. The Company believes that the terms of the agreement are no less favorable to the Company than those contained in its licenses with unaffiliated licensees.

The Company, under various agreements, licenses the right to distribute certain motion picture and television product in the domestic television market to the Rainbow Media cable channels, in which the Company acquired a 20 percent equity interest on April 2, 2001. The Company sold its equity interest in the Bravo cable channel on December 5, 2002 and its interest in the remaining cable channels on July 18, 2003 (see Note 4). During the years ended December 31, 2003 and 2002, the Company recognized revenues of $12,421,000 and $4,768,000, respectively, under these licensing arrangements. The Company believes that the terms of these agreements are no less favorable to the Company than those contained in its licenses with unaffiliated licensees.

The Company has equity interests ranging from five percent to 50 percent in certain television channels located in various international territories, in which the Company licenses certain library pictures and theatrical motion pictures and television series, miniseries and made-for-television movies produced or distributed by the Company during the terms of the agreements. The Company recognized aggregate license fees under these agreements of $22,590,000, $24,403,000 and $22,804,000 during the years ended December 31, 2004, 2003 and 2002, respectively.

Until September 30, 2004, the Company held a 50 percent equity interest in MGM-NBC Media Sales (see Note 4), a joint venture formed to act as our agent to sell advertising time received by the Members as barter advertising spots as full or partial consideration from the sale of feature film and television programming product in the syndication market. In the years ended December 31, 2004, 2003 and 2002, the Company incurred a sales agency fee to MGM-NBC Media Sales of $1,269,000, $2,750,000 and $1,298,000, respectively. Additionally, the joint venture was required to pay the Company an annual fee of one percent of venture revenues, up to a maximum of $500,000, for administrative services. At December 31, 2004 and 2003, the Company had a receivable from MGM-NBC Media Sales of $1,984,000 and $8,710,000 for the distribution of its product and certain administration charges.

In March 2000, the Company entered into an agreement in principle with a subsidiary of American Zoetrope (“Zoetrope”), a production company owned by Mr. Coppola, for the financing and distribution in the United States

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Another motion picture studio has acquired the right, for a designated period of time, from the Company to produce a motion picture. The Company has retained the option to either co-finance such motion picture or receive a rights fee and passive profit participation. Priscilla Presley, a director of the Company, is a producer of such contemplated motion picture. During the year ended December 31, 2003, the Company paid $12,500 to a company owned by Ms. Presley in connection with such motion picture.

Pursuant to the exercise by Tracinda of one of the demand registration rights granted to it in the Shareholders Agreement, the Company on January 21, 2003 filed a Registration Statement on Form S-3 under the Securities Act covering the sale by Tracinda of up to 28,750,000 shares of MGM Common Stock in an underwritten public offering. Under the terms of the Shareholders Agreement, the Company paid certain expenses of the offering, including the registration fees and the fees of legal counsel, accountants and financial printers, aggregating approximately $538,000.

In the year ended December 31, 2003, the Company incurred approximately $1,000,000 of expenses (including the cost of a fairness opinion requested by the Company) related to a tender offer for the Company’s common stock by Kirk Kerkorian and Tracinda, the principal stockholders of the Company (see Note 8). The tender offer was completed on October 9, 2003.

In February 2004, the Company produced a direct-to-video motion picture in which Frank Mancuso, Jr., son of Frank Mancuso, a member of the Company’s Board of Directors, rendered producing services. Frank Mancuso, Jr. was paid $50,000 and received a percentage profit participation for his services on the film.

In August 2002, the Company commenced development of a television series based on a theatrical motion picture. Pursuant to a producer employment agreement with Frank Mancuso, Jr. entered into in connection with such theatrical motion picture, Frank Mancuso, Jr. was granted a rolling right of first negotiation to render producing services with regard to future productions based on the film. In October 2002, Mr. Mancuso, Jr. relinquished his first negotiation right pursuant to an agreement with the Company to render producing services in connection with any future television or other non-theatrical production based on the film. In consideration thereof, he was paid $150,000 in April 2004. Mr. Mancuso, Jr. has certain rights with respect to certain development deals which in the aggregate are immaterial.

The Company entered into a license arrangement in December 2004 with Capital Entertainment Enterprises with respect to certain episodes of three library television series (“My Mother the Car” and two “Flipper” series) pursuant to which the Company has granted to Capital the right to distribute such series in DVD in return for Capital’s commitments to fund the costs of clearance and re-mastering of the programs for DVD release, to use the Company as its sub-distributor and to pay the Company a guaranteed royalty. Mr. Winterstern, a member of the Board of Directors of the Company, is a principal of Capital Entertainment Enterprises. No royalties have as yet accrued or been paid.

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

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables (in thousands):

	Year Ended December 31,
	2004	2003	2002
Revenues:
Feature films	$1,438,640	$1,651,870	$1,416,947
Television programming	240,530	189,997	171,220
Cable channels	48,656	60,098	113,066
Other	39,427	37,820	64,393

Subtotal	1,767,253	1,939,785	1,765,626
Less: unconsolidated companies	(42,449)	(56,758)	(111,524)

Consolidated revenues	$1,724,804	$1,883,027	$1,654,102

Segment Income (Loss):
Feature films	$148,736	$107,922	$(40,052)
Television programming	52,309	24,869	4,902
Cable channels	(4,184)	(177)	12,850
Other	25,875	23,521	40,047

Subtotal	222,736	156,135	17,747
Less: unconsolidated companies	4,846	(310)	(13,561)

Consolidated segment income	$227,582	$155,825	$4,186

Identifiable Assets:
Feature films	$2,556,874	$2,595,706	$2,640,294
Television programming	413,345	405,140	369,723
Cable channels	22,470	24,702	620,644
Other	3,381	4,389	12,349

Consolidated segment assets	$2,996,070	$3,029,937	$3,643,010

Capital Expenditures:
Feature films	$13,303	$23,717	$20,141
Television programming	2,151	3,702	2,820
Other	17	40	94

Consolidated capital expenditures	$15,471	$27,459	$23,055

Depreciation Expense:
Feature films	$13,024	$14,942	$17,880
Television programming	2,106	2,332	2,504
Cable channels	2,340	3,288	5,174
Other	17	25	83

Subtotal	17,487	20,588	25,641
Less: unconsolidated companies	(2,340)	(3,288)	(5,174)

Consolidated segment depreciation	$15,147	$17,300	$20,467

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the details of other operating segment income:

	Year Ended December 31,
	2004	2003	2002
Licensing and merchandising	$7,172	$7,927	$7,754
Interactive media	4,392	6,498	9,859
Music	9,946	7,066	8,175
Other	4,365	2,030	14,259

	$25,875	$23,521	$40,047

The following is a reconciliation of reportable segment income to loss from operations before (benefit) provision for income taxes:

	Year Ended December 31,
	2004	2003	2002
Segment income	$227,582	$155,825	$4,186
General and administrative expenses	(178,105)	(139,643)	(84,857)
Depreciation	(15,147)	(17,300)	(20,467)

Operating income (loss)	34,330	(1,118)	(101,138)
Write-down on investment in cable channels	—	(93,059)	—
Gain on sale of equity interest in cable channel	—	—	32,514
Equity in net earnings (losses) of affiliates	(4,847)	310	13,561
Interest expense, net of amounts capitalized	(63,601)	(60,229)	(79,929)
Interest and other income, net	8,411	16,148	7,432
Other non-recurring costs	(7,026)	(5,099)	—

Loss from operations before (benefit) provision for income taxes	$(32,733)	$(143,047)	$(127,560)

The following is a reconciliation of reportable segment assets to consolidated total assets:

	December 31,
	2004	2003	2002
Total assets for reportable segments	$2,996,070	$3,029,937	$3,643,010
Other unallocated amounts (principally cash)	287,731	76,634	625,964

Consolidated total assets	$3,283,801	$3,106,571	$4,268,974

The Company’s foreign activities are principally motion picture and television production and distribution in territories outside of the United States and Canada. Foreign long-term assets of subsidiaries operating in foreign countries are not material in relation to consolidated net assets. Revenues earned by territory were as follows:

	Year Ended December 31,
	2004	2003	2002
United States and Canada	$1,045,934	$1,193,066	$1,101,624
Europe	483,403	491,878	366,918
Asia and Australia	147,609	144,668	123,415
Other	47,858	53,415	62,145

	$1,724,804	$1,883,027	$1,654,102

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13—Commitments and Contingencies

Leases.    The Company has operating leases for offices and equipment. Certain property leases include provisions for increases over base year rents as well as for escalation clauses for maintenance and other building operations. Rent expense was approximately $30,493,000, $26,402,000 and $20,511,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Future minimum annual commitments under bank and other debt agreements, non-cancelable operating leases, employment agreements, creative talent agreements and letters of credit as of December 31, 2003 are as follows (in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total
Bank and other debt	$64,000	$64,000	$64,000	$64,000	$64,000	$1,664,000	$1,984,000
Operating leases	28,216	29,128	30,049	30,700	31,043	231,294	380,430
Employment agreements	55,419	31,185	5,030	—	—	—	91,634
Creative talent agreements	71,353	12,440	38	—	—	—	83,831
Letters of credit	20,123	—	—	—	—	—	20,123

Total	$239,111	$136,753	$99,117	$94,700	$95,043	$1,895,294	$2,560,018

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

The Company has provided an accrual for pending litigation as of December 31, 2004 in accordance with SFAS No. 5, “Accounting for Contingencies.” In the opinion of Company management, any liability under pending litigation is not expected to be material in relation to the Company’s financial condition or results of operations.

Contractual Commitments.    Effective February 1, 2000, the Company entered into an International Home Video Subdistribution Services Agreement between Metro-Goldwyn-Mayer Home Entertainment LLC (“MGMHE”) and Twentieth Century Fox Home Entertainment, Inc. (“Fox Home Entertainment”), pursuant to which Fox Home Entertainment provides distribution services for the Company’s films in the international home video market. On June 24, 2003, MGMHE gave notice to Fox Home Entertainment of its intent to terminate the agreement as of January 31, 2004 as permitted under the agreement. Effective February 1, 2004, MGMHE and Fox Home Entertainment have entered into an amended agreement (the “Amended Agreement”) under which Fox Home Entertainment will continue to perform sub-distribution services in certain territories. All termination payments required under the Amended Agreement were paid by the Company during the year ended December 31, 2004. Under the terms of the Amended Agreement, the Company pays Fox Home Entertainment a distribution fee based on gross receipts, as defined.

Effective November 1, 2000, the Company entered into an International Theatrical Distribution Services Agreement with Twentieth Century Fox Film Corporation (“Fox”) for distribution of the Company’s film

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 14—Supplementary Cash Flow Information

The Company paid interest, net of capitalized interest, of $51,660,000, $53,732,000 and $63,211,000 during the years ended December 31, 2004, 2003 and 2002, respectively. The Company paid income taxes of $10,707,000, $14,662,000 and $13,237,000 during the years ended December 31, 2004, 2003 and 2002, respectively.

During the years ended December 31, 2004 and 2003, property and equipment additions include non-cash additions for tenant improvements of $313,000 and $17,082,000 paid by the landlords of new office facilities leased in Los Angeles, California. A corresponding liability has been established and is being amortized over the life of the lease as a reduction of rent expense.

During the year ended December 31, 2002, the Company contributed 1,406,753 shares of common stock aggregating $27,616,000 to participants of the Senior Management Bonus Plan (see Note 8).

Note 15—Quarterly Financial Data (Unaudited)

Certain quarterly information is presented below (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004:
Revenues	$463,996	$406,107	$401,292	$453,409
Operating income (loss)	$(16,816)	$4,241	$(3,527)	$50,432
Interest expense, net of amounts capitalized	$(1,087)	$(20,752)	$(19,876)	$(21,886)
Net income (loss)	$(21,270)	$(19,666)	$(26,727)	$38,452
Basic and diluted income (loss) per share	$(0.09)	$(0.08)	$(0.11)	$0.16

2003:
Revenues	$395,191	$487,702	$457,051	$543,083
Operating income (loss)	$(39,055)	$(18,487)	$(13,383)	$69,807
Interest expense, net of amounts capitalized	$(17,949)	$(18,863)	$(14,744)	$(8,673)
Net income (loss)	$(55,822)	$(133,579)	$(32,613)	$60,253
Basic and diluted income (loss) per share	$(0.22)	$(0.55)	$(0.13)	$0.25

2002:
Revenues	$315,128	$336,923	$381,156	$620,895
Operating income (loss)	$(66,398)	$(99,253)	$23,732	$40,781
Interest expense, net of amounts capitalized	$(16,095)	$(26,530)	$(18,107)	$(19,197)
Net income (loss)	$(90,792)	$(121,809)	$11,695	$58,659
Basic and diluted income (loss) per share	$(0.37)	$(0.48)	$0.05	$0.24

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16—Agreement and Plan of Merger

On September 23, 2004, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with LOC Acquisition Company, a Delaware corporation owned by a consortium including Sony Corporation of America (“Sony”), Comcast Studio Investments, Inc., and affiliates of Providence Equity Partners Inc., Texas Pacific Group and DLJ Merchant Banking Partners. Under the Merger Agreement, the consortium would acquire the Company for $12.00 in cash per share of common stock of the Company plus the assumption of the Company’s debt. Completion of the merger is subject to various regulatory approvals and customary closing conditions. JP Morgan Chase and Credit Suisse First Boston have committed to provide the consortium with up to $4.25 billion of senior debt financing. The consortium’s obligation to acquire the Company is conditioned upon consummation of the debt financing on the terms set forth in the commitment letters delivered by JP Morgan Chase and Credit Suisse First Boston or substitute financing which, if the debt financing commitments become unavailable, the consortium is obligated to use its reasonable best efforts to obtain. Tracinda Corporation and 250 Rodeo, holders of approximately 69 percent of the outstanding common stock of the Company, have entered into an agreement with LOC Acquisition Company pursuant to which, among other things and subject to certain exceptions, Tracinda Corporation and 250 Rodeo agree to vote in favor of the transaction. On December 17, 2004, the Company’s stockholders approved the merger at a special meeting. In connection with the Merger Agreement, Tracinda and 250 Rodeo voted all of their shares of MGM common stock in favor of the merger.

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

In addition, in connection with the Merger Agreement, the Company entered into an Indemnity Agreement with Tracinda, 250 Rodeo and Mr. Kerkorian pursuant to which it will indemnify Tracinda, 250 Rodeo and Mr. Kerkorian against certain liabilities relating to the transactions contemplated by the Merger Agreement.

METRO-GOLDWYN-MAYER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 2004 Credit Facility provides that certain change of control transactions, including a transaction such as the pending merger with LOC Acquisition Company, constitute an event of default resulting in acceleration of the loans and termination of the revolving credit facility. In connection with the closing of the merger, the 2004 Credit Facility will be replaced and superseded by debt financing arranged by the consortium.

The Merger Agreement is presently expected to close shortly after the end of the first quarter of 2005. However, there can be no assurance that any of the conditions to the merger, including the conditions within the control of the Company, will be satisfied or that the merger will be completed.

Although the Company has no reason to believe that the merger will not be consummated, the pendency of a merger involving a motion picture studio tends to create uncertainty in the entertainment business community. As a result, it has been more difficult for the Company to attract development projects, attach talent to projects, commence productions, and implement distribution initiatives in the home video and television sales markets during the progress of merger discussions and the executory period of the Merger Agreement. Accordingly, in the event that the merger should fail to be consummated, there may be a gap or reduction in the number of motion picture releases for a period of time following termination of the Merger Agreement until the Company can reinvigorate its development, production and distribution activities. In addition, the Company could face a loss of personnel or a decline in morale if the merger should fail to be consummated. Such occurrences could be expected to have, at least temporarily, a significant adverse effect upon the Company’s business. In the event that, as a result of termination of the Merger Agreement, the Company retains Sony’s $150,000,000 million deposit, these adverse effects would be mitigated but there is no guarantee that the deposit alone would be sufficient to mitigate the entire negative effect of non-consummation of the merger.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Metro-Goldwyn-Mayer Inc.

We have audited, in accordance with the standards of the Public Accounting Oversight Board (United States), the consolidated balance sheets of Metro-Goldwyn-Mayer Inc. (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004, and our report dated February 14, 2005 expressed an unqualified opinion thereon (included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in Item 15(a) of this Form 10-K. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Ernst & Young LLP

Los Angeles, California

February 14, 2005

METRO-GOLDWYN-MAYER INC.

(PARENT ONLY)

SCHEDULE I:    FINANCIAL INFORMATION OF REGRISTRANT

BALANCE SHEETS

(in thousands, except share data)

	December 31, 2004	December 31, 2003
ASSETS

Investments and advances to affiliates	$322,311	$2,328,371

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities	$—	$—

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 500,000,000 shares authorized, 251,960,505 shares issued	2,520	2,520
Additional paid-in capital	2,058,827	3,915,777
Deficit	(1,536,784)	(1,507,573)
Accumulated other comprehensive income	13,464	2,046
Less: treasury stock, at cost, 13,729,671 shares and 7,347,530 shares	(215,716)	(84,399)

Total stockholders’ equity	322,311	2,328,371

	$322,311	$2,328,371

The accompanying Notes to Financial Statements are an integral part of these statements.

METRO-GOLDWYN-MAYER INC.

(PARENT ONLY)

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2004	2003	2002
Revenues	$—	$—	$—
Other (income) expense:
Other non-recurring costs	7,026	5,099	—
Other expenses	—	1,538	—
Equity in net losses of subsidiaries	22,338	155,499	142,247
Intercompany interest income	(153)	(375)	—

Total other expense	29,211	161,761	142,247

Net loss	$(29,211)	$(161,761)	$(142,247)

Loss per share:
Basic and diluted	$(0.12)	$(0.66)	$(0.57)

Weighted average number of common shares outstanding:
Basic and diluted	237,243,202	245,584,705	248,355,556

The accompanying Notes to Financial Statements are an integral part of these statements.

METRO-GOLDWYN-MAYER INC.

(PARENT ONLY)

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Preferred Stock		Common Stock		Add’l Paid-in Capital	Deficit	Compre- hensive Income (Loss)	Accum. Other Compre- hensive Income (Loss)	Less: Treasury Stock	Total Stockholders’ Equity
	No. of Shares	Par Value	No. of Shares	Par Value
Balance December 31, 2001	—	$—	239,629,500	$2,396	$3,717,767	$(1,203,565)	$—	$(27,116)	$—	$2,489,482
Common stock issued to outside parties, net	—	—	10,550,000	106	164,665	—	—	—	—	164,771
Acquisition of treasury stock, at cost	—	—	—	—	—	—	—	—	(32,709)	(32,709)
Contribution of treasury stock to deferred compensation plan	—	—	—	—	—	—	—	—	(7,608)	(7,608)
Common stock issued to directors, officers and employees, net	—	—	1,781,005	18	32,491	—	—	—	1,513	34,022
Comprehensive income (loss):
Net loss	—	—	—	—	—	(142,247)	(142,247)	—	—	(142,247)
Unrealized gain on derivative instruments	—	—	—	—	—	—	13,195	13,195	—	13,195
Unrealized loss on securities	—	—	—	—	—	—	(585)	(585)	—	(585)
Change in unfunded pension obligation	—	—	—	—	—	—	(3,994)	(3,994)	—	(3,994)
Foreign currency translation adjustments	—	—	—	—	—	—	139	139	—	139

Comprehensive loss	—	—	—	—	—	—	(133,492)

Balance December 31, 2002	—	—	251,960,505	2,520	3,914,923	(1,345,812)	—	(18,361)	(38,804)	2,514,466
Acquisition of treasury stock, at cost	—	—	—	—	—	—	—	—	(49,785)	(49,785)
Common stock issued to directors, officers and employees, net	—	—	—	—	854	—	—	—	4,190	5,044
Comprehensive income (loss):
Net loss	—	—	—	—	—	(161,761)	(161,761)	—	—	(161,761)
Unrealized gain on derivative instruments	—	—	—	—	—	—	16,629	16,629	—	16,629
Unrealized loss on securities	—	—	—	—	—	—	1,303	1,303	—	1,303
Change in unfunded pension obligation	—	—	—	—	—	—	(356)	(356)	—	(356)
Foreign currency translation adjustments	—	—	—	—	—	—	2,831	2,831	—	2,831

Comprehensive loss	—	—	—	—	—	—	(141,354)

Balance December 31, 2003	—	—	251,960,505	2,520	3,915,777	(1,507,573)	—	2,046	(84,399)	2,328,371
Payment of stockholder dividend	—	—	—	—	(1,892,983)	—	—	—	—	(1,892,983)
Acquisition of treasury stock, at cost	—	—	—	—	—	—	—	—	(181,370)	(181,370)
Common stock issued to directors, officers and employees, net	—	—	—	—	1,419	—	—	—	50,053	51,472
Adoption of SFAS No. 123	—	—	—	—	3,823	—	—	—	—	3,823
Stock-based employee compensation	—	—	—	—	30,791	—	—	—	—	30,791
Comprehensive income (loss):
Net loss	—	—	—	—	—	(29,211)	(29,211)	—	—	(29,211)
Unrealized gain on derivative instruments	—	—	—	—	—	—	(2,770)	(2,770)	—	(2,770)
Unrealized loss on securities	—	—	—	—	—	—	805	805	—	805
Change in unfunded pension obligation	—	—	—	—	—	—	4,350	4,350	—	4,350
Foreign currency translation adjustments	—	—	—	—	—	—	9,033	9,033	—	9,033

Comprehensive loss	—	—	—	—	—	—	(17,793)

Balance December 31, 2004	—	$—	251,960,505	$2,520	$2,058,827	$(1,536,784)	$—	$13,464	$(215,716)	$322,311

The accompanying Notes to Financial Statements are an integral part of these statements.

METRO-GOLDWYN-MAYER INC.

(PARENT ONLY)

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Operating activities:
Net loss	$(29,211)	$(161,761)	$(142,247)
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Other non-recurring costs	7,026	5,099	—
Other expenses	—	1,538	—
Losses on equity investments, net	22,338	155,499	142,247
Intercompany interest income	(153)	(375)	—

Net cash from operating activities	—	—	—

Financing activities:
Dividend paid	(1,892,983)	—	—
Net proceeds from issuance of equity securities to outside parties	—	—	164,771
Net proceeds from issuance of equity securities to related parties	43,128	121	2,154
Acquisition of treasury stock	(181,370)	(49,785)	(32,709)
Financing costs and other	(19,394)	(767)	—
Net intercompany advances	157,636	50,431	(134,216)

Net cash from financing activities	—	—	—

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of the year	—	—	—

Cash and cash equivalents at end of the year	$—	$—	$—

The accompanying Notes to Financial Statements are an integral part of these statements.

METRO-GOLDWYN-MAYER INC.

(PARENT ONLY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2004

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

	Year Ended December 31,
	2004	2003	2002
Net loss	$(29,211)	$(161,761)	$(142,247)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	(2,770)	16,629	13,195
Unrealized gain (loss) on securities	805	1,303	(585)
Change in unfunded pension plan obligation	4,350	(356)	(3,994)
Cumulative foreign currency translation adjustments	9,033	2,831	139

Total comprehensive loss	$(17,793)	$(141,354)	$(133,492)

Components of accumulated other comprehensive income (loss) are shown below (in thousands):

	Unrealized Gain (Loss) on Derivative Instruments	Unrealized Gain (Loss) on Securities	Unfunded Pension Plan Obligation	Cumulative Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2002	$(13,859)	$(782)	$(3,994)	$274	$(18,361)
Current year change	16,629	1,303	(356)	2,831	20,407

Balance at December 31, 2003	2,770	521	(4,350)	3,105	2,046
Current year change	(2,770)	805	4,350	9,033	11,418

Balance at December 31, 2004	$—	$1,326	$—	$12,138	$13,464

METRO-GOLDWYN-MAYER INC.

(PARENT ONLY)

NOTES TO FINANCIAL STATEMENTS

Note 2—Bank Debt

On April 26, 2004, MGM Studios entered into a fourth amended and restated credit facility with a syndicate of banks aggregating $2.4 billion (the “2004 Credit Facility”). Proceeds from the loans under the 2004 Credit Facility were used to finance the payment of a $1.89 billion special one-time cash dividend to stockholders on May 17, 2004, to refinance loans existing under the previous credit facility and for general corporate purposes.

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

Metro-Goldwyn-Mayer Inc.

Schedule II—Valuation And Qualifying Accounts And Reserves

(In thousands)

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year

Year Ended December 31, 2004

Reserve for allowances and doubtful accounts	$46,671	16,257	(33,093)	$29,835

Reserve for home video inventory obsolescence, shrinkage and reduplication	$17,512	2,740	(7,801)	$12,451

Reserve for severance and other costs under corporate restructuring programs	$5,922	—	(5,858)	$64

Year Ended December 31, 2003

Reserve for allowances and doubtful accounts	$40,980	8,535	(2,844)	$46,671

Reserve for home video inventory obsolescence, shrinkage and reduplication	$17,347	2,762	(2,597)	$17,512

Reserve for severance and other costs under corporate restructuring programs	$3,290	5,258	(2,626)	$5,922

Year Ended December 31, 2002:

Reserve for allowances and doubtful accounts	$26,173	21,205	(6,398)	$40,980

Reserve for home video inventory obsolescence, shrinkage and reduplication	$14,326	3,791	(770)	$17,347

Reserve for severance and other costs under corporate restructuring programs	$29,204	4,274	(30,188)	$3,290

EXHIBIT INDEX

Exhibit Number	Document Description

2.1(21)(22)	Agreement and Plan of Merger dated September 23, 2004, between the Company and LOC Acquisition Company

3.1(2)	Amended and Restated Certificate of Incorporation of the Company

3.2(7)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company

3.3(2)	Amended and Restated Bylaws of the Company

10.1(2)

Amended and Restated Credit Agreement, dated as of October 15, 1997, among the Company, MGM Studios, Orion, certain lenders, Morgan Guaranty Trust Company of New York (“Morgan”), as agent and Bank of America (“B of A”), as syndication agent**

10.2(19)	Restatement IV of Credit Agreement, dated as of April 26, 2004, among MGM Studios, the Lenders and L/C Issuers and Bank of America, as agent **

10.3(2)	Form of Modification and Cancellation Agreement, dated as of November 5, 1997

10.4(2)	Amended and Restated 1996 Stock Incentive Plan dated as of November 11, 1997 and form of related Stock Option Agreement*

10.5(7)	Amendment No. 1 to Amended and Restated 1996 Stock Incentive Plan*

10.6(6)	Form of Executive Option Exchange Agreement*

10.7(13)	Form of Director Stock Option Agreement Pursuant to the Amended and Restated 1996 Stock Incentive Plan*

10.8(2)	Senior Management Bonus Plan dated as of November 11, 1997 and form of related Bonus Interest Agreement*

10.9(6)	Bonus Interest Amendment*

10.10(10)	Form of 2000 Employee Incentive Plan*

10.11(2)	Amended and Restated Employment Agreement of Frank G. Mancuso dated as of August 4, 1997

10.12(9)	Consulting Agreement of Frank G. Mancuso dated as of August 12, 1999

10.13(16)	Employment Agreement of William A. Jones dated as of October 10, 2003*

10.14(17)	Employment Agreement of Daniel J. Taylor dated as of March 15, 2003*

10.15(8)	Employment Agreement of Christopher J. McGurk dated as of April 28, 1999*

10.16(8)	Letter Agreement between the Company and Christopher J. McGurk dated April 28, 1999*

10.17(15)	Amendment to Employment Agreement of Christopher J. McGurk dated March 25, 2002*

10.18(8)	Employment Agreement of Alex Yemenidjian dated as of April 28, 1999*

10.19(15)	Amendment to Employment Agreement of Alex Yemenidjian dated March 25, 2002*

10.20(17)	Employment Agreement of Jay Rakow dated as of March 15, 2003*

10.21(11)	Employment Agreement of Michael R. Gleason dated August 22, 2000

10.22(2)	Indemnification Agreement dated as of October 10, 1996—Frank G. Mancuso

10.23(2)	Indemnification Agreement dated as of October 10, 1996—William A. Jones*

10.24(2)	Indemnification Agreement dated as of October 10, 1996—James D. Aljian

10.25(2)	Indemnification Agreement dated as of October 10, 1996—Michael R. Gleason

Exhibit Number	Document Description

10.26(2)	Indemnification Agreement dated as of October 10, 1996—Kirk Kerkorian

10.27(2)	Indemnification Agreement dated as of October 10, 1996—Jerome B. York

10.28(3)	Indemnification Agreement dated as of November 7, 1997—Alex Yemenidjian*

10.29(5)	Indemnification Agreement dated as of June 15, 1998—Daniel J. Taylor*

10.30(6)	Indemnification Agreement dated as of November 12, 1998—Alexander M. Haig, Jr.

10.31(6)	Indemnification Agreement dated as of November 12, 1998—Willie D. Davis

10.32(8)	Indemnification Agreement dated as of April 28, 1999—Christopher J. McGurk*

10.33(11)	Indemnification Agreement dated as of August 2, 2000—Jay Rakow*

10.34(11)	Indemnification Agreement dated as of September 7, 2000—Priscilla Presley

10.35(14)	Indemnification Agreement dated as of February 12, 2001—Henry Winterstern

10.36(18)	Indemnification Agreement dated as of May 14, 2003—A. N. Mosich

10.37(2)	Form of Amended and Restated Shareholders Agreement dated as of August 4, 1997

10.38(5)	Form of Waiver and Amendment No. 1 to Amended and Restated Shareholders Agreement dated as of August 8, 1998

10.39(5)	Form of Amendment No. 2 to Amended and Restated Shareholders Agreement dated September 1, 1998

10.40(6)	Form of Waiver and Amendment No. 3 to Amended and Restated Shareholders Agreement

10.41(2)	Form of Amended and Restated Stock Option Agreement between the Company and Celsus Financial Corp

10.42(2)	Form of Inducement Agreement dated as of November 5, 1997

10.43(2)	Form of Investment Agreement dated November 12, 1997 between the Company and Tracinda

10.44(4)	1998 Non-Employee Director Stock Plan*

10.45(1)	Amended and Restated 2000 Employee Incentive Plan*

10.46(20)	Deposit Agreement dated September 13, 2004, between the Company and Sony Corporation of America

10.47(21)	Amendment No. 1 to Deposit Agreement dated September 13, 2004, between the Company and Sony Corporation of America

10.48(21)(22)	Indemnity Agreement dated September 23, 2004 among the Company, Tracinda, 250 Rodeo, Inc. and Kirk Kerkorian

10.49(22)	Voting and Support Agreement dated as of September 23, 2004, by and between Tracinda, 250 Rodeo, Inc. and LOC Acquisition Company

21(1)	List of Subsidiaries of Metro-Goldwyn-Mayer Inc.

23(1)	Consent of Independent Public Auditors

31.1(1)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(1)	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1(1)	Certification of CEO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(1)	Certification of CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan.
**	Filed without Schedules.

(1)	Filed herewith.
(2)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-35411) and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1997 (File No. 001-13481) and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Form S-8 (File No. 333-52953) and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-60723) and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 1998 (File No. 001-13481) and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Registration on Form S-8 (File No. 333-83823) and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (File No. 333-82775) and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 1999 (File No. 001-13481) and incorporated herein by reference.
(10)	Filed as an appendix to the Company’s Proxy Statement for the annual meeting held on May 4, 2000 and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2000 (File No. 001-13481) and incorporated herein by reference.
(12)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2001 (File No. 001-13481) and incorporated herein by reference.
(13)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2001 (File No. 001-13481) and incorporated herein by reference.
(14)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2002 (File No. 001-13481) and incorporated herein by reference.
(15)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2002 (File No. 001-13481) and incorporated herein by reference.
(16)	Filed as an exhibit to the Company’s 10-K for the year ended December 31, 2003.
(17)	Filed as an exhibit to the Company’s Form 10-Q for the quarter dated March 31, 2003.
(18)	Filed as an exhibit to the Company’s Form 10-Q for the quarter dated June 30, 2003.
(19)	Filed as an exhibit to the Company’s Form 10-Q for the quarter dated June 30, 2004.
(20)	Filed as an exhibit to the Company’s Form 8-K dated September 13, 2004.
(21)	Filed as an exhibit to the Company’s Form 8-K dated September 23, 2004.
(22)	Filed as an appendix to the Company’s Proxy Statement for the Special Meeting of Stockholders held on December 17, 2004.